Form 10-Q
period 2018-09-30
PennyMac Financial Services, Inc.
filed 2018-11-02
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-38727

PennyMac Financial Services, Inc.

(formerly known as New PennyMac Financial Services, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	83-1098934
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2018
Common Stock, $0.0001 par value	77,490,572

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2018

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains certain forward‑looking statements that are subject to various risks and uncertainties. Forward‑looking statements are generally identifiable by use of forward‑looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

Forward‑looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward‑looking information. Examples of forward‑looking statements include the following:

•	projections of our revenues, income, earnings per share, capital structure or other financial items;
•	descriptions of our plans or objectives for future operations, products or services;
•	forecasts of our future economic performance, interest rates, profit margins and our share of future markets; and
•	descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward‑looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward‑looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2018.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

•	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

•	the mortgage lending and servicing-related regulations promulgated by the Bureau of Consumer Financial Protection (“BCFP”) and its enforcement of these regulations;

•	our dependence on U.S. government‑sponsored entities and changes in their current roles or their guarantees or guidelines;

•	changes to government mortgage modification programs;

•	certain banking regulations that may limit our business activities;

•	foreclosure delays and changes in foreclosure practices;

•	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

•	changes in macroeconomic and U.S. real estate market conditions;

•	difficulties inherent in growing loan production volume;

•	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

•	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

•	changes in prevailing interest rates;

•	increases in loan delinquencies and defaults;

•	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

•

our obligation to indemnify third‑party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

•	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

•	our obligation to indemnify PMT and the Investment Funds if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and our Advised Entities;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud;

•	our ability to mitigate cybersecurity risks and cyber incidents;

•	our exposure to risks of loss resulting from adverse weather conditions and man-made or natural disasters; and

•	our organizational structure and certain requirements in our charter documents.

Other factors that could also cause results to differ from our expectations may not be described in this Report or any other document.  Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2018	2017
	(in thousands, except share amounts)
ASSETS
Cash (includes $81,640 and $20,765 pledged to creditors)	$102,627	$37,725
Short-term investments at fair value	145,476	170,080
Mortgage loans held for sale at fair value (includes $2,389,066 and $3,081,987 pledged to creditors)	2,416,955	3,099,103
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	133,128	144,128
Derivative assets	73,618	78,179
Servicing advances, net (includes valuation allowance of $65,393 and $59,958; $102,222 and $114,643 pledged to creditors)	259,609	318,066
Investment in PennyMac Mortgage Investment Trust at fair value	1,518	1,205
Mortgage servicing rights (includes $2,785,964 and $638,010 at fair value; $2,539,575 and $2,098,067 pledged to creditors)	2,785,964	2,119,588
Real estate acquired in settlement of loans	2,493	2,447
Furniture, fixtures, equipment and building improvements, net (includes $19,022 and $23,915 pledged to creditors)	31,662	29,453
Capitalized software, net (includes $1,231 and $1,568 pledged to creditors)	36,484	25,729
Receivable from PennyMac Mortgage Investment Trust	27,467	27,119
Mortgage loans eligible for repurchase	889,335	1,208,195
Other	86,194	107,076
Total assets	$6,992,530	$7,368,093
LIABILITIES
Assets sold under agreements to repurchase	$1,739,638	$2,381,538
Mortgage loan participation purchase and sale agreements	524,667	527,395
Notes payable	1,291,847	891,505
Obligations under capital lease	9,630	20,971
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	223,275	236,534
Derivative liabilities	12,693	5,796
Accounts payable and accrued expenses	140,363	109,143
Mortgage servicing liabilities at fair value	9,769	14,120
Payable to PennyMac Mortgage Investment Trust	91,818	136,998
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	47,605	44,011
Income taxes payable	74,158	52,160
Liability for mortgage loans eligible for repurchase	889,335	1,208,195
Liability for losses under representations and warranties	21,022	20,053
Total liabilities	5,075,820	5,648,419

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Class A common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 25,195,436 and 23,529,970 shares, respectively	3	2
Class B common stock—authorized 1,000 shares of $0.0001 par value; issued and outstanding, 45 and 46 shares, respectively	—	—
Additional paid-in capital	236,457	204,103
Retained earnings	304,386	265,306
Total stockholders' equity attributable to PennyMac Financial Services, Inc. common stockholders	540,846	469,411
Noncontrolling interest in Private National Mortgage Acceptance Company, LLC	1,375,864	1,250,263
Total stockholders' equity	1,916,710	1,719,674
Total liabilities and stockholders’ equity	$6,992,530	$7,368,093

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except earnings and dividends per share)
Revenues
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$147,182	$126,416	$421,536	$345,231
From PennyMac Mortgage Investment Trust	10,071	11,402	30,521	31,987
From Investment Funds	—	416	3	1,455
Ancillary and other fees	17,009	15,548	44,817	38,616
	174,262	153,782	496,877	417,289
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(63,450)	(80,529)	(147,670)	(232,889)
Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust	(1,109)	4,828	(9,026)	14,757
	(64,559)	(75,701)	(156,696)	(218,132)
Net mortgage loan servicing fees	109,703	78,081	340,181	199,157
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	38,349	98,235	143,396	285,599
From PennyMac Mortgage Investment Trust	18,565	9,901	45,878	7,584
	56,914	108,136	189,274	293,183
Mortgage loan origination fees:
From non-affiliates	24,366	31,060	70,607	83,558
From PennyMac Mortgage Investment Trust	2,119	2,108	4,869	5,377
	26,485	33,168	75,476	88,935
Fulfillment fees from PennyMac Mortgage Investment Trust	26,256	23,507	52,759	61,184
Net interest income (expense):
Interest income:
From non-affiliates	59,152	42,326	152,997	97,328
From PennyMac Mortgage Investment Trust	1,812	2,116	5,686	5,946
	60,964	44,442	158,683	103,274
Interest expense:
To non-affiliates	35,035	38,494	96,552	95,832
To PennyMac Mortgage Investment Trust	3,740	3,998	11,584	13,011
	38,775	42,492	108,136	108,843
Net interest income (expense)	22,189	1,950	50,547	(5,569)
Management fees, net:
From PennyMac Mortgage Investment Trust	6,482	6,038	17,906	16,684
From Investment Funds	(11)	178	4	913
	6,471	6,216	17,910	17,597
Carried Interest from Investment Funds	(17)	(1,158)	(365)	(1,045)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	129	(33)	419	182
Results of real estate acquired in settlement of loans	194	281	179	137
Other	2,605	487	7,048	3,068
Total net revenues	250,929	250,635	733,428	656,829
Expenses
Compensation	103,364	93,417	303,917	261,624
Servicing	40,797	24,968	95,586	76,513
Technology	15,273	13,926	45,047	36,863
Occupancy and equipment	7,117	5,933	20,001	16,940
Professional services	7,117	4,636	18,442	12,977
Loan origination	7,203	5,581	14,462	14,830
Marketing	2,275	2,375	6,654	6,594
Other	6,086	5,655	19,928	16,352
Total expenses	189,232	156,491	524,037	442,693
Income before provision for income taxes	61,697	94,144	209,391	214,136
Provision for income taxes	5,545	11,652	17,908	26,512
Net income	56,152	82,492	191,483	187,624
Less: Net income attributable to noncontrolling interest	41,663	65,411	142,538	149,185
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,489	$17,081	$48,945	$38,439

Earnings per share
Basic	$0.58	$0.73	$1.99	$1.66
Diluted	$0.57	$0.71	$1.94	$1.62
Weighted average shares outstanding
Basic	25,125	23,426	24,644	23,147
Diluted	78,913	78,416	78,954	78,231
Dividend declared per share of Class A common stock	$0.40	$—	$0.40	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at June 30, 2018	25,009	$3	$229,941	$299,951	$1,332,049	$1,861,944
Net income	—	—	—	14,489	41,663	56,152
Stock and unit-based compensation	55	—	2,944	—	6,472	9,416
Class A common stock dividends ($0.40 per share)	—	—	—	(10,054)	—	(10,054)
Issuance of Class A common stock in settlement of directors' fees	—	—	28	—	57	85
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc. by noncontrolling interest unitholders and issued as equity compensation	131	—	4,377	—	(4,377)	—
Tax effect of exchange and repurchases of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc., net	—	—	(833)	—	—	(833)
Balance at September 30, 2018	25,195	$3	$236,457	$304,386	$1,375,864	$1,916,710

	Quarter ended September 30, 2017
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at June 30, 2017	23,473	$2	$199,146	$185,907	$1,126,197	$1,511,252
Net income	—	—	—	17,081	65,411	82,492
Stock and unit-based compensation	—	—	1,411	—	2,944	4,355
Issuance of Class A common stock in settlement of directors' fees	—	—	25	—	59	84
Repurchase of Class A common stock	(505)	—	(8,599)	—	—	(8,599)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	251	—	3,656	—	(3,656)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	707	—	—	707
Balance at September 30, 2017	23,219	$2	$196,346	$202,988	$1,190,955	$1,590,291

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle – Adoption of fair value accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	189	587	776
Balance at January 1, 2018	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	48,945	142,538	191,483
Stock and unit-based compensation	285	—	7,400	—	18,084	25,484
Class A common stock dividends ($0.40 per share)	—	—	—	(10,054)	—	(10,054)
Issuance of Class A common stock in settlement of directors' fees	—	—	79	—	166	245
Repurchase of Class A common stock	(236)	—	(1,554)	—	(3,272)	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc. by noncontrolling interest unitholders and issued as equity compensation	1,616	1	32,501	—	(32,502)	—
Tax effect of exchange and repurchases of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc., net	—	—	(6,072)	—	—	(6,072)
Balance at September 30, 2018	25,195	$3	$236,457	$304,386	$1,375,864	$1,916,710

	Nine months ended September 30, 2017
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at December 31, 2016	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	38,439	149,185	187,624
Stock and unit-based compensation	—	—	4,861	—	10,200	15,061
Issuance of Class A common stock in settlement of directors' fees	—	—	133	—	120	253
Repurchase of Class A common stock	(505)	—	(8,599)	—	—	(8,599)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,297	—	20,583	—	(20,583)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(3,404)	—	—	(3,404)
Balance at September 30, 2017	23,219	$2	$196,346	$202,988	$1,190,955	$1,590,291

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2018	2017
	(in thousands)
Cash flow from operating activities
Net income	$191,483	$187,624
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on mortgage loans held for sale at fair value	(189,274)	(293,183)
Accrual of servicing rebate payable to Investment Funds	—	129
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	156,696	218,132
Carried Interest from Investment Funds	365	1,045
Capitalization of interest on mortgage loans held for sale at fair value	(67,025)	(32,883)
Accrual of interest on excess servicing spread financing	11,584	13,011
Amortization of premiums and debt issuance costs	(19,198)	11,472
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(313)	(76)
Results of real estate acquired in settlement in loans	(179)	(137)
Stock-based compensation expense	20,766	14,634
Provision for servicing advance losses	24,046	26,157
Loss from disposition of fixed assets and impairment of capitalized software	—	389
Depreciation and amortization	9,046	6,229
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(28,584,762)	(32,724,487)
Originations of mortgage loans held for sale	(4,049,591)	(3,906,688)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(3,342,029)	(2,629,907)
Sale and principal payments of mortgage loans held for sale to non-affiliates	34,208,217	38,097,411
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	2,336,162	373,108
Repurchase of mortgage loans subject to representations and warranties	(24,891)	(16,867)
Collection of repurchase agreement derivatives	19,460	—
Decrease in servicing advances	35,813	57,310
Sale of real estate acquired in settlement of loans	3,004	2,758
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(2,825)	332
Decrease in receivable from Investment Funds	417	436
Decrease in other assets	8,874	25,853
Increase (decrease) in accounts payable and accrued expenses	16,448	(34,102)
Decrease in payable to Investment Funds	(2,427)	(18,203)
Decrease in payable to PennyMac Mortgage Investment Trust	(46,731)	(46,013)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(6,221)
Increase in income taxes payable	19,448	26,471
Net cash provided by (used in) operating activities	732,584	(646,266)
Cash flow from investing activities
Decrease (increase) in short-term investments	24,604	(50,253)
Net change in assets purchased from PMT under agreement to resell	11,000	1,928
Net settlement of derivative financial instruments used for hedging	(182,402)	(19,487)
Purchase of mortgage servicing rights	(180,139)	(167,466)
Purchase of furniture, fixtures, equipment and leasehold improvements	(8,919)	(5,276)
Acquisition of capitalized software	(13,091)	(11,576)
Increase in margin deposits	(836)	(33,171)
Net cash used in investing activities	(349,783)	(285,301)
Cash flow from financing activities
Sale of assets under agreements to repurchase	31,318,277	24,376,644
Repurchase of assets sold under agreements to repurchase	(31,960,304)	(24,016,601)
Issuance of mortgage loan participation certificates	19,398,281	13,780,569
Repayment of mortgage loan participation certificates	(19,401,301)	(13,919,864)
Advances on notes payable	1,300,000	935,000
Repayment of notes payable	(900,000)	(186,935)
Advances of obligations under capital lease	—	10,298
Repayment of obligations under capital lease	(11,341)	(9,349)
Repayment of excess servicing spread financing	(35,852)	(42,320)
Payment of debt issuance costs	(15,320)	(19,187)
Issuance of common stock pursuant to exercise of stock options	4,718	427
Repurchase of common stock	(4,826)	(8,599)
Payment of dividend to Class A common stockholders	(10,054)	—
Net cash (used in) provided by financing activities	(317,722)	900,083
Net increase (decrease) in cash and restricted cash	65,079	(31,484)
Cash and restricted cash at beginning of period	38,173	99,642
Cash and restricted cash at end of period	$103,252	$68,158
Cash and restricted cash at end of period are comprised of the following:
Cash	$102,627	$67,708
Restricted cash included in Other assets	625	450
	$103,252	$68,158

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (“PFSI” or the “Company”) was formed as a Delaware corporation on December 31, 2012. Pursuant to a reorganization, the Company became a holding corporation and its primary asset is an equity interest in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac and operates and controls all of the businesses and affairs of PennyMac subject to the consent rights of other members under certain circumstances, and consolidates the financial results of PennyMac and its subsidiaries.

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production and mortgage loan servicing. PennyMac’s investment management activities and a portion of its mortgage loan servicing activities are conducted on behalf of investment vehicles that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

•

PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

Presently, PCM has a management agreement with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust (“REIT”). Previously, PCM had management agreements with PNMAC Mortgage Opportunity Fund, LLC (the “Registered Fund”) and PNMAC Mortgage Opportunity Fund, L.P. (the “Master Fund”), both formerly registered under the Investment Company Act of 1940, as amended, an affiliate of these registered funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (the “Private Fund”) (collectively, the “Investment Funds”). Together, the Investment Funds and PMT are referred to as the “Advised Entities.” The Registered Fund and the Master Fund obtained orders of de-registration on July 25, 2018, and the management agreements with all of the Investment Funds expired or were otherwise terminated. All of the Investment Funds other than the affiliate of the registered funds were dissolved on August 22, 2018.

•

PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”) (each an “Agency” and collectively the “Agencies”).

•

PNMAC Opportunity Fund Associates, LLC (“PMOFA”)—a Delaware limited liability company and the general partner of the Master Fund. PMOFA is entitled to incentive fees representing allocations of profits (“Carried Interest”) from the Master Fund.

Note 2—Basis of Presentation and Accounting Developments

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2018. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Accounting Developments

Accounting Changes

During the nine months ended September 30, 2018, the Company adopted changes to the accounting principles used in the preparation of its financial statements summarized below.

Mortgage Servicing Rights

Effective January 1, 2018, the Company has elected to change the accounting for the classes of mortgage servicing rights (“MSRs”) it had accounted for using the amortization method through December 31, 2017, to the fair value method as allowed in the Transfers and Servicing topic of the FASB’s ASC. The Company determined that a single accounting treatment across all currently existing classes of MSRs is consistent with lender valuation under its financing arrangements and simplifies the Company’s hedging activities. As the result of this change, the Company recorded an adjustment to increase its investment in MSRs of $848,000, an increase in its liability for income taxes payable of $72,000 and an increase in stockholders’ equity of $776,000.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”), which supersedes the guidance in the Revenue Recognition topic of the ASC. Effective January 1, 2018, the Company adopted ASU 2014-09 as amended using the modified retrospective method. The adoption of ASU 2014-09 did not require the Company to record a cumulative effect adjustment to its beginning retained earnings.

The Company’s revenues from contracts with customers that are subject to ASU 2014-09 include fulfillment fees, management fees and certain reimbursed overhead costs. Other revenue and income streams are not subject to ASU 2014-09 as they are financial instruments or other contractual rights and obligations accounted for under the Receivables,  Investments and Debt and Equity Securities,  Transfers and Servicing,  Financial Instruments and  Derivatives and Hedging topics of the ASC.

Fulfillment fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. Fulfillment fee amounts are based upon a negotiated fee schedule and the unpaid principal balance of the mortgage loans purchased by PMT. The Company’s obligation under the agreement is fulfilled when PMT completes the sale or securitization of a mortgage loan it purchases. Fulfillment fees are generally collected within 30 days of purchase by PMT, although a portion of the fulfillment fees may not be collected until 30 days following sale or securitization to the extent such sale or securitization does not occur in the month of purchase. Fulfillment fee revenue is recognized in the month the fee is earned. Fulfillment fees receivable contract assets are disclosed in Note 4—Transactions with Affiliates.

Management fees

Management fees represent compensation to the Company for its management services provided to the Advised Entities. Management fees are earned based on PMT’s shareholders’ equity amounts and the Investment Funds’ net assets and profitability in excess of specified thresholds, and are recognized as services are provided and are paid to the Company on a quarterly basis within 30 days of the end of the quarter. Management fees receivable contract assets are disclosed in Note 4—Transactions with Affiliates.

Carried Interest

The Company’s Carried Interest arrangements with the Investment Funds represented capital allocations to the Company. As a result, the Company has concluded as part of its assessment of the effect of the adoption of
ASU 2014-09 that its Carried Interest represented an equity method investment subject to the Investments – Equity Method and Joint Ventures topic of the ASC. Therefore, effective January 1, 2018, the Company recharacterized its Carried Interest as financial instruments under the equity method of accounting. Carried Interest balances are included in Other assets and are disclosed in Note 9—Carried Interest Due from Investment Funds.

Expense reimbursements

Under the Company’s management agreement with PMT, PMT is required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end. Before the adoption of ASU 2014-09, the Company accounted for such reimbursements as reductions to expenses. With the adoption of ASU 2014-09, the Company is required to include such expense reimbursements in its net revenues. As a result of the adoption of ASU 2014-09, beginning in 2018 certain overhead reimbursement amounts were reclassified from the following expense line items to Other revenue as summarized below:

	Quarter ended	Nine months ended
Income statement line	September 30, 2018	September 30, 2018
	(in thousands)
Occupancy and equipment	$718	$1,954
Technology	315	837
Compensation	120	360
Other	177	596
Total expense reimbursements included in Other revenue	$1,330	$3,747

Cash Flows

During the nine months ended September 30, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statement of cash flows. Accordingly, the Company retrospectively changed the presentation of its consolidated statements of cash flows to conform to the requirements of ASU 2016-18.

For the purpose of reporting the statement of cash flows, the Company has identified tenant security deposits relating to rental properties owned by PMT and managed by the Company as restricted cash. The tenant security deposits are included in Other assets on the Company’s consolidated balance sheets. As the result of adoption of ASU 2016-18, the Company’s consolidated statements of cash flows for the nine months ended September 30, 2017 changed as follows:

	As previously	Effect of adoption
	reported	of ASU 2016-18	As reported
	(in thousands)
Cash flow from operating activities	$(646,441)	$175	$(646,266)
Cash and restricted cash at end of period	$67,708	$450	$68,158

Recently Issued Accounting Pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”).  ASU 2016-02 changes the standards for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase of the leased asset by the lessee. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.

ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018. The Company is currently assessing the potential effect that the adoption of ASU 2016-02 will have on its consolidated financial statements. As shown in Note 14 – Commitments and Contingencies, the Company had approximately $89.2 million in future minimum lease payment commitments as of September 30, 2018. Were the Company to adopt ASU 2016-02 as of September 30, 2018, it would be required to recognize a right-of-use asset and a corresponding liability based on the present value of such obligation as of September 30, 2018. The Company does not expect to recognize a significant cumulative effect adjustment to its stockholders’ equity as a result of adopting
ASU 2016-02.

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of mortgage loan servicing fees, gains on mortgage loans held for sale, mortgage loan origination fees, fulfillment fees, change in fair value of excess servicing spread financing (“ESS”), net interest charged to these entities, management fees, Carried Interest, and change in fair value of investment and dividend received from PMT) totaled 25% and 22% of total net revenue for the quarters ended September 30, 2018 and 2017, respectively, and 19% and 20% for the nine months ended September 30, 2018 and 2017, respectively.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement. Historically, the Company has used the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans. Beginning in the quarter ended September 30, 2017, the Company also sells non-government insured or guaranteed mortgage loans to PMT under the mortgage loan purchase agreement.

Pursuant to the terms of an amended and restated MSR recapture agreement, effective September 12, 2016, if the Company refinances mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey cash in an amount equal to 30% of the fair market value of the MSRs related to all the mortgage loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The Company provides fulfillment and other services to PMT under an amended and restated mortgage banking services agreement for which it receives a fulfillment fee. Pursuant to the terms of the mortgage banking services agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage‑Backed Securities (“MBS”) Guide. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company.

In consideration for the mortgage banking services provided by the Company with respect to PMT’s acquisition of mortgage loans under the Company’s early purchase program, the Company is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by the Company, and (ii) in the amount of $35 for each mortgage loan that PMT acquires thereunder. The mortgage banking services agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

Following is a summary of mortgage loan production activities and MSR recapture between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net gains on mortgage loans held for sale at fair value:
Net gains on mortgage loans held for sale to PMT	$19,722	$11,396	$49,396	$12,280
Mortgage servicing rights and excess servicing spread recapture incurred	(1,157)	(1,495)	(3,518)	(4,696)
	$18,565	$9,901	$45,878	$7,584
Sale of mortgage loans held for sale to PMT	$908,525	$332,886	$2,336,162	$373,108

Fulfillment fee revenue	$26,256	$23,507	$52,759	$61,184
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$7,517,883	$6,530,036	$17,139,884	$17,079,969

Sourcing fees paid to PMT	$2,689	$3,275	$8,221	$9,340
Unpaid principal balance of mortgage loans purchased from PMT	$8,916,654	$10,915,194	$27,404,022	$31,131,154

Tax service fees received from PMT included in Mortgage loan origination fees	$2,119	$2,108	$4,869	$5,377
Early purchase program fees earned from PMT included in Mortgage loan servicing fees	$—	$1	$—	$7

Mortgage Loan Servicing

The Company has a mortgage loan servicing agreement with PMT (“Servicing Agreement”). The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to mortgage loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

•

The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

•

To the extent the Company facilitates rentals of PMT's REO under its REO rental program, the Company collects an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to the Company’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if the Company provides property management services directly. The Company is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

•

Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a mortgage loan on behalf of PMT and not through a third-party lender and the resulting mortgage loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

•

Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed mortgage loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in performance of its servicing obligations.

•

The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

•

The Company is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per mortgage loan in any 18-month period.

•

The base servicing fees for non-distressed mortgage loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month and $8.50 per month for fixed-rate loans and adjustable-rate loans, respectively.

The Servicing Agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of mortgage loan servicing and property management fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base and supplemental	$98	$88	$250	$235
Activity-based	218	188	489	507
	316	276	739	742
Mortgage loans at fair value:
Base and supplemental	614	1,571	2,328	5,284
Activity-based	657	2,702	3,200	6,859
	1,271	4,273	5,528	12,143
Mortgage servicing rights:
Base and supplemental	8,326	6,702	23,875	18,727
Activity-based	158	151	379	375
	8,484	6,853	24,254	19,102
	$10,071	$11,402	$30,521	$31,987
Property management fees received from PMT included in Other income	$122	$95	$333	$261

Investment Management Activities

The Company has a management agreement with PMT (“Management Agreement”). The Management Agreement provides that:

•

The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average shareholders’ equity in excess of $5 billion.

•

The performance incentive fee is calculated quarterly at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four‑quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which PMT’s “net income” for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s equity; plus (b) 15% of the amount by which PMT’s “net income” for the quarter exceeds (i) a 12% return on PMT’s equity plus the “high watermark,” up to (ii) a 16% return on PMT’s equity; plus (c) 20% of the amount by which PMT’s “net income” for the quarter exceeds a 16% return on equity plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non‑cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the rolling four‑quarter period.

The “high watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30‑year MBS yield (the “Target Yield”) for the four quarters then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for the Company to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the Target Yield, until the “net income” in excess of the Target Yield exceeds the then‑current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

The Management Agreement expires on September 12, 2020, subject to automatic renewal for additional
18-month periods, unless terminated earlier in accordance with the terms of the agreement. In the event of termination of the Management Agreement between PMT and the Company, the Company may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by the Company, in each case during the 24-month period immediately preceding the date of termination.

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Base management	$5,799	$6,038	$17,223	$16,380
Performance incentive	683	—	683	304
	$6,482	$6,038	$17,906	$16,684

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, from and after September 12, 2016, the Company shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

PMT is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses will be allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets managed by the Company as calculated at each fiscal quarter end.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$1,210	$1,193	$3,387	$4,220
Compensation (1)	120	—	360	—
Expenses incurred on (the Company's) PMT's behalf, net	527	196	586	849
	$1,857	$1,389	$4,333	$5,069
Payments and settlements during the quarter (2)	$21,650	$22,786	$45,265	$63,249

(1)

The Company adopted ASU 2014-09 using the modified retrospective method effective January 1, 2018. Adoption of ASU 2014-09 using the modified retrospective method required the Company to include those reimbursements from PMT in Other revenue starting January 1, 2018.

(2)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019. The Company received no reimbursement of underwriting fees from PMT during the nine months ended September 30, 2018 and received $30,000 during the nine months ended September 30, 2017.

Investing Activities

Master Repurchase Agreement

On December 19, 2016, the Company, through PLS, entered into a master repurchase agreement with one of PMT’s wholly-owned subsidiaries, PennyMac Holdings, LLC (“PMH”) (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from the Company for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and PennyMac, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) has issued and may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

The principal amount paid by PLS for the participation certificates under the PMH Repurchase Agreement is based upon a percentage of the market value of the underlying ESS. Upon PMH’s repurchase of the participation certificates, PMH is required to repay PLS the principal amount relating thereto plus accrued interest (at a rate reflective of the current market and consistent with the weighted average note rate of the VFN and any outstanding Term Notes) to the date of such repurchase. PLS is then required to repay the Issuer Trust the corresponding amount under the PC Repurchase Agreement.

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,812	$2,116	$5,686	$5,946
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$35	$35	$106	$106
Change in fair value of investment	94	(68)	313	76
	$129	$(33)	$419	$182

	September 30,	December 31,
	2018	2017
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$133,128	$144,128
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,518	$1,205
Number of shares	75	75

Financing Activities

Spread Acquisition and MSR Servicing Agreements

On December 19, 2016, the Company amended and restated a master spread acquisition and MSR servicing agreement with PMT (the “Spread Acquisition Agreement”), pursuant to which the Company may sell to PMT, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by PMT in connection with the parties’ participation in the GNMA MSR Facility.

To the extent the Company refinances any of the mortgage loans relating to the ESS it has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, wire cash to PMT in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$499	$1,207	$1,983	$4,160
Repayment	$11,543	$13,410	$35,852	$42,320
Change in fair value	$1,109	$(4,828)	$9,026	$(14,757)
Interest expense	$3,740	$3,998	$11,584	$13,011
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$597	$1,163	$1,951	$3,837

			September 30,	December 31,
			2018	2017
			(in thousands)
Excess servicing spread financing at fair value			$223,275	$236,534

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2018	2017
	(in thousands)
Receivable from PMT:
Fulfillment fees	$12,078	$346
Management fees	6,482	5,901
Servicing fees	3,765	6,583
Allocated expenses and expenses incurred on PMT's behalf	2,295	11,542
Correspondent production fees	1,864	1,735
Conditional Reimbursement	870	870
Interest on assets purchased under agreements to resell	113	142
	$27,467	$27,119
Payable to PMT:
Deposits made by PMT to fund servicing advances	$89,467	$132,844
Mortgage servicing rights recapture payable	250	282
Other	2,101	3,872
	$91,818	$136,998

Investment Funds

Management Agreements

The Company had investment management agreements with the Investment Funds pursuant to which it received management fees consisting of base management fees and Carried Interest. The management fees were based on the lesser of the funds’ net asset values or aggregate capital contributions. The base management fees accrued at annual rates ranging from 1.5% to 2.0% of the applicable amounts on which they were based.

The Carried Interest that the Company recognized from the Investment Funds was determined by the Investment Funds’ performance and its contractual rights to share in the Investments Funds’ returns in excess of the preferred returns, if any, accruing to the funds’ investors. The Company recognized Carried Interest as a participation in the profits in the Investment Funds after the investors in the Investment Funds had achieved a preferred return as defined in the fund agreements. After the investors achieved the preferred returns specified in the respective fund agreements, a “catch up” return accrued to the Company until it received a specified percentage of the preferred return. Thereafter, the Company participated in returns in excess of the preferred return at the rates specified in the fund agreements.

The Company received $8.2 million and $61.3 million in cash in settlement of its Carried Interest during the nine months ended September 30, 2018 and 2017, respectively. The Registered Fund and the Master Fund obtained orders of de-registration on July 25, 2018, and the management agreements with all of the Investment Funds expired or were otherwise terminated. The Registered Fund, the Master Fund and the Private Fund were dissolved on August 22, 2018.

Mortgage Loan Servicing Agreements

The Company had mortgage loan servicing agreements with the Investment Funds. The loan servicing provided by the Company under the loan servicing agreements with the Investment Funds included collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which included, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. The Company also engaged in certain loan origination activities that included refinancing mortgage loans and arranging financings that facilitate sales of the Investment Funds’ REOs.

The loan servicing agreements with the Investment Funds generally provided for fee revenue, which varied depending on the type and quality of the loans being serviced. The Company was also entitled to certain customary market-based fees and charges. All of the servicing agreements with the Investment Funds expired or were otherwise terminated before or during the quarter ended September 30, 2018.

Amounts due from and payable to the Investment Funds included in Other assets and Accounts payable and accrued expenses, respectively, as of December 31, 2017 are summarized below:

December 31, 2017
(in thousands)
Carried Interest due from Investment Funds:
PNMAC Mortgage Opportunity Fund, LLC	$6,389
PNMAC Mortgage Opportunity Fund Investors, LLC	2,163
$8,552
Receivable from Investment Funds:
Mortgage loan servicing fee rebate deposit	$300
Management fees	88
Expense reimbursements	27
Mortgage loan servicing fees	2
$417
Payable to Investment Funds:
Deposits received to fund servicing advances	$2,329
Other	98
$2,427

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with owners of PennyMac other than the Company on the date of the IPO that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from such unitholders’ exchanges and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $47.6 million and $44.0 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2018 and December 31, 2017, respectively. The Company did not make any payments under the tax receivable agreement during the nine months ended September 30, 2018. The Company made payments of $6.2 million during the nine months ended September 30, 2017. After the Reorganization (as defined in Note 24‒Subsequent Events) there will be no future exchanges, although the Company will still need to make payments for exchanges that occurred before the Reorganization.

 .

Note 5—Loan Sales and Servicing Activities

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the mortgage loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the mortgage loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement as servicer of the mortgage loans:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cash flows:
Sales proceeds	$11,375,408	$13,600,232	$34,208,217	$38,097,411
Servicing fees received (1)	$123,626	$97,312	$354,535	$272,303
Net servicing advances (recoveries)	$4,147	$(15,061)	$(20,572)	$(1,271)

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the mortgage loans sold by the Company in which it maintains continuing involvement:

	September 30,	December 31,
	2018	2017
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$139,305,079	$120,853,138
Delinquencies:
30-89 days	$5,967,607	$5,097,688
90 days or more:
Not in foreclosure	$1,904,299	$2,303,114
In foreclosure	$640,555	$606,744
Foreclosed	$24,216	$30,310
Bankruptcy	$889,814	$657,368

The following tables summarize the UPB of the Company’s mortgage loan servicing portfolio:

	September 30, 2018
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$139,305,079	$—	$139,305,079
Purchased	55,619,760	—	55,619,760
	194,924,839	—	194,924,839
Advised Entities	—	87,226,461	87,226,461
Mortgage loans held for sale	2,352,771	—	2,352,771
	$197,277,610	$87,226,461	$284,504,071
Subserviced for the Company (1)	$6,459,716	$—	$6,459,716
Delinquent mortgage loans:
30 days	$6,457,528	$596,202	$7,053,730
60 days	1,810,285	119,314	1,929,599
90 days or more:
Not in foreclosure	2,805,375	255,766	3,061,141
In foreclosure	928,268	149,313	1,077,581
Foreclosed	35,604	193,401	229,005
	$12,037,060	$1,313,996	$13,351,056
Bankruptcy	$1,277,484	$116,207	$1,393,691
Custodial funds managed by the Company (2)	$3,764,023	$1,203,229	$4,967,252

(1)

Certain of the mortgage loans serviced by the Company are subserviced on the Company’s behalf by other mortgage loan servicers on a transitional basis when the Company has purchased the rights to service the loans but servicing of the loans has not yet been transferred to the Company’s servicing system.

(2)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2017
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$120,853,138	$—	$120,853,138
Purchased	47,016,708	—	47,016,708
	167,869,846	—	167,869,846
Advised Entities	—	74,980,268	74,980,268
Mortgage loans held for sale	2,998,377	—	2,998,377
	$170,868,223	$74,980,268	$245,848,491
Delinquent mortgage loans:
30 days	$5,326,710	$515,922	$5,842,632
60 days	1,935,216	215,957	2,151,173
90 days or more:
Not in foreclosure	3,690,159	541,945	4,232,104
In foreclosure	916,614	293,835	1,210,449
Foreclosed	41,244	278,890	320,134
	$11,909,943	$1,846,549	$13,756,492
Bankruptcy	$1,046,969	$176,324	$1,223,293
Custodial funds managed by the Company (1)	$3,267,279	$901,041	$4,168,320

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s mortgage loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2018	2017
	(in thousands)
California	$50,009,289	$45,621,369
Texas	23,023,181	19,741,970
Florida	21,006,280	17,490,194
Virginia	18,308,994	16,210,673
Maryland	13,176,658	11,350,939
All other states	158,979,669	135,433,346
	$284,504,071	$245,848,491

Note 6—Fair Value

Most of the Company’s assets and certain of its liabilities are measured based on their fair values. The application of fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its fair value as discussed in the following paragraphs.

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•

Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and other inputs.

•

Level 3—Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Company is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and their fair values. Such differences may result in significantly different fair value measurements. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Fair Value Accounting Elections

The Company identified all of its non-cash financial assets, other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell and Mortgage servicing liabilities (“MSLs”) to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Beginning January 1, 2018, the Company accounts for all MSRs at fair value. Before January 1, 2018, originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. The Company elected to account for all MSRs at fair value because management determined that this change makes the accounting treatment for MSRs consistent with lender valuation under financing arrangements and simplifies hedging activities. The Company has also identified its ESS to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$145,476	$—	$—	$145,476
Mortgage loans held for sale at fair value	—	2,051,652	365,303	2,416,955
Derivative assets:
Interest rate lock commitments	—	—	41,075	41,075
Repurchase agreement derivatives	—	—	26,475	26,475
Forward purchase contracts	—	821	—	821
Forward sales contracts	—	16,892	—	16,892
MBS put options	—	4,413	—	4,413
MBS call options	—	12	—	12
Put options on interest rate futures purchase contracts	3,063	—	—	3,063
Call options on interest rate futures purchase contracts	63	—	—	63
Total derivative assets before netting	3,126	22,138	67,550	92,814
Netting	—	—	—	(19,196)
Total derivative assets	3,126	22,138	67,550	73,618
Investment in PennyMac Mortgage Investment Trust	1,518	—	—	1,518
Mortgage servicing rights at fair value	—	—	2,785,964	2,785,964
	$150,120	$2,073,790	$3,218,817	$5,423,531
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$223,275	$223,275
Derivative liabilities:
Interest rate lock commitments	—	—	3,912	3,912
Forward purchase contracts	—	29,569	—	29,569
Forward sales contracts	—	2,780	—	2,780
Total derivative liabilities before netting	—	32,349	3,912	36,261
Netting	—	—	—	(23,568)
Total derivative liabilities	—	32,349	3,912	12,693
Mortgage servicing liabilities at fair value	—	—	9,769	9,769
	$—	$32,349	$236,956	$245,737

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$170,080	$—	$—	$170,080
Mortgage loans held for sale at fair value	—	2,316,892	782,211	3,099,103
Derivative assets:
Interest rate lock commitments	—	—	60,012	60,012
Repurchase agreement derivatives	—	—	10,656	10,656
Forward purchase contracts	—	4,288	—	4,288
Forward sales contracts	—	2,101	—	2,101
MBS put options	—	3,481	—	3,481
Put options on interest rate futures purchase contracts	3,570	—	—	3,570
Call options on interest rate futures purchase contracts	938	—	—	938
Total derivative assets before netting	4,508	9,870	70,668	85,046
Netting	—	—	—	(6,867)
Total derivative assets	4,508	9,870	70,668	78,179
Investment in PennyMac Mortgage Investment Trust	1,205	—	—	1,205
Mortgage servicing rights at fair value	—	—	638,010	638,010
	$175,793	$2,326,762	$1,490,889	$3,986,577
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$236,534	$236,534
Derivative liabilities:
Interest rate lock commitments	—	—	1,740	1,740
Forward purchase contracts	—	1,272	—	1,272
Forward sales contracts	—	7,031	—	7,031
Total derivative liabilities before netting	—	8,303	1,740	10,043
Netting	—	—	—	(4,247)
Total derivative liabilities	—	8,303	1,740	5,796
Mortgage servicing liabilities at fair value	—	—	14,120	14,120
	$—	$8,303	$252,394	$256,450

As shown above, all or a portion of the Company’s mortgage loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs at fair value, ESS at fair value and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the quarters and nine months ended September 30, 2018 and 2017:

	Quarter ended September 30, 2018
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2018	$334,166	$55,689	$25,781	$2,486,157	$2,901,793
Purchases and issuances, net	1,008,662	41,721	12,903	163,511	1,226,797
Sales and repayments	(231,921)	—	(11,982)	—	(243,903)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	149,000	149,000
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	84	—	—	—	84
Other factors	—	10,696	(227)	(12,704)	(2,235)
	84	10,696	(227)	(12,704)	(2,151)
Transfers from Level 3 to Level 2	(744,324)	—	—	—	(744,324)
Transfers to real estate acquired in settlement of loans	(1,364)	—	—	—	(1,364)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(70,943)	—	—	(70,943)
Balance, September 30, 2018	$365,303	$37,163	$26,475	$2,785,964	$3,214,905
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2018	$(4,811)	$37,163	$—	$(12,704)	$19,648

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2018	$229,470	$10,253	$239,723
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	499	—	499
Accrual of interest	3,740	—	3,740
Repayments	(11,543)	—	(11,543)
Mortgage servicing liabilities resulting from mortgage loan sales	—	1,741	1,741
Changes in fair value included in income	1,109	(2,225)	(1,116)
Balance, September 30, 2018	$223,275	$9,769	$233,044
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2018	$1,109	$(2,225)	$(1,116)

	Quarter ended September 30, 2017
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2017	$380,084	$46,158	$—	$678,441	$1,104,683
Purchases and issuances, net	499,546	83,798	469	41	583,854
Sales and repayments	(306,458)	—	—	—	(306,458)
Interest rate lock commitments issued, net	—	—	—	—	—
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	5,773	5,773
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(1,130)	—	—	—	(1,130)
Other factors	—	41,693	—	(28,271)	13,422
	(1,130)	41,693	—	(28,271)	12,292
Transfers from Level 3 to Level 2	(195,802)	—	—	—	(195,802)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(117,265)	—	—	(117,265)
Balance, September 30, 2017	$376,240	$54,384	$469	$655,984	$1,087,077
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2017	$(2,851)	$54,384	$—	$(28,271)	$23,262

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, June 30, 2017	$261,796	$18,295	$280,091
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,207	—	1,207
Accrual of interest	3,998	—	3,998
Repayments	(13,410)	—	(13,410)
Mortgage servicing liabilities resulting from mortgage loan sales	—	4,071	4,071
Changes in fair value included in income	(4,828)	(6,290)	(11,118)
Balance, September 30, 2017	$248,763	$16,076	$264,839
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2017	$(4,828)	$(6,290)	$(11,118)

	Nine months ended September 30, 2018
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to a change in accounting principle	—	—	—	1,482,426	1,482,426
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	2,480,523	157,649	36,624	193,640	2,868,436
Sales and repayments	(1,122,448)	—	(19,460)	—	(1,141,908)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	448,604	448,604
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(4,944)	—	—	—	(4,944)
Other factors	—	(28,627)	(1,345)	23,284	(6,688)
	(4,944)	(28,627)	(1,345)	23,284	(11,632)
Transfers from Level 3 to Level 2	(1,765,854)	—	—	—	(1,765,854)
Transfers to real estate acquired in settlement of loans	(4,185)	—	—	—	(4,185)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(150,131)	—	—	(150,131)
Balance, September 30, 2018	$365,303	$37,163	$26,475	$2,785,964	$3,214,905
Changes in fair value recognized during the period relating to assets still held at September 30, 2018	$(4,912)	$37,163	$—	$23,284	$55,535

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,983	—	1,983
Accrual of interest	11,584	—	11,584
Repayments	(35,852)	—	(35,852)
Mortgage servicing liabilities resulting from mortgage loan sales	—	5,548	5,548
Changes in fair value included in income	9,026	(9,899)	(873)
Balance, September 30, 2018	$223,275	$9,769	$233,044
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2018	$9,026	$(9,899)	$(873)

	Nine months ended September 30, 2017
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance December 31, 2016	$47,271	$59,391	$—	$515,925	$622,587
Purchases	1,815,509	226,617	469	183,830	2,226,425
Sales and repayments	(845,318)	—	—	—	(845,318)
Interest rate lock commitments issued, net	—	—	—	—	—
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	19,702	19,702
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,104)	—	—	—	(6,104)
Other factors	—	99,425	—	(63,473)	35,952
	(6,104)	99,425	—	(63,473)	29,848
Transfers from Level 3 to Level 2	(635,118)	—	—	—	(635,118)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(331,049)	—	—	(331,049)
Balance, September 30, 2017	$376,240	$54,384	$469	$655,984	$1,087,077
Changes in fair value recognized during the year relating to assets still held at September 30, 2017	$(3,733)	$54,384	$—	$(63,473)	$(12,822)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2017
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	4,160	—	4,160
Accrual of interest	13,011	—	13,011
Repayments	(42,320)	—	(42,320)
Mortgage servicing liabilities resulting from mortgage loan sales	—	11,940	11,940
Mortgage servicing liabilities assumed	—	—	—
Changes in fair value included in income	(14,757)	(11,056)	(25,813)
Balance, September 30, 2017	$248,763	$16,076	$264,839
Changes in fair value recognized during the year relating to liabilities still outstanding at September 30, 2017	$(14,757)	$(11,056)	$(25,813)

The information used in the preceding roll forwards represents activity for assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2018			2017
	Net	Net gains on		Net	Net gains on
	mortgage	mortgage		mortgage	mortgage
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$—	$67,709	$67,709	$—	$130,869	$130,869
Mortgage servicing rights at fair value	(12,704)	—	(12,704)	(28,271)	—	(28,271)
	$(12,704)	$67,709	$55,005	$(28,271)	$130,869	$102,598
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$(1,109)	$—	$(1,109)	$4,828	$—	$4,828
Mortgage servicing liabilities at fair value	2,225	—	2,225	6,290	—	6,290
	$1,116	$—	$1,116	$11,118	$—	$11,118

	Nine months ended September 30,
	2018			2017
	Net	Net gains on		Net	Net gains on
	mortgage	mortgage		mortgage	mortgage
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Mortgage loans held for sale at fair value	$—	$118,452	$118,452	$—	$336,836	$336,836
Mortgage servicing rights at fair value	23,284	—	23,284	(63,473)	—	(63,473)
	$23,284	$118,452	$141,736	$(63,473)	$336,836	$273,363
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$(9,026)	$—	$(9,026)	$14,757	$—	$14,757
Mortgage servicing liabilities at fair value	9,899	—	9,899	11,056	—	11,056
	$873	$—	$873	$25,813	$—	$25,813

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	September 30, 2018			December 31, 2017
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,148,919	$2,078,047	$70,872	$2,430,517	$2,326,772	$103,745
90 days or more delinquent:
Not in foreclosure	215,712	218,623	(2,911)	614,329	614,357	(28)
In foreclosure	52,324	56,101	(3,777)	54,257	57,248	(2,991)
	$2,416,955	$2,352,771	$64,184	$3,099,103	$2,998,377	$100,726

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$2,134	$2,134

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$—	$1,463,552	$1,463,552
Real estate acquired in settlement of loans	—	—	2,355	2,355
	$—	$—	$1,465,907	$1,465,907

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage servicing rights at lower of amortized cost or fair value	$—	$(17,270)	$—	$(33,906)
Real estate acquired in settlement of loans	(41)	17	(72)	102
	$(41)	$(17,253)	$(72)	$(33,804)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable, and Obligations under capital lease are carried at amortized cost. These assets and liabilities’ fair values do not have observable inputs and the fair value is measured using management’s estimate of fair value. Accordingly, the Company has classified these financial instruments as “Level 3” fair value assets and liabilities. The Company has concluded that those assets and liabilities’ fair values approximate the carrying value due to their short terms and/or variable interest rates.

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, management has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant senior management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is the Company’s specialized staff responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

The FAV group is responsible for reporting to the Company’s senior management valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

With respect to IRLCs, the Company has assigned responsibility for developing fair values to its Capital Markets Risk Management staff. The fair values developed by the Capital Markets Risk Management staff are reviewed by the Company’s Capital Markets Operations group.

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage Loans Held for Sale

Most of the Company’s mortgage loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value assets and their fair values are determined using their quoted market or contracted selling price or market price equivalent.

Certain of the Company’s mortgage loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Mortgage loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured mortgage loans purchased by the Company from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to third-party investors and thereafter may be repurchased to the extent they become eligible for resale into a new Ginnie Mae guaranteed pool. Government guaranteed mortgage loans generally become eligible for resale when the repurchased mortgage loans become current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms.

•

Certain of the Company’s mortgage loans held for sale that become non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a mortgage loan with an identified defect.

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value mortgage loans held for sale at fair value. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value mortgage loans held for sale at fair value are discount rates, home price projections, voluntary prepayment/resale speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale at fair value:

Key inputs (1)	September 30, 2018	December 31, 2017
Discount rate:
Range	2.8% – 9.2%	2.9% – 10.0%
Weighted average	2.9%	2.9%
Twelve-month projected housing price index change:
Range	3.5% – 6.1%	3.1% – 5.6%
Weighted average	3.9%	3.6%
Voluntary prepayment / resale speed (2):
Range	0.1% – 71.0%	0.2% – 72.2%
Weighted average	24.2%	44.6%
Total prepayment speed (3):
Range	0.1% – 72.1%	0.2% – 75.2%
Weighted average	41.3%	55.8%

(1)	Weighted average inputs are based on fair value of mortgage loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective mortgage loan’s delinquency status and performance history at period end from the later of the beginning of the period or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as a “Level 3” fair value asset or liability. The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which has decreased in fair value.

Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities as an economic hedge of the fair value of MSRs in the consolidated statements of income when it is included as a component of the Company’s MSR hedging strategy.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of IRLCs:

Key inputs (1)	September 30, 2018	December 31, 2017
Pull-through rate:
Range	16.6% – 100%	25.0% – 100%
Weighted average	85.7%	85.6%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.6 – 5.9	1.4 – 5.8
Weighted average	4.0	4.0
Percentage of unpaid principal balance:
Range	0.4% – 2.8%	0.3% – 3.0%
Weighted average	1.4%	1.4%

(1)	Weighted average inputs are based on notional amount of IRLCs.

Hedging Derivatives

Fair value of exchange-traded hedging derivative financial instruments are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, or Net mortgage loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are accounted for separate from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of these derivative assets are the discount rate and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 97% at September 30, 2018 and December 31, 2017.

Changes in fair value of repurchase agreement derivatives are included in  Interest expense in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying mortgage loans, the applicable pricing spread and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Recognized changes in the fair value of MSRs are included in Net mortgage loan servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying mortgage loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through change in fair value and change in impairment.

Following are the key inputs used in determining the fair value of MSRs recognized in mortgage loan sales at the time of initial recognition. The following values exclude MSR purchases:

	Quarter ended September 30,
	2018	2017
	Fair	Fair	Amortized
	value	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$149,000	$5,773	$153,061
Unpaid principal balance of underlying mortgage loans	$10,790,398	$573,463	$12,184,003
Weighted average servicing fee rate (in basis points)	37	31	32
Key inputs (1):
Pricing spread (2)
Range	7.3% – 13.6%	7.6% – 11.2%	7.6% – 14.6%
Weighted average	10.1%	10.7%	10.8%
Annual total prepayment speed (3)
Range	4.4% – 55.7%	3.9% – 46.8%	4.4% – 47.6%
Weighted average	11.8%	13.3%	9.5%
Life (in years)
Range	0.5 – 11.3	1.4 – 11.4	1.5 – 11.4
Weighted average	6.9	6.3	7.9
Per-loan annual cost of servicing
Range	$78 – $98	$78 – $98	$79 – $98
Weighted average	$92	$89	$89

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2018	2017
	Fair	Fair	Amortized
	value	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$448,604	$19,702	$412,206
Unpaid principal balance of underlying mortgage loans	$32,095,458	$1,873,404	$33,890,209
Weighted average servicing fee rate (in basis points)	36	31	30
Key inputs (1):
Pricing spread (2)
Range	7.3% – 14.1%	7.6% – 11.2%	7.6% – 15.2%
Weighted average	10.2%	10.5%	10.7%
Annual total prepayment speed (3)
Range	3.9% – 61.8%	3.9% – 71.8%	3.4% – 47.6%
Weighted average	10.6%	12.5%	9.1%
Life (in years)
Range	0.5 – 11.6	0.8 – 11.5	1.5 – 12.2
Weighted average	7.5	6.6	8.1
Per-loan annual cost of servicing
Range	$78 – $98	$78 – $101	$79 – $101
Weighted average	$90	$89	$89

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation and assessment for impairment of the Company’s MSRs as of the dates presented and the effect on fair value from adverse changes in those inputs (weighted averages are based upon UPB):

	September 30, 2018	December 31, 2017
	Fair	Fair	Amortized
	value	value	cost
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$2,785,964	$638,010	$1,481,578
Unpaid principal balance of underlying mortgage loans	$193,659,378	$51,883,539	$114,365,698
Weighted average note interest rate	3.9%	4.0%	3.8%
Weighted average servicing fee rate (in basis points)	32	32	31
Key inputs (1):
Pricing spread (2):
Range	7.3% – 13.6%	7.6% – 14.1%	7.6% – 14.1%
Weighted average	10.0%	9.8%	10.3%
Effect on fair value of (3):
5% adverse change	($51,013)	($10,760)	($27,700)
10% adverse change	($100,182)	($21,155)	($54,376)
20% adverse change	($193,355)	($40,916)	($104,869)
Prepayment speed (4):
Range	6.9% – 41.6%	7.9% – 46.2%	7.4% – 44.1%
Weighted average	8.2%	10.5%	9.7%
Average life (in years):
Range	1.3 – 8.5	1.2 – 7.8	2.0 – 8.3
Weighted average	8.1	6.6	7.5
Effect on fair value of (3):
5% adverse change	($36,453)	($10,809)	($23,544)
10% adverse change	($71,779)	($21,239)	($46,284)
20% adverse change	($139,263)	($41,038)	($89,514)
Annual per-loan cost of servicing:
Range	$78 – $98	$78 – $97	$79 – $97
Weighted average	$93	$89	$89
Effect on fair value of (3):
5% adverse change	($22,201)	($6,247)	($11,216)
10% adverse change	($44,402)	($12,494)	($22,431)
20% adverse change	($88,803)	($24,987)	($44,863)

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a reduction in fair value which would be recognized in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may have resulted in recognition of MSR impairment. The extent of the recognized MSR impairment depended on the relationship of fair value to the carrying value of such MSRs.

(4)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The key inputs used in the estimation of ESS fair value include pricing spread (discount rate) and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally slow mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing its fair value. Changes in the fair value of ESS are included in Net mortgage loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Following are the key inputs used in estimating the fair value of ESS:

	September 30,	December 31,
	2018	2017
Carrying value (in thousands)	$223,275	$236,534
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$24,058,366	$27,217,199
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	3.4% – 3.9%	3.8% – 4.3%
Weighted average	3.7%	4.1%
Annualized prepayment speed (3):
Range	7.6% – 38.4%	8.4% – 41.4%
Weighted average	9.0%	10.8%
Average life (in years):
Range	1.4 – 8.0	1.4 – 7.7
Weighted average	7.1	6.5

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to ESS.
(3)	Prepayment speed is measured using Life Total CPR.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread (discount rate), the prepayment rates of the underlying mortgage loans, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSLs are included in Net servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2018	2017
MSL and pool characteristics:
Carrying value (in thousands)	$9,769	$14,120
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,265,461	$1,620,609
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Pricing spread (2)	7.8%	7.7%
Prepayment speed (3)	31.6%	32.9%
Average life (in years)	3.9	3.5
Annual per-loan cost of servicing	$372	$404

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSLs.
(3)	Prepayment speed is measured using Life Total CPR.

Note 7—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Government-insured or guaranteed	$1,892,992	$2,085,764
Conventional conforming	158,660	231,128
Purchased from Ginnie Mae pools serviced by the Company	354,076	777,300
Repurchased pursuant to representations and warranties	11,227	4,911
	$2,416,955	$3,099,103
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,841,097	$2,530,299
Mortgage loan participation purchase and sale agreements	547,969	551,688
	$2,389,066	$3,081,987

Note 8—Derivative Activities

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase or originate a mortgage loan acquired for sale.

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive incentives for financing mortgage loans that satisfy certain consumer relief characteristics under the master repurchase agreement.

The Company also engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of mortgage loans held for sale and the portion of its MSRs not financed with ESS.

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2018			December 31, 2017
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	3,388,437	$41,075	$3,912	3,654,955	$60,012	$1,740
Repurchase agreement derivatives		26,475	—		10,656	—
Used for hedging purposes:
Forward purchase contracts	7,115,621	821	29,569	4,920,883	4,288	1,272
Forward sales contracts	6,711,197	16,892	2,780	5,204,796	2,101	7,031
MBS put options	4,150,000	4,413	—	4,925,000	3,481	—
MBS call options	1,250,000	12	—	—	—	—
Put options on interest rate futures purchase contracts	2,225,000	3,063	—	2,125,000	3,570	—
Call options on interest rate futures purchase contracts	400,000	63	—	100,000	938	—
Put options on interest rate futures sales contracts	300,000	—	—	—	—	—
Treasury futures purchase contracts	835,000	—	—	100,000	—	—
Treasury futures sale contracts	1,450,000	—	—	—	—	—
Interest rate swap futures purchase contracts	—	—	—	1,400,000	—	—
Interest rate swap futures sales contracts	625,000	—	—	—	—	—
Total derivatives before netting		92,814	36,261		85,046	10,043
Netting		(19,196)	(23,568)		(6,867)	(4,247)
		$73,618	$12,693		$78,179	$5,796
Deposits (received from) placed with derivative counterparties		$(4,372)			$2,620

The following table summarizes the notional amount activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended September 30, 2018
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	6,617,888	47,038,415	(46,540,682)	7,115,621
Forward sale contracts	7,107,202	58,521,199	(58,917,204)	6,711,197
MBS put options	2,675,000	8,375,000	(6,900,000)	4,150,000
MBS call options	—	1,250,000	—	1,250,000
Put options on interest rate futures purchase contracts	1,852,500	4,922,300	(4,549,800)	2,225,000
Call options on interest rate futures purchase contracts	800,000	950,000	(1,350,000)	400,000
Put options on interest rate futures sale contracts	—	4,849,800	(4,549,800)	300,000
Call options on interest rate futures sale contracts	—	1,350,000	(1,350,000)	—
Treasury futures purchase contracts	835,000	2,557,100	(2,557,100)	835,000
Treasury futures sale contracts	1,450,000	2,557,100	(2,557,100)	1,450,000
Interest rate swap futures purchase contracts	465,000	420,000	(885,000)	—
Interest rate swap futures sales contracts	—	885,000	(260,000)	625,000

	Quarter ended September 30, 2017
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	7,819,706	47,723,376	(48,242,564)	7,300,518
Forward sale contracts	7,641,979	61,239,459	(61,296,545)	7,584,893
MBS put options	6,075,000	6,825,000	(7,250,000)	5,650,000
MBS call options	—	7,900,000	(7,250,000)	650,000
Put options on interest rate futures purchase contracts	1,250,000	2,950,000	(3,175,000)	1,025,000
Call options on interest rate futures purchase contracts	200,000	125,000	(200,000)	125,000
Put options on interest rate futures sale contracts	200,000	2,975,000	(3,175,000)	—
Call options on interest rate futures sale contracts	—	325,000	(200,000)	125,000
Treasury futures purchase contracts	—	46,500	(46,500)	—
Treasury futures sale contracts	—	46,500	(46,500)	—
Interest rate swap futures purchase contracts	325,000	1,075,000	—	1,400,000
Interest rate swap futures sale contracts	—	—	—	—

	Nine months ended September 30, 2018
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	4,920,883	140,158,865	(137,964,127)	7,115,621
Forward sale contracts	5,204,796	174,562,881	(173,056,480)	6,711,197
MBS put options	4,925,000	17,250,000	(18,025,000)	4,150,000
MBS call options	—	12,375,000	(11,125,000)	1,250,000
Put options on interest rate futures purchase contracts	2,125,000	16,624,800	(16,524,800)	2,225,000
Call options on interest rate futures purchase contracts	100,000	2,400,000	(2,100,000)	400,000
Put options on interest rate futures sale contracts	—	16,824,800	(16,524,800)	300,000
Call options on interest rate futures sale contracts	—	2,100,000	(2,100,000)	—
Treasury futures purchase contracts	100,000	7,453,300	(6,718,300)	835,000
Treasury futures sale contracts	—	8,829,600	(7,379,600)	1,450,000
Interest rate swap futures purchase contracts	1,400,000	885,000	(2,285,000)	—
Interest rate swap futures sales contracts	—	2,285,000	(1,660,000)	625,000

	Nine months ended September 30, 2017
	Amount			Amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	12,746,191	136,663,951	(142,109,624)	7,300,518
Forward sale contracts	16,577,942	169,173,906	(178,166,955)	7,584,893
MBS put options	1,175,000	19,675,000	(15,200,000)	5,650,000
MBS call options	1,600,000	12,100,000	(13,050,000)	650,000
Put options on interest rate futures purchase contracts	1,125,000	7,410,000	(7,510,000)	1,025,000
Call options on interest rate futures purchase contracts	900,000	1,614,300	(2,389,300)	125,000
Put options on interest rate futures sale contracts	—	7,510,000	(7,510,000)	—
Call options on interest rate futures sales contracts	—	2,514,300	(2,389,300)	125,000
Treasury futures purchase contracts	—	212,600	(212,600)	—
Treasury futures sale contracts	—	212,600	(212,600)	—
Interest rate swap futures purchase contracts	200,000	1,600,000	(400,000)	1,400,000
Interest rate swap futures sales contracts	—	400,000	(400,000)	—

Derivative Balances and Netting of Financial Instruments

The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs and repurchase agreement derivatives.

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	September 30, 2018			December 31, 2017
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$41,075	$—	$41,075	$60,012	$—	$60,012
Repurchase agreement derivatives	26,475	—	26,475	10,656	—	10,656
	67,550	—	67,550	70,668	—	70,668
Derivatives subject to master netting arrangements:
Forward purchase contracts	821	—	821	4,288	—	4,288
Forward sale contracts	16,892	—	16,892	2,101	—	2,101
MBS put options	4,413	—	4,413	3,481	—	3,481
MBS call options	12	—	12	—	—	—
Put options on interest rate futures purchase contracts	3,063	—	3,063	3,570	—	3,570
Call options on interest rate futures purchase contracts	63	—	63	938	—	938
Netting	—	(19,196)	(19,196)	—	(6,867)	(6,867)
	25,264	(19,196)	6,068	14,378	(6,867)	7,511
	$92,814	$(19,196)	$73,618	$85,046	$(6,867)	$78,179

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2018				December 31, 2017
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$41,075	$—	$—	$41,075	$60,012	$—	$—	$60,012
Deutsche Bank	26,475	—	—	26,475	10,656	—	—	10,656
RJ O'Brien	3,125	—	—	3,125	4,508	—	—	4,508
Citibank, N.A.	1,222	—	—	1,222	—	—	—	—
Goldman Sachs	646	—	—	646	540	—	—	540
Morgan Stanley Bank, N.A.	587	—	—	587	—	—	—	—
Federal National Mortgage Association	—	—	—	—	1,092	—	—	1,092
JPMorgan Chase Bank, N.A.	—	—	—	—	267	—	—	267
Others	488	—	—	488	1,104	—	—	1,104
	$73,618	$—	$—	$73,618	$78,179	$—	$—	$78,179

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	September 30, 2018			December 31, 2017
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$3,912	$—	$3,912	$1,740	$—	$1,740
Derivatives subject to a master netting arrangement:
Forward purchase contracts	29,569	—	29,569	1,272	—	1,272
Forward sale contracts	2,780	—	2,780	7,031	—	7,031
Netting	—	(23,568)	(23,568)	—	(4,247)	(4,247)
	32,349	(23,568)	8,781	8,303	(4,247)	4,056
Total derivatives	36,261	(23,568)	12,693	10,043	(4,247)	5,796
Mortgage loans sold under agreements to repurchase:
Amount outstanding	1,738,839	—	1,738,839	2,380,866	—	2,380,866
Unamortized premiums and debt issuance costs, net	799	—	799	672	—	672
	1,739,638	—	1,739,638	2,381,538	—	2,381,538
	$1,775,899	$(23,568)	$1,752,331	$2,391,581	$(4,247)	$2,387,334

Derivative Liabilities, Financial Instruments, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not qualify under the accounting guidance for netting. All assets sold under agreements to repurchase are secured by sufficient collateral or have fair value that exceeds the liability amount recorded on the consolidated balance sheets.

	September 30, 2018				December 31, 2017
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$3,912	$—	$—	$3,912	$1,740	$—	$—	$1,740
Credit Suisse First Boston Mortgage Capital LLC	628,815	(628,815)	—	—	1,010,562	(1,010,320)	—	242
Deutsche Bank	598,392	(598,392)	—	—	593,864	(593,864)	—	—
Bank of America, N.A.	253,272	(247,572)	—	5,700	406,787	(406,355)	—	432
BNP Paribas	81,163	(81,163)	—	—	87,753	(87,753)	—	—
Morgan Stanley Bank, N.A.	71,210	(71,210)	—	—	139,491	(138,983)	—	508
JPMorgan Chase Bank, N.A.	59,826	(58,780)	—	1,046	90,442	(90,442)	—	—
Royal Bank of Canada	33,465	(33,465)	—	—	24,835	(23,752)	—	1,083
Citibank, N.A.	19,442	(19,442)	—	—	23,010	(23,010)	—	—
Barclays Capital	388	—	—	388	6,387	(6,387)	—	—
Others	1,647	—	—	1,647	1,791	—	—	1,791
	$1,751,532	$(1,738,839)	$—	$12,693	$2,386,662	$(2,380,866)	$—	$5,796

Following are the gains and (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2018	2017	2018	2017
		(in thousands)
Interest rate lock commitments	Net gains on mortgage loans held for sale	$(18,526)	$8,226	$(21,109)	$(5,008)
Repurchase agreement derivative	Interest expense	$(227)	$—	$(1,345)	$—
Hedged item:
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale	$10,820	$(26,981)	$100,422	$(27,191)
Mortgage servicing rights	Net mortgage loan servicing fees–Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(52,971)	$7,174	$(180,853)	$(17,018)

Note 9—Carried Interest Due from Investment Funds

The activity in the Company’s Carried Interest due from Investment Funds, which is included in Other assets, is summarized as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$370	$71,019	$8,552	$70,906
Carried Interest recognized during the period	(17)	(1,158)	(365)	(1,045)
Cash received during the period	(353)	(61,314)	(8,187)	(61,314)
Balance at end of period	$—	$8,547	$—	$8,547

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights Carried at Fair Value

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$2,486,157	$678,441	$638,010	$515,925
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to a change in accounting principle	—	—	1,482,426	—
Balance after reclassification	2,486,157	678,441	2,120,436	515,925
Additions:
Purchases	163,511	41	193,640	183,830
Mortgage servicing rights resulting from mortgage loan sales	149,000	5,773	448,604	19,702
	312,511	5,814	642,244	203,532
Change in fair value due to:
Changes in inputs used in valuation model (1)	64,293	(4,857)	239,538	(4,453)
Other changes in fair value (2)	(76,997)	(23,414)	(216,254)	(59,020)
Total change in fair value	(12,704)	(28,271)	23,284	(63,473)
Balance at end of period	$2,785,964	$655,984	$2,785,964	$655,984

			September 30,	December 31,
			2018	2017
			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable			$2,539,575	$630,711

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Rights Carried at Lower of Amortized Cost or Fair Value

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Quarter ended	Nine months ended September 30,
	September 30, 2017	2018	2017

Amortized cost:
Balance at beginning of period	$1,384,741	$1,583,378	$1,206,694
Transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	—	(1,583,378)	—
Balance after reclassification	1,384,741	—	1,206,694
Mortgage servicing rights resulting from mortgage loan sales	153,061	—	412,206
Amortization	(48,448)	—	(129,546)
Balance at end of period	1,489,354	—	1,489,354

Valuation allowance:
Balance at beginning of period	(111,583)	(101,800)	(94,947)
Reduction resulting from transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	—	101,800	—
Balance after reclassification	(111,583)	—	(94,947)
Increase in valuation allowance	(17,270)	—	(33,906)
Balance at end of period	(128,853)	—	(128,853)
Mortgage servicing rights, net at end of period	$1,360,501	$—	$1,360,501
Fair value of mortgage servicing rights at:
Beginning of period	$1,273,364		$1,112,302
End of period	$1,360,578

			December 31,
			2017
			(in thousands)
Fair value of mortgage servicing rights pledged to secure assets sold under agreements to repurchase and note payable			$1,467,356

Mortgage Servicing Liabilities Carried at Fair Value

The activity in MSLs carried at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$10,253	$18,295	$14,120	$15,192
Mortgage servicing liabilities resulting from mortgage loan sales	1,741	4,071	5,548	11,940
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	3,410	(176)	8,590	7,819
Other changes in fair value (2)	(5,635)	(6,114)	(18,489)	(18,875)
Total change in fair value	(2,225)	(6,290)	(9,899)	(11,056)
Balance at end of period	$9,769	$16,076	$9,769	$16,076

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Contractual servicing fees	$147,182	$126,416	$421,536	$345,231
Ancillary and other fees:
Late charges	5,087	6,326	19,595	18,915
Other	1,244	1,270	4,620	3,296
	$153,513	$134,012	$445,751	$367,442

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2018.

Assets Sold Under Agreement to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by mortgage loans held for sale at fair value or participation certificates backed by MSRs. Eligible mortgage loans and participation certificates backed by MSRs are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the lender’s overnight cost of funds rate or on LIBOR depending on the terms of the respective agreements. Mortgage loans and MSRs financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,563,053	$1,960,332	$1,618,008	$1,854,786
Weighted average interest rate (1)	3.91%	3.23%	3.72%	3.15%
Total interest expense (2)	$4,676	$19,203	$15,943	$52,249
Maximum daily amount outstanding	$2,201,880	$2,564,756	$2,380,121	$2,581,199

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,738,839	$2,380,866
Unamortized premiums and debt issuance costs, net	799	672
	$1,739,638	$2,381,538
Weighted average interest rate	3.93%	3.24%
Available borrowing capacity (3):
Committed	$449,370	$316,503
Uncommitted	2,796,791	2,257,631
	$3,246,161	$2,574,134
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$1,841,097	$2,530,299
Servicing advances (4)	$102,222	$114,643
Mortgage servicing rights (4)	$2,539,575	$2,098,067
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$133,128	$144,128
Margin deposits placed with counterparties (5)	$3,750	$3,750

(1)

Excludes the effect of amortization of net premiums totaling $10.9 million and $29.7 million for the quarter and nine months ended September 30, 2018, respectively, and commitment fees and issuance costs totaling $3.0 million and $7.9 million for the quarter and nine months ended September 30, 2017, respectively.

(2)

In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $12.8 million and $35.5 million of such incentives as a reduction in Interest expense during the quarter and nine months ended September 30, 2018, respectively. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement before its stated maturity.

(3)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(4)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes. Financing of the VFN is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable on the Company's consolidated balance sheet.

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2018	Balance
(dollars in thousands)
Within 30 days	$444,530
Over 30 to 90 days	1,239,074
Over 90 to 180 days	5,235
Over one to two years	50,000
Total assets sold under agreements to repurchase	$1,738,839
Weighted average maturity (in months)	2.3

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets under agreements to repurchase is summarized by counterparty below as of September 30, 2018:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$1,290,904	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$33,078	October 24, 2018	April 26, 2019
Deutsche Bank AG	$84,185	December 19, 2018	August 21, 2019
Bank of America, N.A.	$17,796	October 12, 2018	October 12, 2018
JP Morgan Chase Bank, N.A.	$4,937	October 12, 2018	October 12, 2018
Morgan Stanley Bank, N.A.	$4,656	December 19, 2018	August 23, 2019
BNP Paribas	$4,384	November 16, 2018	November 16, 2018
Royal Bank of Canada	$1,704	November 6, 2018	December 31, 2018
Citibank, N.A.	$783	December 21, 2018	June 7, 2019

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation Purchase and Sale Agreements

Certain of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to the lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount that is based on a percentage of the purchase price. The holdback amount is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance	$289,008	$213,486	$250,599	$200,119
Weighted average interest rate (1)	3.31%	2.48%	3.14%	2.25%
Total interest expense	$2,533	$1,484	$6,450	$3,780
Maximum daily amount outstanding	$722,611	$532,266	$722,611	$532,266

(1)

Excludes the effect of amortization of facility fees totaling $92,000 and $134,000 for the quarters ended September 30, 2018 and 2017, respectively, and $475,000 and $365,000 for the nine months ended September 30, 2018 and 2017, respectively.

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$524,686	$527,706
Unamortized debt issuance costs	(19)	(311)
	$524,667	$527,395
Weighted average interest rate	3.51%	2.81%
Fair value of mortgage loans pledged to secure mortgage loan participation purchase and sale agreements	$547,969	$551,688

Notes Payable

Term Notes

On February 16, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $400 million in Term Notes (the “2017-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2017-GT1 Notes bore interest at a rate equal to one-month LIBOR plus 4.75% per annum. The 2017-GT1 Notes were scheduled to mature on February 25, 2020 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2021 (unless earlier redeemed in accordance with their terms).

On August 10, 2017, the Company, through the Issuer Trust, issued an aggregate principal amount of $500 million in Term Notes (the “2017-GT2 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2017-GT2 Notes bear interest at a rate equal to one-month LIBOR plus 4.0% per annum. The 2017-GT2 Notes will mature on August 25, 2022 or, if extended pursuant to the terms of the related indenture supplement, August 25, 2023 (unless earlier redeemed in accordance with their terms).

On February 28, 2018, the Company, through the Issuer Trust, issued an aggregate principal amount of $650 million in Term Notes (the “2018-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-GT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.85% per annum. The 2018-GT1 Notes will mature on February 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2025 (unless earlier redeemed in accordance with their terms).

On February 28, 2018, in connection with its issuance of the 2018-GT1 Notes, the Company also redeemed all of the 2017-GT1 Notes previously issued by the Issuer Trust. The redemption amount for the 2017-GT1 Notes was $400 million plus all accrued and unpaid interest. As a result, the Company recognized debt issuance cost of $3.4 million for the nine months ended September 30, 2018.

On August 10, 2018, the Company, through the Issuer Trust, issued an aggregate principal amount of $650 million in Term Notes (the “2018-GT2 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-GT2 Notes bear interest at a rate equal to one-month LIBOR plus 2.65% per annum. The 2018-GT2

Notes will mature on August 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, August 25, 2025 (unless earlier redeemed in accordance with their terms).

On August 10, 2018, in connection with its issuance of the 2018-GT2 Notes, the Company also redeemed all of the 2017-GT2 Notes previously issued by the Issuer Trust. The redemption amount for the 2017-GT2 Notes was $500 million plus all accrued and unpaid interest. As a result, the Company recognized debt issuance cost of $4.6 million for the quarter and nine months ended September 30, 2018.

All of the Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

Revolving Credit Agreement

The Company entered into a revolving credit agreement pursuant to which the lenders agreed to make revolving loans in an amount not to exceed $150 million. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. Interest on the loans accrues at a per annum rate of interest equal to, at an election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the credit agreement). During the existence of certain events of default, interest accrues at a higher rate. The maturity date is November 16, 2018.

Notes payable are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance	$1,234,783	$689,417	$1,125,458	$483,370
Weighted average interest rate (1)	5.07%	5.85%	5.29%	5.87%
Total interest expense	$21,369	$11,747	$55,939	$24,746
Maximum daily amount outstanding	$1,300,000	$890,879	$1,300,000	$891,011

(1)

Excluding the effect of amortization of debt issuance costs totaling $5.2 million and $1.2 million for the quarters ended September 30, 2018 and 2017, respectively, and $10.3 million and $3.2 million for the nine months ended September 30, 2018 and 2017, respectively. Also excludes the effect of non-utilization fees of $179,000 and $562,000 for the quarter and nine months ended September 30, 2018, respectively.

	September 30,	December 31,
	2018	2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$900,006
Unamortized debt issuance costs	(8,153)	(8,501)
	$1,291,847	$891,505
Weighted average interest rate	4.82%	5.66%
Unused amount	$150,000	$280,000
Assets pledged to secure notes payable:
Cash	$81,640	$20,765
Other assets‒Carried Interest	$—	$8,552
Servicing advances (1)	$102,222	$114,643
Mortgage servicing rights (1)	$2,539,575	$2,098,067

(1)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes. Financing of the VFN is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable on the Company's consolidated balance sheet.

Obligations under Capital Lease

In December 2015, the Company entered into a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on March 23, 2020 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Average balance	$11,615	$25,507	$15,187	$25,573
Weighted average interest rate	4.09%	3.25%	3.87%	3.01%
Total interest expense	$122	$205	$444	$585
Maximum daily amount outstanding	$13,032	$26,641	$20,971	$30,044

	September 30,	December 31,
	2018	2017
	(in thousands)
Unpaid principal balance	$9,630	$20,971
Weighted average interest rate	4.16%	3.26%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$19,022	$23,915
Capitalized software	$1,231	$1,568

Excess Servicing Spread Financing Payable to PennyMac Mortgage Investment Trust

In conjunction with the Company’s purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the loans. The Company continues to be the servicer of the mortgage loans and retains all servicing obligations, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$229,470	$261,796	$236,534	$288,669
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	499	1,207	1,983	4,160
Accrual of interest	3,740	3,998	11,584	13,011
Repayment	(11,543)	(13,410)	(35,852)	(42,320)
Change in fair value	1,109	(4,828)	9,026	(14,757)
Balance at end of period	$223,275	$248,763	$223,275	$248,763

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$20,587	$19,568	$20,053	$19,067
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,842	1,596	4,550	4,294
Reduction in liability due to change in estimate	(1,155)	(1,194)	(3,627)	(3,086)
(Incurred losses) recoveries , net	(252)	(297)	46	(602)
Balance at end of period	$21,022	$19,673	$21,022	$19,673
Unpaid principal balance of mortgage loans subject to representations and warranties at end of period	$139,315,779	$114,531,205

Note 13—Income Taxes

The Company’s effective income tax rates were 9.0% and 12.4% for the quarter ended September 30, 2018 and 2017, respectively, and 8.6% and 12.4% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective tax rate for 2018 reflects the effect of the change in the federal statutory tax rate from 35% to 21%, resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act (the “Tax Act”).

The difference between the Company’s effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. Upon completion of the Reorganization of the Company on November 1, 2018, pursuant to which the noncontrolling interests were converted to common stock of New PFSI (as defined in Note 24‒Subsequent Events), the new parent company, the Company no longer has noncontrolling interests to allocate income to and its effective income tax rate will be increased to a level that more closely approximates the combined federal and state statutory rates.

Note 14—Commitments and Contingencies

Litigation

The business of the Company involves the collection of numerous accounts, as well as the validation of liens and compliance with various state and federal lending and servicing laws. Accordingly, the Company may be involved in proceedings, claims, and legal actions arising in the ordinary course of business. As of September 30, 2018, the Company was not involved in any legal proceedings, claims, or actions that in management’s view would be reasonably likely to have a material adverse effect on the Company.

Regulatory Matters

The Company and/or its subsidiaries are subject to various state and federal regulations related to its loan production and servicing operations, as well as regulations by various federal agencies, such as the BCFP, HUD, and the Federal Housing Administration. The Company and/or its subsidiaries are also subject to certain requirements by the Agencies to which it sells loans and for which it performs loan servicing activities. As the result, the Company may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by the various federal, state and local regulatory bodies.

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund mortgage loans totaled $3.4 billion as of September 30, 2018.

Leases

The Company leases office facilities. Rent expense was $3.7 million and $3.0 million for the quarters ended September 30, 2018 and 2017, respectively and $10.3 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The following table provides a summary of future minimum lease payments required under lease agreements as of September 30, 2018:

Twelve months ended September 30,	Future minimum lease payments
(in thousands)
2019	$15,243
2020	15,367
2021	12,967
2022	10,487
2023	9,572
Thereafter	25,538
$89,174

Commitment to Make Distributions to PennyMac Owners

Under the terms of its Limited Liability Company Agreement, PennyMac is required to make cash distributions to the Company’s noncontrolling interest holders in amounts sufficient to allow such noncontrolling interest holders to pay federal and state taxes on their allocable share of PennyMac taxable income. Such distributions are calculated and, if required, made quarterly.

Note 15—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program (“Repurchase Program”) under which the Company may repurchase up to $50 million of its outstanding Class A common stock.

The following table summarizes the Company’s stock repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2018	2017	2018	2017	total (1)
	(in thousands)
Shares of Class A common stock repurchased	—	505	236	505	741
Cost of shares of Class A common stock repurchased	$—	$8,599	$4,826	$8,599	$13,425

(1)	Amounts represent the total shares of Class A common stock repurchased under the Repurchase Program through September 30, 2018.

The shares of repurchased Class A common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool.

Note 16—Noncontrolling Interest

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,489	$17,081	$48,945	$38,439
Increase in the Company's additional paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$4,377	$3,656	$32,501	$20,583
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders and issued as equity compensation	131	251	1,616	1,297

	September 30,	December 31,
	2018	2017
Percentage of noncontrolling interest in Private National Mortgage Acceptance Company, LLC	67.5%	69.2%

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Cash (loss) gain:
Mortgage loans	$(107,414)	$(40,747)	$(399,457)	$(98,408)
Hedging activities	(2,507)	(14,592)	89,322	(8,168)
	(109,921)	(55,339)	(310,135)	(106,576)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	147,259	154,763	443,056	419,968
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,842)	(1,596)	(4,550)	(4,294)
Reduction in liability due to change in estimate	1,155	1,194	3,627	3,086
Change in fair value relating to mortgage loans and hedging derivatives held at quarter end:
Interest rate lock commitments	(18,526)	8,226	(21,109)	(5,008)
Mortgage loans	6,897	3,376	21,407	(2,554)
Hedging derivatives	13,327	(12,389)	11,100	(19,023)
	38,349	98,235	143,396	285,599
From PennyMac Mortgage Investment Trust	18,565	9,901	45,878	7,584
	$56,914	$108,136	$189,274	$293,183

Note 18—Net Interest Income (Expense)

Net interest income (expense) is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest income:
From non-affiliates:
Short-term investments	$814	$733	$2,001	$1,727
Mortgage loans held for sale at fair value	34,941	28,199	95,982	68,528
Placement fees relating to custodial funds	23,397	13,394	55,014	27,073
	59,152	42,326	152,997	97,328
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,812	2,116	5,686	5,946
	60,964	44,442	158,683	103,274

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	4,676	19,203	15,943	52,249
Mortgage loan participation purchase and sale agreements	2,533	1,484	6,450	3,780
Notes payable	21,369	11,747	55,939	24,746
Obligations under capital lease	122	205	444	585
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,883	4,602	14,259	11,529
Interest on mortgage loan impound deposits	1,452	1,253	3,517	2,943
	35,035	38,494	96,552	95,832
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	3,740	3,998	11,584	13,011
	38,775	42,492	108,136	108,843
	$22,189	$1,950	$50,547	$(5,569)

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $12.8 million and $35.5 million of such incentives as a reduction in Interest expense during the quarter and nine months ended September 30, 2018, respectively. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement before its stated maturity.

Note 19—Stock-based Compensation

As of September 30, 2018, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Grants:
Units:
Performance-based RSUs	—	—	524	694
Stock options	—	—	674	861
Time-based RSUs	5	3	321	408
Grant date fair value:
Performance-based RSUs	$—	$—	$12,791	$12,512
Stock options	—	—	6,147	5,772
Time-based RSUs	100	58	7,803	7,359
Total	$100	$58	$26,741	$25,643
Vestings and exercises:
Performance-based RSUs vested	—	—	774	446
Stock options exercised	55	9	285	34
Time-based RSUs vested	1	4	245	165
Compensation expense	$8,532	$4,243	$20,766	$14,633

The performance-based RSUs provide for the issuance of shares of the Company’s Class A common stock based on the attainment of earnings per share and/or return on equity target performance goals and are subject to adjustment based on individual performance of the grantees. The satisfaction of the performance goals and issuance of shares are approved by the compensation committee of the Company’s board of directors.

Note 20—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding, assuming all dilutive shares of common stock were issued.

Potentially dilutive shares of common stock include non-vested stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding represented by the non-vested stock-based compensation awards. The diluted earnings per share calculation includes an evaluation of whether the exchange of PennyMac Class A units for shares of common stock is dilutive. Accordingly, in this evaluation, earnings attributable to the Company’s common stockholders is also adjusted to include the earnings allocated to the PennyMac Class A units after taking into account the income taxes that would be applicable to such earnings.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$14,489	$17,081	$48,945	$38,439
Weighted average shares of common stock outstanding	25,125	23,426	24,644	23,147
Basic earnings per share of common stock	$0.58	$0.73	$1.99	$1.66

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$14,489	$17,081	$48,945	$38,439
Net income attributable to dilutive stock-based compensation units	552	888	2,435	1,816
Effect of net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	29,580	37,996	101,921	86,473
Net income attributable to common stockholders for diluted earnings per share	$44,621	$55,965	$153,301	$126,728
Weighted average shares of common stock outstanding applicable to basic earnings per share	25,125	23,426	24,644	23,147
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	1,476	1,751	1,818	1,684
PennyMac Class A units exchangeable to Class A common stock	52,312	53,239	52,492	53,400
Weighted average shares of common stock applicable to diluted earnings per share	78,913	78,416	78,954	78,231
Diluted earnings per share of common stock	$0.57	$0.71	$1.94	$1.62

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive restricted stock units (“RSUs”) and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	1,172	—	1,060	475
Time-based RSUs	86	1	68	1
Stock options (2)	1,208	2,622	705	2,434
Total anti-dilutive stock-based compensation units	2,466	2,623	1,833	2,910
Weighted average exercise price of anti-dilutive stock options (2)	$17.79	$16.39	$17.79	$16.39

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock price for the period.

Note 21—Supplemental Cash Flow Information

	Nine months ended September 30,
	2018	2017
	(in thousands)
Cash paid for interest	$123,622	$115,710
(Refunds received) cash paid for income taxes, net	$(1,541)	$41
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$448,604	$431,908
Mortgage servicing liabilities resulting from mortgage loan sales	$5,548	$11,940
Unsettled portion of MSR acquisitions	$13,501	$16,364
Non-cash financing activity:
Transfer of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$1,983	$4,160
Issuance of Class A common stock in settlement of director fees	$245	$253

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of equity and liquid assets to remain a seller/servicer in good standing with the Agencies. Such equity and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Company is subject to financial eligibility requirements for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of $2.5 million plus 25 basis points of the Company’s total 1-4 unit mortgage loan servicing portfolio, excluding mortgage loans subserviced for others and a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB in excess of 6.0%.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2018		December 31, 2017
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,749,912	$495,694	$1,561,977	$429,671
Ginnie Mae – PLS	$1,520,550	$698,354	$1,307,580	$674,133
Ginnie Mae – PennyMac	$1,755,669	$768,190	$1,511,201	$741,574
HUD – PLS	$1,520,550	$2,500	$1,307,580	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$243,827	$68,224	$196,415	$58,754
Ginnie Mae – PLS	$243,827	$181,852	$196,415	$153,431
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	22%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 23—Segments and Related Information

The Company operates in three segments: production, servicing and investment management.

Two of the segments are in the mortgage banking business: production and servicing. The production segment performs mortgage loan origination, acquisition and sale activities. The servicing segment performs servicing of newly originated mortgage loans, execution and management of early buyout transactions and servicing of mortgage loans sourced and managed by the investment management segment for PMT, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing correspondent production activities for PMT and managing the acquired assets for PMT.

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net mortgage loan servicing fees	$—	$109,703	$109,703	$—	$109,703
Net gains on mortgage loans held for sale at fair value	34,947	21,967	56,914	—	56,914
Mortgage loan origination fees	26,485	—	26,485	—	26,485
Fulfillment fees from PennyMac Mortgage Investment Trust	26,256	—	26,256	—	26,256
Net interest income (expense):
Interest income	17,013	43,935	60,948	16	60,964
Interest expense	1,274	37,491	38,765	10	38,775
	15,739	6,444	22,183	6	22,189
Management fees	—	—	—	6,471	6,471
Carried Interest from Investment Funds	—	—	—	(17)	(17)
Other	645	805	1,450	1,478	2,928
Total net revenue	104,072	138,919	242,991	7,938	250,929
Expenses	78,405	105,346	183,751	5,481	189,232
Income before provision for income taxes	$25,667	$33,573	$59,240	$2,457	$61,697
Segment assets at quarter end (2)	$2,168,126	$4,812,898	$6,981,024	$11,996	$6,993,020

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $1.8 million and includes receivable from parent Company of $2.3 million.

	Quarter ended September 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net mortgage loan servicing fees	$—	$78,081	$78,081	$—	$78,081
Net gains on mortgage loans held for sale at fair value	79,983	28,153	108,136	—	108,136
Mortgage loan origination fees	33,168	—	33,168	—	33,168
Fulfillment fees from PennyMac Mortgage Investment Trust	23,507	—	23,507	—	23,507
Net interest income (expense):
Interest income	17,651	26,791	44,442	—	44,442
Interest expense	12,355	30,124	42,479	13	42,492
	5,296	(3,333)	1,963	(13)	1,950
Management fees	—	—	—	6,216	6,216
Carried Interest from Investment Funds	—	—	—	(1,158)	(1,158)
Other	235	525	760	(25)	735
Total net revenue	142,189	103,426	245,615	5,020	250,635
Expenses	73,231	78,955	152,186	4,305	156,491
Income before provision for income taxes	$68,958	$24,471	$93,429	$715	$94,144
Segment assets at quarter end (2)	$2,737,666	$3,628,689	$6,366,355	$20,369	$6,386,724

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $1.6 million.

	Nine months ended September 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net mortgage loan servicing fees	$—	$340,181	$340,181	$—	$340,181
Net gains on mortgage loans held for sale at fair value	105,111	84,163	189,274	—	189,274
Mortgage loan origination fees	75,476	—	75,476	—	75,476
Fulfillment fees from PennyMac Mortgage Investment Trust	52,759	—	52,759	—	52,759
Net interest income (expense):
Interest income	48,135	110,532	158,667	16	158,683
Interest expense	4,401	103,694	108,095	41	108,136
	43,734	6,838	50,572	(25)	50,547
Management fees	—	—	—	17,910	17,910
Carried Interest from Investment Funds	—	—	—	(365)	(365)
Other	1,497	1,928	3,425	4,221	7,646
Total net revenue	278,577	433,110	711,687	21,741	733,428
Expenses	216,722	290,094	506,816	17,221	524,037
Income before provision for income taxes	$61,855	$143,016	$204,871	$4,520	$209,391
Segment assets at period end (2)	$2,168,126	$4,812,898	$6,981,024	$11,996	$6,993,020

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $1.8 million and includes receivable from parent Company of $2.3 million.

	Nine months ended September 30, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net mortgage loan servicing fees	$—	$199,157	$199,157	$—	$199,157
Net gains on mortgage loans held for sale at fair value	217,526	75,657	293,183	—	293,183
Mortgage loan origination fees	88,935	—	88,935	—	88,935
Fulfillment fees from PennyMac Mortgage Investment Trust	61,184	—	61,184	—	61,184
Net interest income (expense):
Interest income	45,866	57,408	103,274	—	103,274
Interest expense	32,507	76,299	108,806	37	108,843
	13,359	(18,891)	(5,532)	(37)	(5,569)
Management fees	—	—	—	17,597	17,597
Carried Interest from Investment Funds	—	—	—	(1,045)	(1,045)
Other	1,711	1,442	3,153	234	3,387
Total net revenue	382,715	257,365	640,080	16,749	656,829
Expenses	199,547	230,691	430,238	12,455	442,693
Income before provision for income taxes	$183,168	$26,674	$209,842	$4,294	$214,136
Segment assets at period end (2)	$2,737,666	$3,628,689	$6,366,355	$20,369	$6,386,724

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist primarily of working capital of $1.6 million.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On November 1, 2018, the Company completed a reorganization (the “Reorganization) by which it changed its equity structure to a single class of common stock held by all stockholders, as opposed to the two classes of common stock, Class A and Class B, that were in place as of September 30, 2018. Pursuant to the Reorganization, New PennyMac Financial Services, Inc. (“New PFSI”) become a holding corporation, which subsequently changed its name to “PennyMac Financial Services, Inc.” while PFSI changed its name to “PNMAC Holdings, Inc.”.

As a result of the Reorganization:

o	Each outstanding share of Class A common stock of PFSI was converted on a one-for-one basis into shares of New PFSI common stock.

o	Each outstanding share of Class B common stock of PFSI was cancelled for no consideration.

o	Each Class A unit of PennyMac held by a PennyMac Class A unit holder was contributed to PFSI and exchanged on a one-for-one basis for shares of New PFSI common stock.

o

New PFSI assumed PFSI’s existing equity incentive plan—including all performance share awards, restricted share awards, restricted stock units and other incentive awards covering shares of PFSI’s Class A common stock, whether vested or not vested, that were outstanding at the effective time of the Reorganization.

New PFSI reserved the same number of shares of its common stock as was reserved by the Company before the effective time of the reorganization, and the terms and conditions that were in effect immediately before the reorganization under each outstanding incentive award assumed by New PFSI continue in full force and effect after the reorganization, except that the shares of Class A common stock reserved under PFSI’s plans and issuable under each such award will be replaced by shares of common stock of New PFSI.

o	PFSI’s existing directors and executive officers hold the same positions with New PFSI.

o	New PFSI replaced PFSI as the publicly-held entity and, through its subsidiaries, conducts all of the operations previously conducted by PFSI.

o

The Reorganization is intended to be treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code.

o

After the completion of the Reorganization, PFSI became a consolidated subsidiary of New PFSI and is considered the predecessor of New PFSI for accounting purposes. Accordingly, PFSI’s consolidated financial statements will be New PFSI’s historical financial statements.

•

On November 1, 2018, New PFSI, through its subsidiary, PennyMac (the “Borrower”), entered into amendments (the "Amendments") to that certain (i) amended and restated credit agreement, dated as of November 18, 2016, by and among the Borrower, the lenders that are parties thereto and Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as sole bookrunner and sole lead arranger (the “Credit Agreement”); and (ii) amended and restated collateral and guaranty agreement, dated as of November 18, 2016, by and among the Borrower, as grantor, Credit Suisse AG, Cayman Islands Branch, as collateral agent, and PNMAC Holdings, Inc. (formerly known as PennyMac Financial Services, Inc., “Holdings”)  and certain of its subsidiaries, PCM, PLS and PNMAC Opportunity Fund Associates, LLC ("Associates"), as guarantors and grantors (“the “Guaranty”). Pursuant to the Credit Agreement, the lenders have agreed to make revolving loans to the Borrower in an amount not to exceed $150 million. Interest on the loans shall accrue at a per annum rate of interest equal to, at the election of the Borrower, either an alternate base rate (as defined in the Credit Agreement) or LIBOR plus the applicable margin. During the existence of certain events of default, interest shall accrue at a higher default rate. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Borrower and its subsidiaries.

The primary purposes of the Amendments are to (i) extend the maturity date of the Credit Agreement to October 31, 2019; (ii) name the Company as an additional guarantor under the Credit Agreement; and (iii) release Associates from its obligations as a guarantor under the Credit Agreement. Accordingly, the obligations of the Borrower under the Credit Agreement are now guaranteed by New PFSI, Holdings, PCM and PLS, and secured by a grant by each of the referenced grantors of its respective right, title and interest in and to limited and otherwise unencumbered (other than specified permitted encumbrances) specified contract rights, specified deposit accounts, all documents and instruments related to such specified contract rights and specified deposit accounts, and any and all proceeds and products thereof.  All other terms and conditions of the Credit Agreement and Guaranty remain the same in all material respects.

•

On October 29, 2018, the Company, through two of its indirect controlled subsidiaries, PLS and PNMAC, entered into an Amended and Restated Master Repurchase Agreement, by and among Bank of America, N.A., as buyer (“BANA”), as administrative agent, swing line provider, sole lead arranger, sole bookrunner and a buyer, Capital One, National Association, as a buyer, The Bank of New York Mellon,  as a buyer, (collectively, the “Syndicated Buyers”), PLS, as seller, and PNMAC, as guarantor (the “Syndicated Repurchase Agreement”). The Syndicated Repurchase Agreement amends and restates the terms of that certain master repurchase agreement, dated as of March 17, 2011, by and among BANA, PLS, and PNMAC.  Pursuant to the terms of the Syndicated Repurchase Agreement, PLS may sell to, and later repurchase from, the Syndicated Buyers certain newly originated mortgage loans that are originated by PLS or purchased by it from correspondent sellers through a subsidiary of PMT and, in either case, held by PLS pending sale and/or securitization. The obligations of PLS under the Syndicated Repurchase Agreement are fully guaranteed by PNMAC and the mortgage loans are serviced by PLS.  The scheduled termination date of the Syndicated Repurchase Agreement is October 28, 2019.

Each Syndicated Buyer has severally committed to enter into transactions up to such Syndicated Buyer’s committed amount as set forth in the Syndicated Repurchase Agreement, with a maximum aggregate committed principal amount available to PLS for purchases of $500 million.

•	During October 2018, the Company acquired from two non-affiliate sellers bulk portfolios of Ginnie Mae MSRs with a total UPB of approximately $3.2 billion.

•	All other agreements to sell assets under agreements to repurchase that matured between September 30, 2018 and the date of this Report were extended or renewed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read with the consolidated financial statements including the related notes of PennyMac Financial Services, Inc. (“PFSI”) included within this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PFSI.

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

We operate and control all of the business and affairs of Private National Mortgage Acceptance Company, LLC (“PennyMac”) and are its sole managing member. PennyMac was founded in 2008 by members of our executive leadership team and two strategic partners, BlackRock Mortgage Ventures, LLC and HC Partners, LLC, formerly known as Highfields Capital Investments, LLC, together with its affiliates.

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”), and a servicer for the Home Affordable Modification Program. We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust, listed on the New York Stock Exchange under the ticker symbol PMT. PCM also previously managed PNMAC Mortgage Opportunity Fund, LLC (the “Registered Fund”) and PNMAC Mortgage Opportunity Fund, LP (the “Master Fund”), both formerly registered under the Investment Company Act of 1940, as amended, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC (the “Private Fund”). We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.” The Registered Fund and the Master Fund obtained orders of de-registration on July 25, 2018 and the management agreements with all of the Investment Funds expired or were otherwise terminated. The Registered Fund, the Master Fund and the Private Fund were dissolved on August 22, 2018.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

•	The production segment performs mortgage loan origination, acquisition and sale activities.
•	The servicing segment performs mortgage loan servicing for our own account and for others, including for PMT.
•

The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement; managing correspondent production activities for PMT; and managing the acquired investments for PMT.

Reorganization

On November 1, 2018, we completed a reorganization (the “Reorganization) by which we changed our equity structure to a single class of common stock held by all stockholders, as opposed to the two classes of common stock, Class A and Class B, that were in place as of September 30, 2018. Pursuant to the Reorganization, New PennyMac Financial Services, Inc. (“New PFSI”) become a holding corporation, which subsequently changed its name to “PennyMac Financial Services, Inc.” while PFSI changed its name to “PNMAC Holdings, Inc.”.

As the result of the reorganization:

•	Each outstanding share of Class A common stock of PFSI was converted on a one-for-one basis into shares of New PFSI common stock.

•	Each outstanding share of Class B common stock of PFSI was cancelled for no consideration.

•	Each Class A unit of PennyMac held by a PennyMac Class A unit holder was contributed to PFSI and exchanged on a one-for-one basis for shares of New PFSI common stock.

•

New PFSI assumed PFSI’s existing equity incentive plan—including all performance share awards, restricted share awards, restricted stock units and other incentive awards covering shares of PFSI’s Class A common stock, whether vested or not vested, that were outstanding at the effective time of the Reorganization.

New PFSI reserved the same number of shares of its common stock as was reserved by the Company before the effective time of the reorganization, and the terms and conditions that were in effect immediately before the reorganization under each outstanding incentive award assumed by New PFSI continue in full force and effect after the reorganization, except that the shares of Class A common stock reserved under PFSI’s plans and issuable under each such award will be replaced by shares of common stock of New PFSI.

•	PFSI’s existing directors and executive officers hold the same positions with New PFSI.

•	New PFSI replaced PFSI as the publicly-held entity and, through its subsidiaries, conducts all of the operations previously conducted by PFSI.

•

The Reorganization is intended to be treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code.

•

After the completion of the Reorganization, PFSI became a consolidated subsidiary of New PFSI and is considered the predecessor of New PFSI for accounting purposes. Accordingly, PFSI’s historical consolidated financial statements will be New PFSI’s historical financial statements

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(dollars in thousands, except book value per share)
Revenues:
Net mortgage loan servicing fees	$109,703	$78,081	$340,181	$199,157
Net gains on mortgage loans held for sale at fair value	56,914	108,136	189,274	293,183
Mortgage loan origination fees	26,485	33,168	75,476	88,935
Fulfillment fees from PennyMac Mortgage Investment Trust	26,256	23,507	52,759	61,184
Net interest income (expense)	22,189	1,950	50,547	(5,569)
Management fees & Carried Interest	6,454	5,058	17,545	16,552
Other	2,928	735	7,646	3,387
Total net revenue	250,929	250,635	733,428	656,829
Expenses	189,232	156,491	524,037	442,693
Provision for income taxes	5,545	11,652	17,908	26,512
Net income	$56,152	$82,492	$191,483	$187,624
Annualized return on average common stockholders' equity	10.8%	17.4%	12.7%	13.7%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$25,667	$68,958	$61,855	$183,168
Servicing	33,573	24,471	143,016	26,674
Total mortgage banking	59,240	93,429	204,871	209,842
Investment management	2,457	715	4,520	4,294
	$61,697	$94,144	$209,391	$214,136
During the period:
Interest rate lock commitments issued	$11,130,611	$13,231,800	$33,843,166	$37,827,350
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$7,517,883	$6,530,036	$17,139,884	$17,079,969
At period end:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$193,659,378	$162,799,577
Mortgage servicing liabilities	1,265,461	1,512,632
Mortgage loans held for sale	2,352,771	2,858,642
	197,277,610	167,170,851
Subserviced for Advised Entities	87,226,461	71,201,957
	$284,504,071	$238,372,808
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,558,563	$1,610,565
Investment Funds	—	29,955
	$1,558,563	$1,640,520
Book value per share	$21.47	$17.20

During the quarter ended September 30, 2018, net income decreased $26.3 million compared to the same quarter in 2017 and during nine months ended September 30, 2018, net income increased $3.9 million compared to the same period in 2017. The decrease was primarily due to a decrease in Net gains on mortgage loans held for sale at fair value and Mortgage loan origination fees which reflect the reduced size and increased competitiveness of the mortgage origination market during 2018 as compared to 2017. The decrease was partially offset by an increase in Net mortgage loan servicing fees arising from both growth in our servicing portfolio and reduced net fair value related adjustments, and an increase in Net interest income, which reflects the effect of incentives we receive for financing mortgage loans held for sale approved for satisfying certain customer relief characteristics and an increase in income related to custodial funds. As discussed in Net interest income below, financing incentives contributed $12.8 million and $35.5 million to our pre-tax income during the quarter and nine months ended September 30, 2018. The master repurchase agreement underlying the incentives is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender.

Net mortgage loan servicing fees

Following is a summary of our net mortgage loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$147,182	$126,416	$421,536	$345,231
From PennyMac Mortgage Investment Trust	10,071	11,402	30,521	31,987
From Investment Funds	—	416	3	1,455
Ancillary and other fees	17,009	15,548	44,817	38,616
	174,262	153,782	496,877	417,289
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(64,559)	(75,701)	(156,696)	(218,132)
Net mortgage loan servicing fees	$109,703	$78,081	$340,181	$199,157
Average mortgage loan servicing portfolio	$274,420,615	$233,954,220	$261,586,617	$214,924,222

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Amortization and realization of cash flows	$(71,362)	$(65,751)	$(197,765)	$(169,693)
Other changes in fair value of, and provision for impairment of, mortgage servicing rights and mortgage servicing liabilities	60,883	(21,952)	230,948	(46,178)
Change in fair value of excess servicing spread	(1,109)	4,828	(9,026)	14,757
Hedging results	(52,971)	7,174	(180,853)	(17,018)
Total fair value adjustments, net of hedging results	6,803	(9,950)	41,069	(48,439)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(64,559)	$(75,701)	$(156,696)	$(218,132)
Average mortgage servicing rights balances:
Carried at fair value	$2,634,026	$551,740	$2,302,713	$534,918
Carried at lower of amortized cost or fair value	—	1,235,077	—	1,199,327
	$2,634,026	$1,786,817	$2,302,713	$1,734,245
Average mortgage servicing liabilities	$9,961	$15,421	$10,920	$15,084

Mortgage servicing rights at period end:
Carried at fair value	$2,785,964	$655,984
Carried at lower of amortized cost or fair value	—	1,360,501
	$2,785,964	$2,016,485
Mortgage servicing liabilities at period end	$9,769	$16,076

Following is a summary of our mortgage loan servicing portfolio:

	September 30,	December 31,
	2018	2017
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$138,311,827	$119,673,403
Acquired	55,347,551	46,575,834
	193,659,378	166,249,237
Mortgage servicing liabilities	1,265,461	1,620,609
Mortgage loans held for sale	2,352,771	2,998,377
	197,277,610	170,868,223
Subserviced for Advised Entities	86,389,458	73,651,608
Total prime servicing	283,667,068	244,519,831
Special servicing – Subserviced for Advised Entities	837,003	1,328,660
Total mortgage loans serviced	$284,504,071	$245,848,491

Net mortgage loan servicing fees increased $31.6 million and $141.0 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were due to a combination of increased mortgage loan servicing fees resulting from growth in our mortgage loan servicing portfolio and the positive effect on the valuation of MSRs, net of MSLs, ESS, and net hedging results, reflecting the effect of rising interest rates during the quarter and nine months ended September 30, 2018.

Mortgage loan servicing fees increased $20.5 million and $79.6 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 reflecting increases in our average servicing portfolio of 17% and 22% for the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Amortization, impairment and MSR, MSL and ESS valuation adjustments net of hedging results decreased by $11.1 million and $61.4 million in during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. These decreases reflect the effect of generally increasing interest rates in the market during 2018 compared to generally decreasing interest rates during the same periods in 2017. Increasing interest rates discourage refinancings which extend the expected life of the servicing asset, thereby increasing cash flow expectations and by extension, the fair value of MSRs.

Net Gains on Mortgage Loans Held for Sale at Fair Value

Most of our mortgage loan production consists of government-insured or guaranteed mortgage loans that we source primarily through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase such mortgage loans that PMT acquires through its correspondent production activities and pay PMT a sourcing fee ranging from two to three and one-half basis points on the UPB of such mortgage loans.

During the quarter and nine months ended September 30, 2018, we recognized Net gains on mortgage loans held for sale at fair value totaling $56.9 million and $189.3 million, respectively, a decrease of $51.2 million and $103.9 million, respectively, compared to the same periods in 2017. The decreases were primarily due to decreases in profit margins reflecting the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the acquisition and origination of mortgage loans.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(107,414)	$(40,747)	$(399,457)	$(98,408)
Hedging activities	(2,507)	(14,592)	89,322	(8,168)
	(109,921)	(55,339)	(310,135)	(106,576)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	147,259	154,763	443,056	419,968
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,842)	(1,596)	(4,550)	(4,294)
Reduction in liability due to change in estimate	1,155	1,194	3,627	3,086
Change in fair value of mortgage loans and derivative financial instruments outstanding at quarter end:
Interest rate lock commitments	(18,526)	8,226	(21,109)	(5,008)
Mortgage loans	6,897	3,376	21,407	(2,554)
Hedging derivatives	13,327	(12,389)	11,100	(19,023)
	38,349	98,235	143,396	285,599
From PennyMac Mortgage Investment Trust	18,565	9,901	45,878	7,584
	$56,914	$108,136	$189,274	$293,183
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$9,869,209	$12,386,506	$30,382,616	$35,508,970
Conventional mortgage loans	1,261,402	845,294	3,460,550	2,318,380
	$11,130,611	$13,231,800	$33,843,166	$37,827,350
At period end:
Mortgage loans held for sale at fair value	$2,416,955	$2,935,593
Commitments to fund and purchase mortgage loans	$3,388,437	$3,759,403

Provision for Losses on Representations and Warranties

We record our estimate of the losses that we expect to incur in the future as a result of claims against us made in connection with the representations and warranties provided to the purchasers and insurers of the mortgage loans we sold in our Net gains on sale of mortgage loans held for sale at fair value. Our agreements with the purchasers and insurers include representations and warranties related to the mortgage loans we sell to purchasers. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the purchaser or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent originators that sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, mortgage loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time mortgage loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current mortgage loan sales as a component of Net gains on mortgage loans held for sale at fair value totaling $1.8 million and $4.6 million during the quarter and nine months ended September 30, 2018, respectively, compared to $1.6 million and $4.3 million during the quarter and nine months ended September 30, 2017, respectively. We also recorded reductions in the liability of $1.2 million and $3.6 million during the quarter and nine months ended September 30, 2018, respectively compared to $1.2 million and $3.1 million during the quarter and nine months ended September 30, 2017, respectively. The reductions in the liability resulted from previously sold mortgage loans meeting criteria established by the Agencies which exempt them from certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
During the period:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of period	$10,334	$6,797	$7,579	$5,599
New indemnifications	932	1,572	4,110	2,984
Less:
Indemnified mortgage loans repurchased	106	303	106	303
Indemnified mortgage loans sold, repaid or refinanced	1,413	388	1,836	602
Mortgage loans indemnified by PFSI at end of period	$9,747	$7,678	$9,747	$7,678
Repurchase activity
Total mortgage loans repurchased by PFSI	$11,910	$5,347	$24,895	$16,867
Less:
Mortgage loans repurchased by correspondent lenders	5,332	4,443	16,237	11,853
Mortgage loans repaid by borrowers or resold with defects resolved	590	2,964	1,156	8,515
Net mortgage loans resold or repaid with losses chargeable to liability for representations and warranties	$5,988	$(2,060)	$7,502	$(3,501)
Net losses charged (recoveries credited) to liability for representations and warranties	$252	$297	$(46)	$602

At period end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$139,315,779	$114,531,205
Liability for representations and warranties	$21,022	$19,673

During the quarter and nine months ended September 30, 2018, we repurchased mortgage loans totaling $11.9 million and $24.9 million, respectively, in UPB. We recorded net losses of $252,000 for the quarter ended September 30, 2018 and net recoveries of $46,000 for the nine months ended September 30, 2018 as a result of these repurchases. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the loans sold continue to season, we expect that the level of repurchase activity may increase.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying mortgage loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff and approved by our senior management credit committee which includes our senior executives and senior management in our loan production, loan servicing and credit risk management areas.

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of mortgage loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties.

Mortgage loan origination fees

Mortgage loan origination fees decreased $6.7 million and $13.5 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The decrease was primarily due to a decrease in volume of mortgage loans we produced, which reflects the reduced size of the mortgage origination market during 2018 as compared to 2017.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT.

Summarized below are our fulfillment fees:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Fulfillment fee revenue	$26,256	$23,507	$52,759	$61,184
Unpaid principal balance of mortgage loans fulfilled subject to fulfillment fees	$7,517,883	$6,530,036	$17,139,884	$17,079,969
Average fulfillment fee rate (in basis points)	35	36	31	36

Fulfillment fees increased $2.7 million during the quarter ended September 30, 2018 and decreased $8.4 million during the nine months ended September 30, 2018, compared to the same periods in 2017. The increase during the quarter ended September 30, 2018 as compared to the quarter ended September 30, 2017, was primarily due to an increase in PMT’s loan production volume driven by specialized execution during the quarter ended September 30, 2018 compared to the same period in 2017. The decrease for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, was primarily due to discretionary reductions in the fulfillment fee rate in order to facilitate certain loan acquisition transactions by PMT in a competitive market environment.

Net Interest Income

Net interest income increased $20.2 million during the quarter and $56.1 million during the nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in net interest income is primarily due to the recognition of incentives that we received relating to our financing of certain mortgage loans satisfying certain consumer relief characteristics and an increase in placement fees relating to custodial funds.

In September 2017, we entered into a master repurchase agreement that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $12.8 million and $35.5 million of such incentives as a reduction of Interest expense for the quarter and nine months ended September 30, 2018, respectively. The master repurchase agreement is subject to a rolling six-month term through August 21, 2019, unless terminated earlier at the option of the lender. There is no assurance that the lender will not terminate this agreement before its stated maturity.

Placement fees relating to custodial funds increased $10.0 million and $27.9 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, reflecting an increase in the placement fee rate we receive and the growth of our servicing portfolio resulting in an increase in average custodial funds managed by the Company in 2018 compared to 2017.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management	$5,799	$6,038	$17,223	$16,380
Performance incentive	683	—	683	304
	6,482	6,038	17,906	16,684
Investment Funds	(11)	178	4	913
Total management fees	6,471	6,216	17,910	17,597
Carried Interest	(17)	(1,158)	(365)	(1,045)
Total management fees and Carried Interest	$6,454	$5,058	$17,545	$16,552
Net assets of Advised Entities at period end:
PennyMac Mortgage Investment Trust	$1,558,563	$1,610,565
Investment Funds	—	29,955
	$1,558,563	$1,640,520

Management fees from PMT increased $444,000 and $1.2 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to recognition of performance incentive fees during the quarter ended September 30, 2018 reflecting PMT’s financial performance for the quarter, along with the effect of PMT preferred stock issuances during 2017 on its average shareholders’ equity, upon which our base management fees are calculated.

Management fees from the Investment Funds decreased $189,000 and $909,000 during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The reduction of management fees was anticipated as the Investment Funds sold or liquidated all of their investment assets in 2017 and completed their liquidation during the nine months ended September 30, 2018.

Change in Fair Value of Investment in and Dividends Received from PMT

Change in fair value of investment in and dividends received from PMT increased $162,000 and $237,000 during the quarter and nine months ended September 30, 2018, compared to the same periods in 2017. The change reflects the increase in share price of our investment in PMT. We held 75,000 common shares of PMT during each of the periods ended September 30, 2018 and 2017, with a fair value of $1.5 million and $1.3 million, respectively, at the end of each period.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Salaries and wages	$64,367	$58,179	$190,856	$171,053
Incentive compensation	17,831	20,821	54,345	44,449
Taxes and benefits	12,634	10,174	37,950	31,489
Stock and unit-based compensation	8,532	4,243	20,766	14,633
	$103,364	$93,417	$303,917	$261,624
Head count:
Average	3,361	3,046	3,301	2,981
Quarter end	3,383	3,093

Compensation expense increased $9.9 million and $42.3 million during the quarter and nine months ended September 30, 2018 compared to the same periods in 2017. The increases were primarily due to an increase in salaries and wages due to increased average head count resulting from the growth in our mortgage banking activities during 2018.

Servicing

Servicing expenses increased $15.8 million and $19.1 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to growth in the Company’s mortgage loan servicing portfolio.

Technology

Technology expense increased $1.3 million and $8.2 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to our continued investment in loan production and servicing infrastructure.

Occupancy and equipment

Occupancy and equipment expenses increased $1.2 million and $3.1 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily attributable to expansion of our facilities made to accommodate our growth.

Professional services

Professional service expenses increased $2.5 million and $5.5 million during the quarter and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to increased professional expenses relating to growth in our lending operations and legal and other professional expenses relating to the Reorganization.

Expenses Allocated to PMT

PMT reimburses us for other expenses, including common overhead and personnel expenses incurred on its behalf by us, in accordance with the terms of our management agreement with PMT. We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”) using the modified retrospective method effective January 1, 2018. Adoption of ASU 2014-09 using the modified retrospective method required us to include those expenses in Other income starting January 1, 2018.

The expense amounts presented in our income statement are net of these allocations during 2017 and a component of Other revenue during 2018. Common overhead and personnel expense amounts allocated to PMT are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Occupancy and equipment	$718	$613	$1,954	$2,239
Technology	315	306	837	1,187
Compensation	120	—	360	—
Other	177	274	596	794
Total expenses	$1,330	$1,193	$3,747	$4,220

Provision for Income Taxes

Our effective income tax rates were 9.0% and 12.4% for the quarter ended September 30, 2018 and 2017, respectively, and 8.6% and 12.4% for the nine months ended September 30, 2018 and 2017, respectively. The lower effective tax rate for 2018 reflects the effect of a reduction in the federal statutory rate from 35% to 21% resulting from the December 22, 2017 enactment of the Tax Cuts and Jobs Act. The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders.

The difference between our effective tax rate and the statutory rate is primarily due to the allocation of earnings to the noncontrolling interest unitholders. Upon completion of the Reorganization we no longer have noncontrolling interests to allocate income to and our effective income tax rate will be increased to a level that more closely approximates the combined federal and state statutory rates.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and short-term investments	$248,103	$207,805
Mortgage loans held for sale at fair value	2,416,955	3,099,103
Servicing advances, net	259,609	318,066
Investments in and advances to affiliates	162,113	172,869
Mortgage servicing rights	2,785,964	2,119,588
Mortgage loans eligible for repurchase	889,335	1,208,195
Other	230,451	242,467
Total assets	$6,992,530	$7,368,093

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$2,223,935	$2,914,047
Long-term debt	1,341,847	907,362
Payable to affiliates	362,698	419,970
Liability for mortgage loans eligible for repurchase	889,335	1,208,195
Other	258,005	198,845
Total liabilities	5,075,820	5,648,419
Stockholders' equity	1,916,710	1,719,674
Total liabilities and stockholders' equity	$6,992,530	$7,368,093

Total assets decreased $375.6 million from $7.4 billion at December 31, 2017 to $7.0 billion at September 30, 2018. The decrease was primarily due to a decrease of $682.1 million in mortgage loans held for sale at fair value resulting from a reduction in mortgage loan production volume and a decrease of $318.9 million in mortgage loans eligible for repurchase reflecting a reduction in severely delinquent loans in Ginnie Mae backed securities that were negatively impacted by major hurricanes during 2017. The decreases were partially offset by an increase of $666.4 million in our investment in MSRs reflecting continued additions from our mortgage loan production activities and servicing portfolio acquisitions.

Total liabilities decreased by $572.6 million from $5.6 billion as of December 31, 2017 to $5.1 billion as of September 30, 2018. The decrease was primarily attributable to a decrease in borrowings required to finance a smaller inventory of mortgage loans held for sale combined with a decrease in the liability for mortgage loans eligible for repurchase at September 30, 2018 as compared to December 31, 2017.

Cash Flows

Our cash flows for the nine months ended September 30, 2018 and 2017 are summarized below:

	Nine months ended September 30,
	2018	2017	Change
	(in thousands)
Operating	$732,584	$(646,266)	$1,378,850
Investing	(349,783)	(285,301)	(64,482)
Financing	(317,722)	900,083	(1,217,805)
Net increase (decrease) in cash and restricted cash	$65,079	$(31,484)	$96,563

Our cash flows resulted in a net increase in cash and restricted cash of $65.1 million during the nine months ended September 30, 2018 as discussed below.

Operating activities

Net cash provided by operating activities totaled $732.6 million during nine months ended September 30, 2018 and net cash used in operating activities totaled $646.3 million during the same period in 2017. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Nine months ended September 30,
	2018	2017
	(in thousands)
Cash flows from:
Mortgage loans held for sale at fair value	$543,106	$(807,430)
Other operating sources	189,478	161,164
	$732,584	$(646,266)

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2018 totaled $349.8 million as compared to $285.3 million in the same period in 2017. The increase of $64.5 million is primarily due to an increase of $162.9 million used in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $74.9 million change in short-term investment cash flows.

Financing activities

Net cash used in financing activities totaled $317.7 million during the nine months ended September 30, 2018 primarily due to net repurchases of assets sold under agreements to repurchase, reflecting a reduction in our financing of mortgage loans held for sale. Net cash provided by financing activities totaled $900.1 million during the nine months ended September 30, 2017, primarily to finance the growth in our inventory of mortgage loans held for sale at fair value and our investments in MSRs.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of ESS and/or equity or debt offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation certificates, ESS, notes payable (including a revolving credit agreement) and a capital lease.  All of our borrowings other than ESS, VFN, term notes payable and our obligation under capital lease have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Average balance	$1,563,053	$1,960,332	$1,618,008	$1,854,786
Maximum daily balance	$2,201,880	$2,564,756	$2,380,121	$2,581,199
Balance at period end	$1,738,839	$2,096,965

The differences between the average and maximum daily balances on our repurchase agreements reflect the fluctuations throughout the month of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $40 million;

•	a minimum tangible net worth of $500 million;

•	a maximum ratio of total liabilities to tangible net worth of 10:1; and

•	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

With respect to servicing performed for PMT, PLS is also subject to certain covenants under PMT’s debt agreements. Covenants in PMT’s debt agreements are equally, or sometimes less, restrictive than the covenants described above.

In addition to the covenants noted above, PennyMac’s revolving credit agreement and capital lease contain additional financial covenants including, but not limited to,

•	a minimum of cash and carried interest equal to the amount borrowed under the revolving credit agreement;

•	a minimum of unrestricted cash and cash equivalents equal to $40 million;

•	a minimum of tangible net worth of $500 million;

•	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

•	a maximum ratio of total indebtedness to tangible net worth ratio of 5:1.

Although these financial covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

Our debt financing agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, as summarized below:

•

FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

•

FHFA net worth requirement is a minimum net worth of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential mortgage loans serviced and a tangible net worth/total assets ratio greater than or equal to 6%;

•

Ginnie Mae single-family issuer minimum liquidity requirement is equal to the greater of $1.0 million or 0.10% (10 basis points) of the issuer’s outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

•	Ginnie Mae net worth requirement is equal to $2.5 million plus 0.35% (35 basis points) of the issuer’s outstanding Ginnie Mae single-family obligations.

We believe that we are currently in compliance with the applicable Agency requirements.

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS is based on the current fair value of such ESS and amounts received on the underlying mortgage loans.

In June 2017, our Board of Directors approved a stock repurchase program that allows us to repurchase up to $50 million of our Class A common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of Class A common stock. We intend to finance the stock repurchase program through cash on hand. From inception through September 30, 2018, we have repurchased $13.4 million of shares under our stock repurchase program.

We continue to explore a variety of means of financing our continued growth, including debt financing through bank warehouse lines of credit, bank loans, repurchase agreements, securitization transactions and corporate debt. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or whether such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2018, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2018 we had contractual obligations aggregating $7.7 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities and license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$3,388,437	$3,388,437	$—	$—	$—
Short-term debt	2,213,525	2,213,525	—	—	—
Long-term debt	1,582,905	8,080	51,550	1,300,000	223,275
Interest on long-term debt	385,896	77,081	213,261	58,112	37,442
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	47,605	—	—	—	47,605
Software licenses (1)	22,843	19,305	3,538	—	—
Office leases	89,174	15,243	28,334	20,059	25,538
Total	$7,730,385	$5,721,671	$296,683	$1,378,171	$333,860

(1)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.8 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.4 million at September 30, 2018. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the nine months ended September 30, 2018, software license fees totaled $18.8 million.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, three notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS with the exception of the Credit Agreement, which is classified as a note payable, and the capital lease, in each case where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2018, we were in compliance in all material respects with these covenants.

The agreements also contain margin call provisions that, upon notice from the applicable lender, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

In addition, the agreements contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, servicer termination events and defaults, material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for these types of transactions. The remedies for such events of default are also customary for these types of transactions and include the acceleration of the principal amount outstanding under the agreements and the liquidation by our lenders of the mortgage loans or other collateral then subject to the agreements.

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$578,815	$1,100,000	$300,000	April 26, 2019
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$400,000	$400,000	April 26, 2020
Deutsche Bank AG (4)	$598,392	$950,000	$—	August 21, 2019
Bank of America, N.A.	$247,572	$500,000	$225,000	October 28, 2019
BNP Paribas	$81,163	$200,000	$100,000	November 16, 2018
Morgan Stanley Bank, N.A.	$71,210	$500,000	$100,000	August 23, 2019
JPMorgan Chase Bank, N.A.	$58,780	$500,000	$50,000	October 11, 2019
Royal Bank of Canada	$33,465	$135,000	$20,000	December 31, 2018
Citibank, N.A.	$19,442	$700,000	$350,000	June 7, 2019
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$524,686	$550,000	$—	July 1, 2019
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000	$—	February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000	$—	August 25, 2023
Credit Suisse AG	$—	$150,000	$—	November 16, 2018
Credit Suisse AG (3)	$—	$—	$—	February 1, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$9,630	$35,000	$—	March 23, 2020

(1)	Outstanding indebtedness as of September 30, 2018.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)

The borrowing of $50 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $400 million. To the extent not utilized, $130 million can be allocated to the Credit Suisse AG note payable facility.

(4)

The borrowing facility amount with Deutsche Bank AG was temporarily increased to $950 million from $750 million on September 28, 2018. The temporary increase will expire on December 31, 2018 and the maximum aggregate principal amount will revert back to $750 million upon the expiration.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2018:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,290,904	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$33,078	October 24, 2018	April 26, 2019
Deutsche Bank AG	$84,185	December 19, 2018	August 21, 2019
Bank of America, N.A.	$17,796	October 12, 2018	October 12, 2018
JP Morgan Chase Bank, N.A.	$4,937	October 12, 2018	October 12, 2018
Morgan Stanley Bank, N.A.	$4,656	December 19, 2018	August 23, 2019
BNP Paribas	$4,384	November 16, 2018	November 16, 2018
Royal Bank of Canada	$1,704	November 6, 2018	December 31, 2018
Citibank, N.A.	$783	December 21, 2018	June 7, 2019

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between September 30, 2018 and the date of this Report have been renewed or extended and are described in Note 11—Borrowings to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we are exposed to are credit risk, interest rate risk, prepayment risk, inflation risk and fair value risk.

The following sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as earnings forecasts.

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2018, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,009,604	$2,892,998	$2,837,996	$2,734,028	$2,684,859	$2,591,686
Change in fair value:
$	$224,563	$107,957	$52,955	$(51,013)	$(100,182)	$(193,355)
%	8.1%	3.9%	1.9%	(1.8)%	(3.6)%	(6.9)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,943,319	$2,861,558	$2,822,677	$2,748,588	$2,713,262	$2,645,778
Change in fair value:
$	$158,278	$76,516	$37,636	$(36,453)	$(71,779)	$(139,263)
%	5.7%	2.7%	1.4%	(1.3)%	(2.6)%	(5.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,873,844	$2,829,443	$2,807,242	$2,762,840	$2,740,639	$2,696,238
Change in fair value:
$	$88,803	$44,402	$22,201	$(22,201)	$(44,402)	$(88,803)
%	3.2%	1.6%	0.8%	(0.8)%	(1.6)%	(3.2)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of September 30, 2018, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$230,651	$226,906	$225,076	$221,500	$219,752	$216,335
Change in fair value:
$	$7,377	$3,631	$1,802	$(1,775)	$(3,522)	$(6,940)
%	3.3%	1.6%	0.8%	(0.8)%	(1.6)%	(3.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$242,108	$232,328	$227,715	$218,996	$214,872	$207,053
Change in fair value:
$	$18,834	$9,053	$4,441	$(4,278)	$(8,403)	$(16,221)
%	8.4%	4.1%	2.0%	(1.9)%	(3.8)%	(7.3)%

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report as required by paragraph (b) of Rule 13a-15 under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of September 30, 2018, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the nine months ended September 30, 2018.

Repurchases of our Common Stock

The following table summarizes the stock repurchase activity since the stock repurchase program was approved:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2017 – July 31, 2017	—	$—	—	$50,000,000
August 1, 2017 – August 31, 2017	270,905	$17.06	270,905	$45,379,288
September 1, 2017 – September 30, 2017	233,911	$17.01	233,911	$41,404,192
October 1, 2017 – December 31, 2017	—	$—	—	$41,404,192
January 1, 2018 – March 31, 2018	—	$—	—	$41,404,192
April 1, 2018 – April 30, 2018	—	$—	—	$41,404,192
May 1, 2018 – May 31, 2018	236,423	$20.43	236,423	$36,575,218
June 1, 2018 – June 30, 2018	—	$—	—	$36,575,218
July 1, 2018 – September 30, 2018	—	$—	—	$36,575,218
Total	741,239	$—	741,239	$36,575,218

(1)

As disclosed in our current report on Form 8-K filed on June 21, 2017, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $50.0 million of our outstanding Class A common stock. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of PennyMac Financial Services, Inc.	8-K	May 14, 2013

3.2	Second Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	March 6, 2018

10.1	Amendment No. 13 to Master Repurchase Agreement, dated as of June 29, 2018, by and among, Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

10.2	Amendment No. 14 to Master Repurchase Agreement, dated as of July 25, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

10.3	Amendment No. 15 to Master Repurchase Agreement, dated as of September 27, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

10.4	Amendment No. 16 to Master Repurchase Agreement, dated as of October 11, 2018, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

10.5	Fourth Amendment to Master Repurchase Agreement, dated as of July 26, 2018, by and between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	*

10.6	Fifth Amendment to Master Repurchase Agreement, dated as of October 12, 2018, by and between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	*

10.7

Amendment No. 1 to Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

*

10.8

Amendment No. 2 to Second Amended and Restated Base Indenture, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A. , PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	August 15, 2018

10.9

Series 2018-GT2 Indenture Supplement to Second Amended and Restated Base Indenture, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 15, 2018

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.10	Amendment No. 1 to Master Repurchase Agreement, dated as of August 20, 2018, among BNP Paribas, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

10.11	Amendment Number Twelve to the Master Repurchase Agreement, dated as of August 24, 2018, among PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	August 29, 2018

10.12	Amendment No. 2 to Master Repurchase Agreement, dated as of September 27, 2018, by and between Deutsche Bank AG, Cayman Islands Branch and PennyMac Loan Services, LLC.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2018 and September 30, 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2018 and September 30, 2017, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2018 and September 30, 2017 and (v) the Notes to the Consolidated Financial Statements.

*     Filed herewith

**   The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 2, 2018	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: November 2, 2018	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Chief Financial Officer