Form 10-Q
period 2019-03-31
PennyMac Financial Services, Inc.
filed 2019-05-06
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 per value	PFSI	New York Stock Exchange

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2019
Common Stock, $0.0001 par value	78,334,037

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2019

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2019.

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

•	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

•	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

•	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud;

•	our ability to effectively deploy new information technology applications and infrastructure;

•	our ability to mitigate cybersecurity risks and cyber incidents;

•	our exposure to risks of loss resulting from adverse weather conditions and man-made or natural disasters; and

•	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2019	2018
	(in thousands, except share amounts)
ASSETS
Cash (includes $93,372 and $108,174 pledged to creditors)	$144,266	$155,289
Short-term investments at fair value	149,372	117,824
Mortgage loans held for sale at fair value (includes $2,639,669 and $2,478,858 pledged to creditors)	2,668,929	2,521,647
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	125,929	131,025
Derivative assets	121,153	96,347
Servicing advances, net (includes valuation allowance of $65,696 and $70,582; $147,435 and $162,895 pledged to creditors)	284,230	313,197
Mortgage servicing rights at fair value (includes $2,675,704 and $2,807,333 pledged to creditors)	2,905,090	2,820,612
Real estate acquired in settlement of loans	1,690	2,250
Operating lease right-of-use assets	56,239	—
Furniture, fixtures, equipment and building improvements, net (includes $15,254 and $16,281 pledged to creditors)	33,423	33,374
Capitalized software, net (includes $940 and $1,017 pledged to creditors)	45,416	39,748
Investment in PennyMac Mortgage Investment Trust at fair value	1,553	1,397
Receivable from PennyMac Mortgage Investment Trust	29,951	33,464
Mortgage loans eligible for repurchase	1,094,702	1,102,840
Other	157,057	109,559
Total assets	$7,819,000	$7,478,573
LIABILITIES
Assets sold under agreements to repurchase	$2,151,938	$1,933,859
Mortgage loan participation purchase and sale agreements	547,879	532,251
Notes payable	1,292,736	1,292,291
Obligations under capital lease	5,091	6,605
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	205,081	216,110
Derivative liabilities	17,838	3,064
Operating lease liabilities	76,373	—
Accounts payable and accrued expenses	162,677	156,212
Mortgage servicing liabilities at fair value	7,844	8,681
Payable to PennyMac Mortgage Investment Trust	76,494	104,631
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,537	46,537
Income taxes payable	414,636	400,546
Liability for mortgage loans eligible for repurchase	1,094,702	1,102,840
Liability for losses under representations and warranties	17,982	21,155
Total liabilities	6,117,808	5,824,782

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 78,317,843 and 77,494,332 shares, respectively	8	8
Additional paid-in capital	1,311,914	1,310,648
Retained earnings	389,270	343,135
Total stockholders' equity	1,701,192	1,653,791
Total liabilities and stockholders’ equity	$7,819,000	$7,478,573

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2019	2018
	(in thousands, except earnings per share)
Revenues
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$166,790	$135,483
From PennyMac Mortgage Investment Trust	10,570	11,019
Ancillary and other fees	22,017	14,171
	199,377	160,673
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(122,857)	(36,963)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	4,051	(6,921)
	(118,806)	(43,884)
Net mortgage loan servicing fees	80,571	116,789
Net gains on mortgage loans held for sale at fair value:
From non-affiliates	58,753	59,028
From PennyMac Mortgage Investment Trust	26,023	12,386
	84,776	71,414
Mortgage loan origination fees:
From non-affiliates	21,687	23,355
From PennyMac Mortgage Investment Trust	2,243	1,208
	23,930	24,563
Fulfillment fees from PennyMac Mortgage Investment Trust	27,574	11,944
Net interest income:
Interest income:
From non-affiliates	56,537	40,639
From PennyMac Mortgage Investment Trust	1,796	1,976
	58,333	42,615
Interest expense:
To non-affiliates	34,477	32,811
To PennyMac Mortgage Investment Trust	3,066	3,934
	37,543	36,745
Net interest income	20,790	5,870
Management fees, net:
From PennyMac Mortgage Investment Trust	7,248	5,696
From Investment Funds	—	79
	7,248	5,775
Carried Interest from Investment Funds	—	(180)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	192	182
Results of real estate acquired in settlement of loans	274	(28)
Other	2,350	1,872
Total net revenues	247,705	238,201
Expenses
Compensation	106,600	102,013
Servicing	30,293	26,299
Technology	15,966	14,620
Loan origination	14,497	2,115
Occupancy and equipment	6,776	6,377
Professional services	5,881	5,738
Marketing	1,325	2,161
Other	6,076	5,882
Total expenses	187,414	165,205
Income before provision for income taxes	60,291	72,996
Provision for income taxes	14,156	6,070
Net income	46,135	66,926
Less: Net income attributable to noncontrolling interest	—	50,307
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$46,135	$16,619

Earnings per share
Basic	$0.59	$0.70
Diluted	$0.58	$0.67
Weighted average shares outstanding
Basic	77,653	23,832
Diluted	79,286	79,461

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2019
	Common stock

			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance at December 31, 2018	77,494	$8	$1,310,648	$343,135	$1,653,791
Net income	—	—	—	46,135	46,135
Stock-based compensation	820	—	1,180	—	1,180
Issuance of common stock in settlement of directors' fees	4	—	86	—	86
Balance at March 31, 2019	78,318	$8	$1,311,914	$389,270	$1,701,192

	Quarter ended March 31, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance at December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle – accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	189	587	776
Balance at January 1, 2018	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	16,619	50,307	66,926
Stock and unit-based compensation	—	—	5,191	—	4,235	9,426
Issuance of Class A common stock in settlement of directors' fees	—	—	24	—	55	79
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	748	—	14,859	—	(14,859)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(2,682)	—	—	(2,682)
Balance at March 31, 2018	24,278	$2	$221,495	$282,114	$1,290,588	$1,794,199

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash flow from operating activities
Net income	$46,135	$66,926
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	118,806	43,884
Net gains on mortgage loans held for sale at fair value	(84,776)	(71,414)
Capitalization of interest on mortgage loans held for sale at fair value	(16,487)	(14,467)
Accrual of interest on excess servicing spread financing	3,066	3,934
Amortization of net debt issuance (premiums) and costs	(6,570)	(3,600)
Carried Interest from Investment Funds	—	180
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(156)	(147)
Results of real estate acquired in settlement in loans	(274)	28
Stock-based compensation expense	4,531	6,171
Provision for servicing advance losses	4,820	6,787
Depreciation and amortization	3,159	2,592
Amortization of right-of-use assets	2,359	—
Purchase of mortgage loans held for sale from PennyMac Mortgage Investment Trust	(6,959,389)	(9,212,188)
Originations of mortgage loans held for sale	(1,719,734)	(1,281,302)
Purchase of mortgage loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(941,154)	(911,585)
Sale to non-affiliates and principal payments of mortgage loans held for sale	8,536,430	11,103,785
Sale of mortgage loans held for sale to PennyMac Mortgage Investment Trust	884,510	781,326
Repurchase of mortgage loans subject to representations and warranties	(4,064)	(6,309)
Settlement of repurchase agreement derivatives	11,436	—
Decrease in servicing advances	24,087	27,450
Sale of real estate acquired in settlement of loans	2,075	1,230
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	2,775	(955)
(Increase) decrease in other assets	(38,676)	6,198
Decrease in operating lease liabilities	(2,977)	—
Increase in accounts payable and accrued expenses	10,483	2,344
Decrease in payable to PennyMac Mortgage Investment Trust	(28,752)	(19,544)
Increase in income taxes payable	14,090	6,068
Net cash (used in) provided by operating activities	(134,247)	537,392
Cash flow from investing activities
(Increase) decrease in short-term investments	(31,548)	64,190
Net change in assets purchased from PMT under agreement to resell	5,096	1,190
Net settlement of derivative financial instruments used for hedging	125,695	(128,099)
Purchase of mortgage servicing rights	(211,481)	(27,544)
Purchase of furniture, fixtures, equipment and leasehold improvements	(2,126)	(2,779)
Acquisition of capitalized software	(6,750)	(3,722)
Decrease in margin deposits	28,343	15,501
Net cash used in investing activities	(92,771)	(81,263)
Cash flow from financing activities
Sale of assets under agreements to repurchase	8,382,013	9,771,234
Repurchase of assets sold under agreements to repurchase	(8,164,625)	(10,338,629)
Issuance of mortgage loan participation purchase and sale certificates	5,555,946	6,155,178
Repayment of mortgage loan participation purchase and sale certificates	(5,540,374)	(6,172,301)
Advances on notes payable	—	650,000
Repayment of notes payable	—	(400,000)
Repayment of obligations under capital lease	(1,514)	(4,536)
Repayment of excess servicing spread financing	(10,552)	(12,291)
Payment of debt issuance costs	(1,536)	(7,891)
Issuance of common stock pursuant to exercise of stock options	1,283	3,255
Payment of withholding taxes relating to stock-based compensation	(4,634)	—
Net cash provided by (used in) financing activities	216,007	(355,981)
Net (decrease) increase in cash and restricted cash	(11,011)	100,148
Cash and restricted cash at beginning of quarter	155,924	38,173
Cash and restricted cash at end of quarter	$144,913	$138,321
Cash and restricted cash at end of quarter are comprised of the following:
Cash	$144,266	$137,863
Restricted cash included in Other assets	647	458
	$144,913	$138,321

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

Presently, PCM has a management agreement with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust. Previously, PCM had management agreements with PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P. an affiliate of these registered funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (the “Private Fund”) (collectively, the “Investment Funds”). The Investment Funds were dissolved during 2018.

•

PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration (“FHA”) Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”) (each an “Agency” and collectively the “Agencies”).

On November 1, 2018, the Company completed a corporate reorganization (the “Reorganization”) by which it changed its equity structure to create a single class of common stock held by all stockholders at a new top-level publicly traded parent holding corporation, as opposed to the two classes of common stock, Class A and Class B, that were in place before the Reorganization. The predecessor holding company became a consolidated subsidiary of the Company and is considered the predecessor of the Company for accounting purposes. Accordingly, the predecessor holding company's historical consolidated financial statements remain the Company’s historical financial statements. As part of the Reorganization, the Company retained its officers and directors in their previously existing roles and assumed the predecessor holding company's stock-based compensation plan. The details of the Reorganization are more fully described in Note 1 – Organization to Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2019. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Accounting Change

Effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), using the modified retrospective approach. As the result of this adoption, the Company recorded a $58.6 million right-of-use asset, a corresponding lease liability and reclassified $20.7 million of deferred rent from accrued liabilities to the lease liability for a total lease liability of $79.3 million. The Company did not adjust the prior comparative period.

As part of its adoption of ASU 2016-02, the Company made the following accounting policy elections:

•	to retain its current classification of existing leases; and
•	to exclude from its consolidated balance sheet leases with initial terms that are less than or equal to 12 months.

The adoption of ASU 2016-02 did not have any effect on the Company’s consolidated statements of income, stockholder’s equity or cash flows.

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in its consolidated balance sheet. Operating lease right-of-use assets represent the Company’s right to use the underlying assets and operating lease liabilities represent its obligation to make the payments required by the leases.

As most of the Company’s leases do not provide an implicit discount rate, PFSI uses its incremental borrowing rate based on information available at the commencement date to determine the present value of its lease payment obligations. The operating lease right-of-use assets also includes any lease payments made and is reduced by lease incentives. Lease expense is recognized on the straight-line basis over the lease term.

The Company has lease agreements that include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for along with the lease component as a single lease component. Detailed lease disclosures are included in Note 10‒Leases.

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of mortgage loan servicing fees, gains on mortgage loans held for sale, mortgage loan origination fees, fulfillment fees, change in fair value of excess servicing spread financing (“ESS”), net interest paid to these entities, management fees, and change in fair value of investment and dividend received from PMT) totaled 31% and 15% of total net revenue for the quarters ended March 31, 2019 and 2018, respectively.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement. Historically, the Company has used the mortgage loan purchase agreement for the purpose of selling to PMT prime jumbo residential mortgage loans. In the third quarter of 2017, the Company began selling conventional conforming balance mortgage loans to PMT under the agreement.

Pursuant to the terms of an MSR recapture agreement by and between the Company and PMT, which was amended and restated effective September 12, 2016, if the Company refinances mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to PMT cash in an amount equal to 30% of the fair market value of the MSRs related to all such mortgage loans. The MSR recapture agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Pursuant to a mortgage banking services agreement, which was amended and restated effective September 12, 2016, the Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a fulfillment fee. Pursuant to the terms of the mortgage banking services agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage‑Backed Securities (“MBS”) Guide. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company.

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Net gains (loss) on mortgage loans held for sale at fair value:
Net gains on mortgage loans held for sale to PMT	$27,146	$13,811
Mortgage servicing rights and excess servicing spread recapture incurred	(1,123)	(1,425)
	$26,023	$12,386
Sale of mortgage loans held for sale to PMT	$884,510	$781,326

Fulfillment fee revenue	$27,574	$11,944
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$8,135,552	$4,225,631

Sourcing fees paid to PMT	$1,994	$2,641
Unpaid principal balance of mortgage loans purchased from PMT	$6,647,338	$8,847,873

Tax service fees earned from PMT included in Mortgage loan origination fees	$2,243	$1,208

Mortgage Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), which was amended and restated effective September 12, 2016 and pursuant to which the Company provides servicing for PMT’s portfolio of residential mortgage loans and subservicing for its portfolio of MSRs. The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to mortgage loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

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

Following is a summary of mortgage loan servicing fees earned from PMT:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Mortgage loans acquired for sale at fair value	$239	$178
Mortgage loans at fair value	463	3,085
Mortgage servicing rights	9,868	7,756
	$10,570	$11,019
Property management fees received from PMT included in Other income	$123	$99

Investment Management Activities

The Company has a management agreement with PMT (“Management Agreement”), which was amended and restated effective September 12, 2016. Pursuant to the Management Agreement, the Company oversees PMT’s business affairs in conformity with the investment policies that are approved and monitored by its board of trustees, for which it collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Base management	$6,109	$5,696
Performance incentive	1,139	—
	$7,248	$5,696

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, the Company shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company included in Other revenue	$1,236	$1,001
Compensation included in Other revenue	120	120
Expenses incurred on PMT's behalf, net	570	573
	$1,926	$1,694
Payments and settlements during the quarter (1)	$15,189	$7,658

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $75,000 in reimbursement of underwriting fees from PMT during the quarter ended March 31, 2019.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,796	$1,976
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$36	$35
Change in fair value of investment	156	147
	$192	$182

	March 31,	December 31,
	2019	2018
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$125,929	$131,025
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,553	$1,397
Number of shares	75	75

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

To the extent the Company refinances any of the mortgage loans relating to the ESS it has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, settle its obligation to PMT in cash in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$508	$904
Repayment	$10,552	$12,291
Gain (loss) recognized	$4,051	$(6,921)
Interest expense	$3,066	$3,934
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on mortgage loans held for sale at fair value	$489	$830

	March 31,	December 31,
	2019	2018
	(in thousands)
Excess servicing spread financing at fair value	$205,081	$216,110

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2019	2018
	(in thousands)
Receivable from PMT:
Fulfillment fees	$11,744	$10,006
Management fees	7,238	6,559
Servicing fees	4,350	4,841
Allocated expenses and expenses incurred on PMT's behalf	3,907	9,066
Correspondent production fees	1,852	2,071
Conditional Reimbursement	726	801
Interest on assets purchased under agreements to resell	134	120
	$29,951	$33,464
Payable to PMT:
Deposits made by PMT to fund servicing advances	$73,149	$100,554
Mortgage servicing rights recapture payable	160	179
Other	3,185	3,898
	$76,494	$104,631

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

On May 8, 2013, the Company entered into a tax receivable agreement with certain former owners of PennyMac that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from exchanges of ownership interests in PennyMac and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Although the Company’s reorganization in 2018 eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement, the Company continues to be subject to the agreement and will be required to make payments, if any, under the tax receivable agreement to those certain prior owners of PennyMac who effected exchanges of ownership interests in PennyMac for the Company’s common stock prior to the closing of the Reorganization in November 2018.

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.5 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2019 and December 31, 2018. The Company did not make any payments under the tax receivable agreement during the quarters ended March 31, 2019 and 2018.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of mortgage loans in transactions where the Company maintains continuing involvement with the mortgage loans as servicer:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash flows:
Sales proceeds	$8,536,430	$11,103,785
Servicing fees received (1)	$137,148	$113,091
Net servicing recoveries	$(24,176)	$(10,637)

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the mortgage loans sold by the Company in which it maintains continuing involvement:

	March 31,	December 31,
	2019	2018
	(in thousands)
Unpaid principal balance of mortgage loans outstanding	$148,795,055	$145,224,596
Delinquencies:
30-89 days	$5,489,000	$6,222,864
90 days or more:
Not in foreclosure	$2,085,034	$2,208,083
In foreclosure	$710,297	$720,894
Foreclosed	$24,875	$24,243
Bankruptcy	$1,053,399	$970,329

The following tables summarize the UPB of the Company’s mortgage loan servicing portfolio:

	March 31, 2019
		Contract	Total
	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$148,795,055	$—	$148,795,055
Purchased	72,039,709	—	72,039,709
	220,834,764	—	220,834,764
PennyMac Mortgage Investment Trust	—	101,287,428	101,287,428
Mortgage loans held for sale	2,573,121	—	2,573,121
	$223,407,885	$101,287,428	$324,695,313
Subserviced for the Company (1)	$16,270,233	$—	$16,270,233
Delinquent mortgage loans:
30 days	$6,244,534	$479,185	$6,723,719
60 days	1,781,121	111,089	1,892,210
90 days or more:
Not in foreclosure	3,100,186	223,231	3,323,417
In foreclosure	1,094,892	115,637	1,210,529
Foreclosed	35,354	157,762	193,116
	$12,256,087	$1,086,904	$13,342,991
Bankruptcy	$1,521,842	$118,609	$1,640,451
Custodial funds managed by the Company (2)	$3,851,327	$1,384,404	$5,235,731

(1)

Certain of the mortgage loans for which the Company has purchased the MSRs are subserviced on the Company’s behalf by other mortgage loan servicers on an interim basis when servicing of the loans has not yet been transferred to the Company’s loan servicing platform.

(2)

Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to mortgage loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

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

(1)

Certain of the mortgage loans for which the Company has purchased the MSRs are subserviced on the Company’s behalf by other mortgage loan servicers on an interim basis when servicing of the loans has not yet been transferred to the Company’s loan servicing platform.

(2)

Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to mortgage loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of mortgage loans included in the Company’s mortgage loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2019	2018
	(in thousands)
California	$54,790,956	$51,377,441
Florida	25,043,416	22,650,926
Texas	24,957,664	23,648,042
Virginia	19,845,177	19,011,950
Maryland	14,748,291	13,774,011
All other states	185,309,809	168,831,502
	$324,695,313	$299,293,872

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

Fair Value Accounting Elections

The Company identified all of its MSRs, its mortgage servicing liabilities (“MSLs”) and all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$149,372	$—	$—	$149,372
Mortgage loans held for sale at fair value	—	2,213,396	455,533	2,668,929
Derivative assets:
Interest rate lock commitments	—	—	68,248	68,248
Repurchase agreement derivatives	—	—	24,632	24,632
Forward purchase contracts	—	61,932	—	61,932
Forward sales contracts	—	1,215	—	1,215
MBS put options	—	6,287	—	6,287
MBS call options	—	6,251	—	6,251
Put options on interest rate futures purchase contracts	2,639	—	—	2,639
Call options on interest rate futures purchase contracts	14,078	—	—	14,078
Total derivative assets before netting	16,717	75,685	92,880	185,282
Netting	—	—	—	(64,129)
Total derivative assets	16,717	75,685	92,880	121,153
Investment in PennyMac Mortgage Investment Trust	1,553	—	—	1,553
Mortgage servicing rights at fair value	—	—	2,905,090	2,905,090
	$167,642	$2,289,081	$3,453,503	$5,846,097
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$205,081	$205,081
Derivative liabilities:
Interest rate lock commitments	—	—	2,183	2,183
Forward purchase contracts	—	3,170	—	3,170
Forward sales contracts	—	25,962	—	25,962
Total derivative liabilities before netting	—	29,132	2,183	31,315
Netting	—	—	—	(13,477)
Total derivative liabilities	—	29,132	2,183	17,838
Mortgage servicing liabilities at fair value	—	—	7,844	7,844
	$—	$29,132	$215,108	$230,763

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$117,824	$—	$—	$117,824
Mortgage loans held for sale at fair value	—	2,261,639	260,008	2,521,647
Derivative assets:
Interest rate lock commitments	—	—	50,507	50,507
Repurchase agreement derivatives	—	—	26,770	26,770
Forward purchase contracts	—	35,916	—	35,916
Forward sales contracts	—	437	—	437
MBS put options	—	720	—	720
MBS call options	—	2,135	—	2,135
Put options on interest rate futures purchase contracts	866	—	—	866
Call options on interest rate futures purchase contracts	5,965	—	—	5,965
Total derivative assets before netting	6,831	39,208	77,277	123,316
Netting	—	—	—	(26,969)
Total derivative assets	6,831	39,208	77,277	96,347
Investment in PennyMac Mortgage Investment Trust	1,397	—	—	1,397
Mortgage servicing rights at fair value	—	—	2,820,612	2,820,612
	$126,052	$2,300,847	$3,157,897	$5,557,827
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$216,110	$216,110
Derivative liabilities:
Interest rate lock commitments	—	—	1,169	1,169
Forward purchase contracts	—	215	—	215
Forward sales contracts	—	26,762	—	26,762
Total derivative liabilities before netting	—	26,977	1,169	28,146
Netting	—	—	—	(25,082)
Total derivative liabilities	—	26,977	1,169	3,064
Mortgage servicing liabilities at fair value	—	—	8,681	8,681
	$—	$26,977	$225,960	$227,855

As shown above, all or a portion of the Company’s mortgage loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are rollforwards of these items for each of the quarters ended March 31, 2019 and 2018:

	Quarter ended March 31, 2019
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	784,262	56,983	9,855	227,772	1,078,872
Sales and repayments	(176,302)	—	(11,436)	—	(187,738)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	115,751	115,751
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,091)	—	—	—	(6,091)
Other factors	—	59,978	(557)	(259,045)	(199,624)
	(6,091)	59,978	(557)	(259,045)	(205,715)
Transfers from Level 3 to Level 2	(405,163)	—	—	—	(405,163)
Transfers to real estate acquired in settlement of loans	(1,181)	—	—	—	(1,181)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(100,234)	—	—	(100,234)
Balance, March 31, 2019	$455,533	$66,065	$24,632	$2,905,090	$3,451,320
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2019	$(3,540)	$66,065	$—	$(259,045)	$(196,520)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2019
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	508	—	508
Accrual of interest	3,066	—	3,066
Repayments	(10,552)	—	(10,552)
Mortgage servicing liabilities resulting from mortgage loan sales	—	794	794
Changes in fair value included in income	(4,051)	(1,631)	(5,682)
Balance, March 31, 2019	$205,081	$7,844	$212,925
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2019	$(4,051)	$(1,631)	$(5,682)

	Quarter ended March 31, 2018
	Mortgage	Net interest	Repurchase	Mortgage
	loans held	rate lock	agreement	servicing
	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426	1,482,426
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	647,269	65,598	10,751	27,606	751,224
Sales and repayments	(604,094)	—	(7)	—	(604,101)
Mortgage servicing rights resulting from mortgage loan sales	—	—	—	143,910	143,910
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(8,755)	—	—	—	(8,755)
Other factors	—	(44,913)	(426)	62,537	17,198
	(8,755)	(44,913)	(426)	62,537	8,443
Transfers from Level 3 to Level 2	(356,232)	—	—	—	(356,232)
Transfers of interest rate lock commitments to mortgage loans held for sale	—	(28,061)	—	—	(28,061)
Balance, March 31, 2018	$460,399	$50,896	$20,974	$2,354,489	$2,886,758
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2018	$(7,598)	$50,896	$(77)	$62,537	$105,758

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2018
	Excess
	servicing	Mortgage
	spread	servicing
	financing	liabilities	Total
	(in thousands)
Liabilities:
Balance December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	904	—	904
Accrual of interest	3,934	—	3,934
Repayments	(12,291)	—	(12,291)
Mortgage servicing liabilities resulting from mortgage loan sales	—	2,037	2,037
Changes in fair value included in income	6,921	(4,094)	2,827
Balance, March 31, 2018	$236,002	$12,063	$248,065
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2018	$6,921	$(4,094)	$2,827

The information used in the preceding roll forwards represents activity for any assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the quarters presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase or funding of the respective mortgage loans and from the return to salability in the active secondary market of certain mortgage loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2019			2018
	Net	Net gains on		Net	Net gains on
	mortgage	mortgage		mortgage	mortgage
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Mortgage loans held for sale	$—	$101,995	$101,995	$—	$(6,118)	$(6,118)
Mortgage servicing rights	(259,045)	—	(259,045)	62,537	—	62,537
	$(259,045)	$101,995	$(157,050)	$62,537	$(6,118)	$56,419
Liabilities:
Excess servicing spread financing at fair value payable to PennyMac Mortgage Investment Trust	$4,051	$—	$4,051	$(6,921)	$—	$(6,921)
Mortgage servicing liabilities	1,631	—	1,631	4,094	—	4,094
	$5,682	$—	$5,682	$(2,827)	$—	$(2,827)

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	March 31, 2019			December 31, 2018
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Mortgage loans held for sale:
Current through 89 days delinquent	$2,357,344	$2,252,816	$104,528	$2,324,203	$2,220,371	$103,832
90 days or more delinquent:
Not in foreclosure	235,957	240,728	(4,771)	143,631	144,011	(380)
In foreclosure	75,628	79,577	(3,949)	53,813	56,254	(2,441)
	$2,668,929	$2,573,121	$95,808	$2,521,647	$2,420,636	$101,011

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets and liabilities that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2019	$—	$—	$719	$719
December 31, 2018	$—	$—	$2,150	$2,150

The following table summarizes the total gains on assets measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Real estate acquired in settlement of loans	$21	$27

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable and Obligations under capital lease are carried at amortized cost.

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate these their fair values. The Company has concluded that the fair values of these assets and liabilities other than the Term Notes approximate their carrying values due to their short terms and/or variable interest rates. The fair value of the Term Notes at March 31, 2019 was $1.3 billion and was based on non-affiliate broker indications of value. The fair value of Term Notes at December 31, 2018 was $1.3 billion, and was estimated using a discounted cash flow approach using indications of market pricing spreads provided by non-affiliated brokers to develop an appropriate discount rate.

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

The Company has assigned responsibility for developing the fair values of IRLCs to its Capital Markets Risk Management staff. The fair values developed by the Capital Markets Risk Management staff are reviewed by the Company’s Capital Markets Operations group.

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

Certain of the Company’s mortgage loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Mortgage loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured mortgage loans purchased by the Company from Ginnie Mae guaranteed pools in its mortgage loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured mortgage loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased mortgage loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed pool. Such eligibility occurs when when the repurchased mortgage loans become current either through the borrower’s reperformance or through completion of a modification of the mortgage loan’s terms.

•

Certain of the Company’s mortgage loans held for sale that are non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a mortgage loan with an identified defect.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of mortgage loans held for sale:

Key inputs (1)	March 31, 2019	December 31, 2018
Discount rate:
Range	3.1% – 9.2%	2.8% – 9.2%
Weighted average	3.1%	2.9%
Twelve-month projected housing price index change:
Range	3.0% – 4.8%	2.2% – 5.0%
Weighted average	3.3%	3.5%
Voluntary prepayment / resale speed (2):
Range	0.1% – 24.3%	0.1% – 21.8%
Weighted average	22.0%	20.1%
Total prepayment speed (3):
Range	0.1% – 42.0%	0.1% – 40.5%
Weighted average	39.2%	37.7%

(1)	Weighted average inputs are based on the fair value of mortgage loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective mortgage loan’s delinquency status and performance history at quarter end from the later of the beginning of the quarter or acquisition date. Changes in fair value of mortgage loans held for sale are included in Net gains on mortgage loans held for sale at fair value in the Company’s consolidated statements of income.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component, which decreases in fair value.

Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value and may be allocated to Net mortgage loan servicing fees – Change in fair value of mortgage servicing rights and mortgage servicing liabilities as an economic hedge of the fair value of MSRs in the consolidated statements of income when IRLCs are included as a component of the Company’s MSR hedging strategy.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs (1)	March 31, 2019	December 31, 2018
Pull-through rate:
Range	12.2% – 100%	16.6% – 100%
Weighted average	82.8%	84.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.1 – 5.7	1.5 – 5.5
Weighted average	3.8	3.8
Percentage of unpaid principal balance:
Range	0.3% – 2.7%	0.4% – 3.2%
Weighted average	1.5%	1.5%

(1)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of exchange-traded hedging derivative financial instruments are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, or Net mortgage loan servicing fees – Change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for accounting purposes from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of these derivative assets are the discount rate and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 97% at March 31, 2019 and December 31, 2018.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2019	2018
	(Amount recognized and unpaid principal balance of underlying mortgage loans in thousands)
MSR and pool characteristics:
Amount recognized	$115,751	$143,910
Unpaid principal balance of underlying mortgage loans	$8,145,850	$10,162,316
Weighted average servicing fee rate (in basis points)	39	35
Key inputs (1):
Pricing spread (2)
Range	5.8% – 15.6%	7.4% – 14.1%
Weighted average	8.9%	10.3%
Annual total prepayment speed (3)
Range	5.8% – 73.0%	3.9% – 49.0%
Weighted average	15.3%	8.9%
Life (in years)
Range	0.8 – 10.2	1.1 – 11.6
Weighted average	5.8	8.2
Per-loan annual cost of servicing
Range	$78 – $100	$78 – $98
Weighted average	$95	$89

(1)	Weighted average inputs are based on the UPB of the underlying mortgage loans.

(2)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation and assessment for the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2019	December 31, 2018
	(Carrying value, unpaid principal balance of underlying
	mortgage loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$2,905,090	$2,820,612
Unpaid principal balance of underlying mortgage loans	$219,834,361	$201,054,144
Weighted average note interest rate	4.0%	4.0%
Weighted average servicing fee rate (in basis points)	33	33
Key inputs (1):
Pricing spread (2):
Range	6.0% – 15.8%	5.8% – 16.1%
Weighted average	8.7%	8.7%
Effect on fair value of:
5% adverse change	($45,330)	($45,268)
10% adverse change	($89,217)	($89,073)
20% adverse change	($172,915)	($172,556)
Prepayment speed (3):
Range	9.0% – 33.5%	8.4% – 32.6%
Weighted average	11.4%	9.9%
Average life (in years):
Range	1.5 – 7.6	1.5 – 7.9
Weighted average	6.6	7.2
Effect on fair value of:
5% adverse change	($54,920)	($47,687)
10% adverse change	($107,628)	($93,626)
20% adverse change	($206,907)	($180,623)
Annual per-loan cost of servicing:
Range	$78 – $100	$78 – $99
Weighted average	$97	$93
Effect on fair value of:
5% adverse change	($24,494)	($22,944)
10% adverse change	($49,004)	($45,888)
20% adverse change	($98,024)	($91,775)

(1)	Weighted average inputs are based on the UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS financing:

	March 31,	December 31,
	2019	2018
Carrying value (in thousands)	$205,081	$216,110
ESS and pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$22,664,211	$23,196,033
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	3.0% – 3.3%	2.8% – 3.2%
Weighted average	3.2%	3.1%
Annualized prepayment speed (3):
Range	8.5% – 29.9%	8.2% – 29.5%
Weighted average	10.4%	9.7%
Average life (in years):
Range	1.5 – 7.4	1.6 – 7.6
Weighted average	6.5	6.8

(1)	Weighted average inputs are based on the UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Prepayment speed is measured using Life Total CPR.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread (discount rate), the prepayment rates of the underlying mortgage loans, and the per-loan annual cost to service the respective mortgage loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2019	2018
MSL and pool characteristics:
Carrying value (in thousands)	$7,844	$8,681
Unpaid principal balance of underlying mortgage loans (in thousands)	$1,000,403	$1,160,938
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.4%	7.3%
Prepayment speed (2)	32.6%	32.2%
Average life (in years)	3.6	3.8
Annual per-loan cost of servicing	$364	$373

(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Mortgage Loans Held for Sale at Fair Value

Mortgage loans held for sale at fair value include the following:

	March 31,	December 31,
	2019	2018
	(in thousands)
Government-insured or guaranteed	$2,083,470	$2,116,126
Conventional conforming	129,926	145,513
Home equity lines of credit	86	—
Purchased from Ginnie Mae pools serviced by the Company	446,290	250,585
Repurchased pursuant to representations and warranties	9,157	9,423
	$2,668,929	$2,521,647
Fair value of mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$2,065,151	$1,923,857
Mortgage loan participation purchase and sale agreements	574,518	555,001
	$2,639,669	$2,478,858

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

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	3,821,942	$68,248	$2,183	2,805,400	$50,507	$1,169
Repurchase agreement derivatives		24,632	—		26,770	—
Used for hedging purposes:
Forward purchase contracts	9,313,389	61,932	3,170	6,657,026	35,916	215
Forward sales contracts	7,583,005	1,215	25,962	6,890,046	437	26,762
MBS put options	9,425,000	6,287	—	4,635,000	720	—
MBS call options	3,350,000	6,251	—	1,450,000	2,135	—
Put options on interest rate futures purchase contracts	3,350,000	2,639	—	3,085,000	866	—
Call options on interest rate futures purchase contracts	2,250,000	14,078	—	1,512,500	5,965	—
Treasury futures purchase contracts	1,810,000	—	—	835,000	—	—
Treasury futures sale contracts	1,075,000	—	—	1,450,000	—	—
Interest rate swap futures purchase contracts	1,025,000	—	—	625,000	—	—
Total derivatives before netting		185,282	31,315		123,316	28,146
Netting		(64,129)	(13,477)		(26,969)	(25,082)
		$121,153	$17,838		$96,347	$3,064
Deposits placed with derivative counterparties		$50,652			$1,887

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended March 31, 2019
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	6,657,026	52,621,845	(49,965,482)	9,313,389
Forward sale contracts	6,890,046	59,673,487	(58,980,528)	7,583,005
MBS put options	4,635,000	19,160,000	(14,370,000)	9,425,000
MBS call options	1,450,000	4,500,000	(2,600,000)	3,350,000
Put options on interest rate futures purchase contracts	3,085,000	6,675,000	(6,410,000)	3,350,000
Call options on interest rate futures purchase contracts	1,512,500	4,462,800	(3,725,300)	2,250,000
Put options on interest rate futures sale contracts	—	10,135,300	(10,135,300)	—
Treasury futures purchase contracts	835,000	4,111,200	(3,136,200)	1,810,000
Treasury futures sale contracts	1,450,000	2,761,200	(3,136,200)	1,075,000
Interest rate swap futures purchase contracts	625,000	400,000	—	1,025,000

	Quarter ended March 31, 2018
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	4,920,883	45,330,785	(43,707,885)	6,543,783
Forward sale contracts	5,204,796	56,355,552	(54,636,002)	6,924,346
MBS put options	4,925,000	4,500,000	(5,675,000)	3,750,000
MBS call options	—	5,675,000	(5,675,000)	—
Put options on interest rate futures purchase contracts	2,125,000	5,525,000	(4,850,000)	2,800,000
Call options on interest rate futures purchase contracts	100,000	375,000	(250,000)	225,000
Put options on interest rate futures sale contracts	—	4,850,000	(4,850,000)	—
Call options on interest rate futures sale contracts	—	250,000	(250,000)	—
Treasury futures purchase contracts	100,000	1,904,900	(1,494,900)	510,000
Treasury futures sale contracts	—	3,406,200	(2,156,200)	1,250,000
Interest rate swap futures purchase contracts	1,400,000	465,000	(1,400,000)	465,000
Interest rate swap futures sale contracts	—	1,400,000	(1,400,000)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	March 31, 2019			December 31, 2018
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$68,248	$—	$68,248	$50,507	$—	$50,507
Repurchase agreement derivatives	24,632	—	24,632	26,770	—	26,770
	92,880	—	92,880	77,277	—	77,277
Derivatives subject to master netting arrangements:
Forward purchase contracts	61,932	—	61,932	35,916	—	35,916
Forward sale contracts	1,215	—	1,215	437	—	437
MBS put options	6,287	—	6,287	720	—	720
MBS call options	6,251	—	6,251	2,135	—	2,135
Put options on interest rate futures purchase contracts	2,639	—	2,639	866	—	866
Call options on interest rate futures purchase contracts	14,078	—	14,078	5,965	—	5,965
Netting		(64,129)	(64,129)	—	(26,969)	(26,969)
	92,402	(64,129)	28,273	46,039	(26,969)	19,070
	$185,282	$(64,129)	$121,153	$123,316	$(26,969)	$96,347

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2019				December 31, 2018
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$68,248	$—	$—	$68,248	$50,507	$—	$—	$50,507
Deutsche Bank	24,632	—	—	24,632	26,770	—	—	26,770
RJ O'Brien	16,717	—	—	16,717	6,831	—	—	6,831
Bank of America, N.A.	4,052	—	—	4,052	2,781	—	—	2,781
JPMorgan Chase Bank, N.A.	3,494	—	—	3,494	1,399	—	—	1,399
Wells Fargo Bank, N.A.	2,275	—	—	2,275	3,707	—	—	3,707
Goldman Sachs	1,286	—	—	1,286	—	—	—	—
Citibank, N.A.	—	—	—	—	2,488	—	—	2,488
Others	449	—	—	449	1,864	—	—	1,864
	$121,153	$—	$—	$121,153	$96,347	$—	$—	$96,347

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2019			December 31, 2018
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,183	$—	$2,183	$1,169	$—	$1,169
Derivatives subject to a master netting arrangement:
Forward purchase contracts	3,170	—	3,170	215	—	215
Forward sale contracts	25,962	—	25,962	26,762	—	26,762
Netting	—	(13,477)	(13,477)	—	(25,082)	(25,082)
	29,132	(13,477)	15,655	26,977	(25,082)	1,895
Total derivatives	31,315	(13,477)	17,838	28,146	(25,082)	3,064
Assets sold under agreements to repurchase:
Amount outstanding	2,152,588	—	2,152,588	1,935,200	—	1,935,200
Unamortized debt issuance premiums and costs, net	(650)	—	(650)	(1,341)	—	(1,341)
	2,151,938	—	2,151,938	1,933,859	—	1,933,859
	$2,183,253	$(13,477)	$2,169,776	$1,962,005	$(25,082)	$1,936,923

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

	March 31, 2019				December 31, 2018
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$2,183	$—	$—	$2,183	$1,169	$—	$—	$1,169
Credit Suisse First Boston Mortgage Capital LLC	848,914	(845,622)	—	3,292	691,030	(690,766)	—	264
Deutsche Bank	692,010	(692,010)	—	—	741,978	(741,978)	—	—
BNP Paribas	199,395	(199,395)	—	—	149,675	(149,482)	—	193
Bank of America, N.A.	170,859	(170,859)	—	—	170,820	(170,820)	—	—
Citibank, N.A.	83,533	(82,659)	—	874	14,960	(14,960)	—	—
Morgan Stanley Bank, N.A.	80,998	(71,069)	—	9,929	77,687	(77,687)	—	—
JPMorgan Chase Bank, N.A.	50,875	(50,875)	—	—	54,326	(54,326)	—	—
Royal Bank of Canada	40,099	(40,099)	—	—	35,181	(35,181)	—	—
Federal National Mortgage Association	764	—	—	764	—	—	—	—
Others	796	—	—	796	1,438	—	—	1,438
	$2,170,426	$(2,152,588)	$—	$17,838	$1,938,264	$(1,935,200)	$—	$3,064

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2019	2018
		(in thousands)
Interest rate lock commitments	Net gains on mortgage loans held for sale at fair value	$16,727	$(7,376)
Repurchase agreement derivatives	Interest expense	$(557)	$(426)
Hedged item:
Interest rate lock commitments and mortgage loans held for sale	Net gains on mortgage loans held for sale at fair value	$(34,668)	$87,747
Mortgage servicing rights	Net mortgage loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$134,557	$(103,593)

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of quarter	$2,820,612	$638,010
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	1,482,426
Balance after reclassification	2,820,612	2,120,436
Additions:
Purchases	227,772	27,606
Resulting from mortgage loan sales	115,751	143,910
	343,523	171,516
Change in fair value due to:
Changes in inputs used in valuation model (1)	(161,638)	130,449
Other changes in fair value (2)	(97,407)	(67,912)
Total change in fair value	(259,045)	62,537
Balance at end of quarter	$2,905,090	$2,354,489

	March 31,	December 31,
	2019	2018
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$2,675,704	$2,807,333

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of quarter	$8,681	$14,120
Mortgage servicing liabilities resulting from mortgage loan sales	794	2,037
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	3,301	2,643
Other changes in fair value (2)	(4,932)	(6,737)
Total change in fair value	(1,631)	(4,094)
Balance at end of quarter	$7,844	$12,063

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Mortgage loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net mortgage loan servicing fees—Mortgage loan servicing fees—Ancillary and other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Contractual servicing fees	$166,790	$135,483
Ancillary and other fees:
Late charges	9,812	7,459
Other	1,661	1,562
	$178,263	$144,504

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years, some of which include options to extend for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

Quarter ended March 31, 2019
(dollars in thousands)
Lease expense:
Operating leases	$3,229
Short-term leases	217
Sublease income	(32)
Net lease expense included in Occupancy and equipment	$3,414

Other information:
Cash payments for operating leases	$3,846
Operating lease right-of-use assets recognized upon the adoption of ASU 2016-02	$58,598
Weighted averages:
Remaining lease term (in years)	6.3
Discount rate	4.6%

The maturities of the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2020	$15,683
2021	14,993
2022	13,397
2023	11,941
2024	10,343
Thereafter	21,999
Total lease payments	88,356
Less imputed interest	(11,983)
Total	$76,373

As of March 31, 2019, the Company has one operating lease that has not yet commenced with an undiscounted minimum payment commitment totaling $1.5 million. The lease is expected to commence in May 2020.

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2019.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,437,957	$1,643,443
Weighted average interest rate (1)	4.47%	3.59%
Total interest expense (2)	$8,635	$6,732
Maximum daily amount outstanding	$2,152,588	$2,380,121

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,152,588	$1,935,200
Unamortized debt issuance premiums and costs, net	(650)	(1,341)
	$2,151,938	$1,933,859
Weighted average interest rate	4.35%	4.22%
Available borrowing capacity (3):
Committed	$625,413	$695,767
Uncommitted	2,206,999	2,354,033
	$2,832,412	$3,049,800
Fair value of assets securing repurchase agreements:
Mortgage loans held for sale	$2,065,151	$1,923,857
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$125,929	$131,025
Servicing advances (4)	$147,435	$162,895
Mortgage servicing rights (4)	$2,574,228	$2,807,333
Margin deposits placed with counterparties (5)	$3,750	$3,750

(1)	Excludes the effect of amortization of net premiums totaling $7.4 million and $8.0 million for the quarters ended March 31, 2019 and 2018, respectively.
(2)

In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarters ended March 31, 2019 and 2018, the Company included $9.3 million and $10.2 million, respectively, of such incentives as reductions in Interest expense. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019.

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

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2019	Balance
(dollars in thousands)
Within 30 days	$518,972
Over 30 to 90 days	1,334,389
Over 90 to 180 days	44,227
Over one to two years	255,000
Total assets sold under agreements to repurchase	$2,152,588
Weighted average maturity (in months)	2.5

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2019:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$1,165,339	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$26,541	April 16, 2019	April 26, 2019
Deutsche Bank AG	$90,911	June 16, 2019	August 21, 2019
BNP Paribas	$16,691	June 19, 2019	August 2, 2019
Bank of America, N.A.	$14,405	May 4, 2019	October 28, 2019
Morgan Stanley Bank, N.A.	$5,237	June 15, 2019	August 23, 2019
Citibank, N.A.	$4,828	June 7, 2019	June 7, 2019
JP Morgan Chase Bank, N.A.	$4,360	May 31, 2019	October 11, 2019
Royal Bank of Canada	$2,631	June 28, 2019	June 28, 2019

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Average balance	$236,667	$215,614
Weighted average interest rate (1)	3.68%	2.89%
Total interest expense	$2,311	$1,727
Maximum daily amount outstanding	$548,038	$527,706

(1)	Excludes the effect of amortization of facility fees totaling $135,000 and $171,000 for the quarters ended March 31, 2019 and 2018, respectively.

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$548,038	$532,466
Unamortized debt issuance costs	(159)	(215)
	$547,879	$532,251
Weighted average interest rate	3.75%	3.77%
Fair value of mortgage loans pledged to secure mortgage loan participation purchase and sale agreements	$574,518	$555,001

Notes Payable

Term Notes

On February 28, 2018, the Company, through the Issuer Trust, issued an aggregate principal amount of $650 million in Term Notes (the “2018-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-GT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.85% per annum. The 2018-GT1 Notes will mature on February 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2025 (unless earlier redeemed in accordance with their terms). Concurrent with issuance of the 2018-GT1 Notes, the Company also redeemed certain notes previously issued by the Issuer Trust. As a result, the Company recognized unamortized debt issuance costs of $3.4 million in Interest Expense during the quarter ended March 31, 2018.

On August 10, 2018, the Company, through the Issuer Trust, issued an aggregate principal amount of $650 million in Term Notes (the “2018-GT2 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2018-GT2 Notes bear interest at a rate equal to one-month LIBOR plus 2.65% per annum. The 2018-GT2 Notes will mature on August 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, August 25, 2025 (unless earlier redeemed in accordance with their terms). Concurrent with the issuance of the 2018-GT2 Notes, the Company also redeemed certain notes previously issued by the Issuer Trust. As a result, the Company recognized unamortized debt issuance costs of $4.6 million in Interest Expense during the quarter ended September 31, 2018.

All of the Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

Corporate Revolving Line of Credit

On November 1, 2018, the Company, through its subsidiary, PennyMac (the “Borrower”), entered into amendments (the "Amendments") to that certain (i) amended and restated credit agreement, dated as of November 18, 2016, by and among the Borrower, the lenders that are parties thereto and Credit Suisse AG, as administrative agent and collateral agent, and Credit Suisse Securities (USA) LLC, as sole bookrunner and sole lead arranger (the “Credit Agreement”); and (ii) amended and restated collateral and guaranty agreement, dated as of November 18, 2016, by and among the Borrower, as grantor, Credit Suisse AG, Cayman Islands Branch (“CS Cayman”), as collateral agent, and PNMAC Holdings, Inc. (formerly known as PennyMac Financial Services, Inc.)  and certain of its subsidiaries, PCM, PLS and PNMAC Opportunity Fund Associates, LLC (“Associates”), as guarantors and grantors (“the “Guaranty”).

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

The primary purposes of the Amendments were to (i) extend the maturity date of the Credit Agreement to October 31, 2019; (ii) name the Company as an additional guarantor under the Credit Agreement; and (iii) release Associates from its obligations as a guarantor under the Credit Agreement. Accordingly, the obligations of the Borrower under the Credit Agreement are now guaranteed by PFSI, PNMAC Holdings, Inc., PCM and PLS, and secured by a grant by each of the referenced grantors of its respective right, title and interest in and to limited and otherwise unencumbered (other than specified permitted encumbrances) specified contract rights, specified deposit accounts, all documents and instruments related to such specified contract rights and specified deposit accounts, and any and all proceeds and products thereof.  All other terms and conditions of the Credit Agreement and Guaranty remain the same in all material respects.

MSR Note Payable

On February 1, 2018, the Company issued a note payable in favor of CS Cayman that is secured by Fannie Mae and Freddie Mac MSRs.  Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on February 1, 2020. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the quarters ended March 31, 2019 or 2018.

Notes payable are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Average balance	$1,300,000	$979,868
Weighted average interest rate (1)	5.25%	5.63%
Total interest expense	$17,995	$18,222
Maximum daily amount outstanding	$1,300,000	$1,150,000

(1)

Excluding the effect of amortization of debt issuance costs totaling $0.7 million and $4.2 million for the quarters ended March 31, 2019 and 2018, respectively. Also excludes the effect of non-utilization fees of $196,000 and $192,000 for the quarters ended March 31, 2019 and 2018, respectively.

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(7,264)	(7,709)
	$1,292,736	$1,292,291
Weighted average interest rate	5.24%	5.07%
Unused amount	$150,000	$150,000
Assets pledged to secure notes payable:
Cash	$93,372	$108,174
Servicing advances (1)	$147,435	$162,895
Mortgage servicing rights (1)	$2,675,704	$2,807,333

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

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands)
Average balance	$5,848	$18,703
Weighted average interest rate	4.50%	3.64%
Total interest expense	$66	$170
Maximum daily amount outstanding	$6,605	$20,971

	March 31,	December 31,
	2019	2018
	(dollars in thousands)
Unpaid principal balance	$5,091	$6,605
Weighted average interest rate	4.48%	4.46%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$15,254	$16,281
Capitalized software	$940	$1,017

Excess Servicing Spread Financing at Fair Value

In conjunction with its purchase from non-affiliates of certain MSRs on pools of Agency-backed residential mortgage loans, the Company has entered into sale and assignment agreements with PMT. Under these agreements, the Company sold to PMT the right to receive ESS cash flows relating to certain MSRs. The Company retained a fixed base servicing fee and all ancillary income associated with servicing the loans. The Company continues to be the servicer of the mortgage loans and retains all servicing obligations, including responsibility to make servicing advances.

Following is a summary of ESS:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of quarter	$216,110	$236,534
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	508	904
Accrual of interest	3,066	3,934
Repayment	(10,552)	(12,291)
Change in fair value	(4,051)	6,921
Balance at end of quarter	$205,081	$236,002

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Balance at beginning of quarter	$21,155	$20,053
Provision for losses on mortgage loans sold:
Resulting from sales of mortgage loans	1,067	1,492
Reduction in liability due to change in estimate	(4,210)	(1,113)
Incurred losses, net	(30)	(3)
Balance at end of quarter	$17,982	$20,429
Unpaid principal balance of mortgage loans subject to representations and warranties at end of quarter	$133,698,782	$127,056,220

Note 13—Income Taxes

The Company’s effective income tax rates were 23.5% and 8.3% for the quarters ended March 31, 2019 and 2018, respectively. Beginning November 1, 2018, the Company’s income subject to income tax includes the portion of its income formerly attributed to the noncontrolling interest, which prior to the Reorganization was not subject to income tax at the Company level. As a result, the Company reported a higher effective tax rate for the quarter ended March 31, 2019 than for the quarter ended March 31, 2018.

Note 14—Commitments and Contingencies

Litigation

The Company is a party to legal proceedings and potential claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of such proceedings and exposure will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

Regulatory Matters

The Company and/or its subsidiaries are subject to various state and federal regulations related to its loan production and servicing operations by the various states it operates in as well as federal agencies such as the Consumer Financial Protection Bureau, HUD, and the FHA and is subject to the requirements of the Agencies to which it sells loans and for which it performs loan servicing activities. As a result, the Company may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by such various federal, state and local regulatory bodies.

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund mortgage loans totaled $3.8 billion as of March 31, 2019.

Note 15—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. The Company has repurchased and cancelled $13.9 million of shares of common stock under the stock repurchase program from its inception through March 31, 2019.

Note 16—Noncontrolling Interest

As a result of the Reorganization, noncontrolling interest unitholders contributed their Class A units of PNMAC in exchange for shares of the Company’s common stock without any cash consideration on a one-for-one basis. Consequently, the noncontrolling interest was reclassified to the Company’s paid-in capital accounts, net of deferred income taxes attributable to the noncontrolling interests.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

Quarter ended
March 31, 2018
(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$16,619
Increase in the Company's paid-in capital accounts for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$14,859
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders and issued as equity compensation	748

Note 17—Net Gains on Mortgage Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(41,242)	$(181,801)
Hedging activities	(8,927)	104,396
	(50,169)	(77,405)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	114,957	141,873
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,067)	(1,492)
Reduction in liability due to change in estimate	4,210	1,113
Change in fair value relating to mortgage loans and derivatives held at quarter end:
Interest rate lock commitments	16,727	(7,376)
Mortgage loans	(164)	18,964
Hedging derivatives	(25,741)	(16,649)
	58,753	59,028
From PennyMac Mortgage Investment Trust	26,023	12,386
	$84,776	$71,414

Note 18—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$1,933	$608
Mortgage loans held for sale at fair value	31,343	26,607
Placement fees relating to custodial funds	23,261	13,424
	56,537	40,639
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,796	1,976
	58,333	42,615

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	8,635	6,732
Mortgage loan participation purchase and sale agreements	2,311	1,727
Notes payable	17,995	18,222
Obligations under capital lease	66	170
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,311	4,830
Interest on mortgage loan impound deposits	1,159	1,130
	34,477	32,811
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	3,066	3,934
	37,543	36,745
	$20,790	$5,870

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarters ended March 31, 2019 and 2018, the Company included $9.3 million and $10.2 million, respectively, of such incentives as reductions in Interest expense. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. The Company expects that it will cease to accrue the financing incentives under the repurchase agreement in the second quarter of 2019.

Note 19—Stock-based Compensation

As of March 31, 2019, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Grants:
Units:
Performance-based RSUs	665	524
Stock options	344	674
Time-based RSUs	330	316
Grant date fair value:
Performance-based RSUs	$15,253	$12,791
Stock options	2,965	6,147
Time-based RSUs	7,545	7,703
Total	$25,763	$26,641
Vestings and exercises:
Performance-based RSUs vested	648	—
Stock options exercised	89	196
Time-based RSUs vested	291	234
Compensation expense	$4,531	$6,171

Note 20—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined using net income attributable to the Company’s common stockholders divided by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share of common stock is determined by dividing net income attributable to the Company’s common stockholders by the weighted average number of shares of common stock outstanding, assuming all dilutive shares of common stock were issued.

Potentially dilutive shares of common stock include non-vested stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding based on the outstanding stock-based compensation awards. As a result of the Reorganization, all Class A units of PNMAC converted into shares of the Company’s common stock on a one-for-one basis.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$46,135	$16,619
Weighted average shares of common stock outstanding	77,653	23,832
Basic earnings per share of common stock	$0.59	$0.70

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$46,135	$16,619
Net income attributable to dilutive stock-based compensation units	—	1,400
Net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	—	35,449
Net income attributable to common stockholders for diluted earnings per share	$46,135	$53,468
Weighted average shares of common stock outstanding applicable to basic earnings per share	77,653	23,832
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	1,633	2,947
PennyMac Class A units exchangeable to Class A common stock	—	52,682
Weighted average shares of common stock applicable to diluted earnings per share	79,286	79,461
Diluted earnings per share of common stock	$0.58	$0.67

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the anti-dilutive weighted-average number of outstanding performance-based restricted share units (“RSUs”), time-based RSUs, and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2019	2018
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	1,279	134
Time-based RSUs	61	—
Stock options (2)	706	172
Total anti-dilutive stock-based compensation	2,046	306
Weighted average exercise price of anti-dilutive stock options (2)	$24.26	$24.40

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the quarter.

Note 21—Supplemental Cash Flow Information

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash paid for interest	$33,952	$40,227
Cash paid for income taxes, net	$66	$2
Non-cash investing activity:
Mortgage servicing rights resulting from mortgage loan sales	$115,751	$143,910
Mortgage servicing liabilities resulting from mortgage loan sales	$794	$2,037
Unsettled portion of MSR acquisitions	$16,291	$62
Operating right-of-use assets recognized upon the adoption of ASU 2016-02	$58,598	$—
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$508	$904
Issuance of common stock and Class A common stock in settlement of director fees	$86	$79

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2019		December 31, 2018
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,833,819	$561,020	$1,788,430	$514,089
Ginnie Mae – PLS	$1,543,756	$819,028	$1,535,826	$733,342
Ginnie Mae – PennyMac	$1,802,129	$900,931	$1,786,430	$806,676
HUD – PLS	$1,543,756	$2,500	$1,535,826	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$287,089	$77,292	$271,802	$70,775
Ginnie Mae – PLS	$287,089	$208,693	$271,802	$189,592
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	20%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 23—Segments

The Company operates in three segments: production, servicing and investment management.

Two of the segments are in the mortgage banking business: production and servicing. The production segment performs mortgage loan origination, acquisition and sale activities. The servicing segment performs servicing of mortgage loans, execution and management of early buyout loan transactions and servicing of mortgage loans sourced and managed by the investment management segment for PMT, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions and managing the acquired assets and correspondent production activities for PMT.

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net mortgage loan servicing fees	$—	$80,571	$80,571	$—	$80,571
Net gains on mortgage loans held for sale at fair value	66,721	18,055	84,776	—	84,776
Mortgage loan origination fees	23,930	—	23,930	—	23,930
Fulfillment fees from PennyMac Mortgage Investment Trust	27,574	—	27,574	—	27,574
Net interest income (expense):
Interest income	14,369	43,964	58,333	—	58,333
Interest expense	3,915	33,621	37,536	7	37,543
	10,454	10,343	20,797	(7)	20,790
Management fees	—	—	—	7,248	7,248
Other	488	765	1,253	1,563	2,816
Total net revenue	129,167	109,734	238,901	8,804	247,705
Expenses	82,161	98,571	180,732	6,682	187,414
Income before provision for income taxes	$47,006	$11,163	$58,169	$2,122	$60,291
Segment assets at quarter end	$2,501,468	$5,299,813	$7,801,281	$17,719	$7,819,000

(1)	All revenues are from external customers.

	Quarter ended March 31, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net mortgage loan servicing fees	$—	$116,789	$116,789	$—	$116,789
Net gains on mortgage loans held for sale at fair value	36,198	35,216	71,414	—	71,414
Mortgage loan origination fees	24,563	—	24,563	—	24,563
Fulfillment fees from PennyMac Mortgage Investment Trust	11,944	—	11,944	—	11,944
Net interest income (expense):
Interest income	14,248	28,367	42,615	—	42,615
Interest expense	2,102	34,627	36,729	16	36,745
	12,146	(6,260)	5,886	(16)	5,870
Management fees	—	—	—	5,775	5,775
Carried Interest from Investment Funds	—	—	—	(180)	(180)
Other	316	395	711	1,315	2,026
Total net revenue	85,167	146,140	231,307	6,894	238,201
Expenses	67,997	91,265	159,262	5,943	165,205
Income before provision for income taxes	$17,170	$54,875	$72,045	$951	$72,996
Segment assets at quarter end (2)	$2,251,354	$4,630,946	$6,882,300	$11,877	$6,894,177

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist of $8.7 million of cash.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period, there have been no material events that would require recognition in our consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT. PCM previously managed PNMAC Mortgage Opportunity Fund, LLC, PNMAC Mortgage Opportunity Fund, LP, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our “Investment Funds” and, together with PMT, as our “Advised Entities.”  The Investment Funds were dissolved during 2018.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2019	2018
	(dollars in thousands, except per share amounts)
Revenues:
Net mortgage loan servicing fees	$80,571	$116,789
Net gains on mortgage loans held for sale at fair value	84,776	71,414
Mortgage loan origination fees	23,930	24,563
Fulfillment fees from PennyMac Mortgage Investment Trust	27,574	11,944
Net interest income	20,790	5,870
Management fees	7,248	5,775
Other	2,816	1,846
Total net revenue	247,705	238,201
Expenses	187,414	165,205
Provision for income taxes	14,156	6,070
Net income	$46,135	$66,926
Earnings per share
Basic	$0.59	$0.70
Diluted	$0.58	$0.67
Annualized return on average common stockholders' equity	11.0%	13.6%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$47,006	$17,170
Servicing	11,163	54,875
Total mortgage banking	58,169	72,045
Investment management	2,122	951
	$60,291	$72,996
During the quarter:
Interest rate lock commitments issued	$10,134,199	$10,857,635
Unpaid principal balance of mortgage loans fulfilled for PMT subject to fulfillment fees	$8,135,552	$4,225,631
At end of quarter:
Unpaid principal balance of mortgage loan servicing portfolio:
Owned:
Mortgage servicing rights	$219,834,361	$173,487,165
Mortgage servicing liabilities	1,000,403	1,766,722
Mortgage loans held for sale	2,573,121	2,512,546
	223,407,885	177,766,433
Subserviced for PMT	101,287,428	77,539,438
	$324,695,313	$255,305,871
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,727,589	$1,542,258
Investment Funds	—	2,668
	$1,727,589	$1,544,926
Book value per share	$21.72	$20.74

For the quarter ended March 31, 2019, net income decreased $20.8 million compared to the same period in 2018. The decrease was primarily due to a reduction in net mortgage loan servicing fees combined with increases in total expenses and an increase in the provision for income taxes resulting from the Reorganization. The decrease in net mortgage loan servicing fees was mainly due to lower interest rates that resulted in a fair value loss net of hedging results, compared to fair value gains during the same period in 2018. The increase in total expenses was mainly due to increases in origination expenses, servicing expenses and compensation expenses, reflecting the continuing growth of our mortgage banking activities. Following is a discussion of these changes.

Net Mortgage Loan Servicing Fees

Following is a summary of our net mortgage loan servicing fees:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Net mortgage loan servicing fees:
Mortgage loan servicing fees:
From non-affiliates	$166,790	$135,483
From PennyMac Mortgage Investment Trust	10,570	11,019
Ancillary and other fees	22,017	14,171
	199,377	160,673
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(118,806)	(43,884)
Net mortgage loan servicing fees	$80,571	$116,789
Average mortgage loan servicing portfolio	$308,212,285	$249,833,285

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Realization of cash flows	$(92,475)	$(61,176)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(164,939)	127,806
Change in fair value of excess servicing spread	4,051	(6,921)
Hedging results	134,557	(103,593)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(118,806)	$(43,884)
Quarterly average balances:
Mortgage servicing rights	$2,843,028	$2,265,744
Mortgage servicing liabilities	$8,188	$12,063
Excess servicing spread financing	$211,661	$238,320
At quarter end:
Mortgage servicing rights	$2,905,090	$2,354,489
Mortgage servicing liabilities	$7,844	$12,063
Excess servicing spread financing	$205,081	$236,002

Following is a summary of our mortgage loan servicing portfolio:

	March 31,	December 31,
	2019	2018
	(in thousands)
Mortgage loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$147,987,738	$144,296,544
Acquired	71,846,623	56,757,600
	219,834,361	201,054,144
Mortgage servicing liabilities	1,000,403	1,160,938
Mortgage loans held for sale	2,573,121	2,420,636
	223,407,885	204,635,718
Subserviced for PMT	100,939,297	94,276,938
Total prime servicing	324,347,182	298,912,656
Special servicing – Subserviced for PMT	348,131	381,216
Total mortgage loans serviced	$324,695,313	$299,293,872

Net mortgage loan servicing fees decreased $36.2 million during the quarter ended March 31, 2019 as compared to the same period in 2018. The decrease was due to an increase of $74.9 million in losses in fair value of MSRs and mortgage servicing liabilities (“MSLs”), net of hedging results, resulting from the effect of lower interest rates during the quarter ended March 31, 2019. The increased losses were partially offset by an increase of $38.7 million in mortgage loan servicing fees, resulting from an increase in our average servicing portfolio of 23% for the quarter ended March 31, 2019, as compared to the same period in 2018.

The lower interest rates that prevailed during the quarter ended March 31, 2019, as compared to the same period in 2018, resulted in a $26.3 million in fair value loss, net of hedging results, as compared to $17.3 million of gains during 2018. The market-based fair value losses were partially offset by a $7.4 million increase in mortgage loan servicing fees, net of increased realization of cash flows. This increase reflects the offsetting influences of growth in our MSR portfolio and increased rate of realization of cash flows caused by increased prepayment expectations.

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

During the quarter ended March 31, 2019, we recognized Net gains on mortgage loans held for sale at fair value totaling $84.8 million, an increase of $13.4 million compared to the same period in 2018. The increase was primarily due to an improvement in profit margins in our mortgage lending business.

Our net gains on mortgage loans held for sale are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(41,242)	$(181,801)
Hedging activities	(8,927)	104,396
	(50,169)	(77,405)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from mortgage loan sales	114,957	141,873
Provision for losses relating to representations and warranties:
Pursuant to mortgage loan sales	(1,067)	(1,492)
Reduction in liability due to change in estimate	4,210	1,113
Change in fair value of mortgage loans and derivative financial instruments outstanding at quarter end:
Interest rate lock commitments	16,727	(7,376)
Mortgage loans	(164)	18,964
Hedging derivatives	(25,741)	(16,649)
	58,753	59,028
From PennyMac Mortgage Investment Trust	26,023	12,386
	$84,776	$71,414
During the quarter:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$8,831,495	$9,755,438
Conventional mortgage loans	1,301,243	1,102,197
Home equity lines of credit	1,461	—
	$10,134,199	$10,857,635
At end of quarter:
Mortgage loans held for sale at fair value	$2,668,929	$2,584,236
Commitments to fund and purchase mortgage loans	$3,821,942	$4,275,126

Our gain on sale of mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represents the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent mortgage loans (“EBO loans”) we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representation and warranties we provide in our mortgage loan sale transactions. How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the financial statements included in this Quarterly Report.

Our agreements with the purchasers and insurers include representations and warranties related to the mortgage loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

We recorded provisions for losses under representations and warranties relating to current mortgage loan sales as a component of Net gains on mortgage loans held for sale at fair value totaling $1.1 million and $1.5 million for the quarters ended March 31, 2019 and 2018, respectively. We also recorded reductions in the liability of $4.2 million during the quarter ended March 31, 2019 compared to $1.1 million during the same period in 2018. The reductions in the liability resulted from previously sold mortgage loans meeting criteria established by the Agencies which exempt them from certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2019	2018
	(in thousands)
During the quarter:
Indemnification activity
Mortgage loans indemnified by PFSI at beginning of quarter	$8,899	$7,579
New indemnifications	682	2,632
Less indemnified mortgage loans sold, repaid or refinanced	117	210
Mortgage loans indemnified by PFSI at end of quarter	$9,464	$10,001
Repurchase activity
Total mortgage loans repurchased by PFSI	$4,064	$6,313
Less:
Mortgage loans repurchased by correspondent lenders	2,920	6,646
Mortgage loans repaid by borrowers or resold with defects resolved	907	116
Net mortgage loans repurchased (resold or repaid) with losses chargeable to liability for representations and warranties	$237	$(449)
Net losses charged to liability for representations and warranties	$30	$3

At end of quarter:
Unpaid principal balance of mortgage loans subject to representations and warranties	$133,698,782	$127,056,220
Liability for representations and warranties	$17,982	$20,429

During the quarter ended March 31, 2019, we repurchased mortgage loans totaling $4.1 million in UPB. We recorded net losses of $30,000 net of recoveries from correspondent sellers as a result of these repurchases during the quarter ended March 31, 2019. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases, as the loans sold continue to season, as economic conditions change and as investor and insurer loss mitigation strategies are adjusted, we expect that the level of repurchase activity may increase.

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

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of mortgage loans sold by us and subject to representation and warranty liability to date represents the maximum exposure to repurchases related to representations and warranties.

Mortgage loan origination fees

Mortgage loan origination fees decreased $633,000 during the quarter ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to a decrease in volume of mortgage loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of mortgage loans. The fulfillment fees are calculated as a percentage of the UPB of the mortgage loans we fulfill for PMT.

Following is a summary of our fulfillment fees:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Fulfillment fee revenue	$27,574	$11,944
Unpaid principal balance of mortgage loans fulfilled subject to fulfillment fees	$8,135,552	$4,225,631
Average fulfillment fee rate (in basis points)	34	28

Fulfillment fees increased $15.6 million during the quarter ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to a combination of an increase in PMT’s loan production volume and a decrease in discretionary reductions in the fulfillment fee rate during the quarter ended March 31, 2019, as compared to the same period in 2018.

Net Interest Income

Net interest income increased $14.9 million during the quarter ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to an increase in the placement fees we receive relating to custodial funds that we manage, reflecting the growth of our servicing portfolio, as well as an increase in net interest income on mortgage loans held for sale.

We entered into a master repurchase agreement in 2017 that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $9.3 million and $10.2 million of such incentives as reductions of Interest expense during the quarters ended March 31, 2019 and 2018, respectively. The master repurchase agreement expires on August 21, 2019, unless terminated earlier at the option of the lender. We expect that we will cease to accrue the incentives under the repurchase agreement in the second quarter of 2019. While there can be no assurance, we expect that the loss of such incentives will be partially offset by an improvement in pricing margins in our Net gains on mortgage loans held for sale at fair value.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management	$6,109	$5,696
Performance incentive	1,139	—
	7,248	5,696
Investment Funds	—	79
Total management fees	7,248	5,775
Carried Interest	—	(180)
Total management fees and Carried Interest	$7,248	$5,595
Net assets of Advised Entities at end of quarter:
PennyMac Mortgage Investment Trust	$1,727,589	$1,542,258
Investment Funds	—	2,668
	$1,727,589	$1,544,926

Management fees increased $1.5 million during the quarter ended March 31, 2019 compared to the same period in 2018, reflecting the combined effect of the performance incentive fee arising from PMT’s increased profitability and the increase in PMT’s average shareholders’ equity upon which its base management fees are based. The increase in average shareholders’ equity was primarily due to the issuance of new common shares by PMT during the quarter ended March 31, 2019.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Salaries and wages	$67,058	$63,380
Incentive compensation	19,175	19,576
Taxes and benefits	15,836	12,886
Stock and unit-based compensation	4,531	6,171
	$106,600	$102,013
Head count:
Average	3,461	3,233
Quarter end	3,459	3,241

Compensation expense increased $4.6 million during the quarter ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in salaries and wages due to increased average headcount resulting from the growth in our mortgage banking activities, partially offset by a decrease in stock and unit-based compensation due to lower than expected attainment of profitability targets during the quarter ended March 31, 2019.

Servicing

Servicing expenses increased $4.0 million during the quarter ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to increased purchases of EBO loans from Ginnie Mae guaranteed pools for the quarter ended March 31, 2019 compared to the same period in 2018. During the quarter ended March 31, 2019, we purchased $351.7 million in UPB of EBO loans compared to $264.9 million for the quarter ended March 31, 2018.

The EBO program reduces the ongoing cost of servicing defaulted mortgage loans that have been sold into Ginnie Mae MBS when we purchase and either sell the defaulted loans or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rates. While the EBO program reduces the ultimate cost of servicing such mortgage loan pools, it accelerates loss recognition when the mortgage loans are purchased. We recognize the loss because purchasing the mortgage loans from their Ginnie Mae pools causes us to write off accumulated non-reimbursable interest advances, net of interest receivable from the mortgage loans’ insurer or guarantor at the debenture rate of interest applicable to the respective mortgage loans.

Loan origination

Loan origination expense increased $12.4 million during the quarter ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to increases in wholesale brokerage fees and loan file compilation expenses, resulting from increased broker direct lending activities, as well as an increase in lender paid fees due to the mix of production volume shifting toward  a higher proportion of VA-guaranteed loans during the quarter ended March 31, 2019 as compared to the same period during 2018.

Provision for Income Taxes

Our effective income tax rates were 23.5% and 8.3% for the quarters ended March 31, 2019 and 2018, respectively. Beginning November 1, 2018, PFSI’s income subject to income tax includes the portion of its income formerly attributed to the noncontrolling interest, which before the Reorganization was not subject to income tax at the PFSI level. As a result, we reported a higher effective tax rate for the quarter ended March 31, 2019 than the quarter ended March 31, 2018.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and short-term investments	$293,638	$273,113
Mortgage loans held for sale at fair value	2,668,929	2,521,647
Servicing advances, net	284,230	313,197
Investments in and advances to affiliates	157,433	165,886
Mortgage servicing rights	2,905,090	2,820,612
Mortgage loans eligible for repurchase	1,094,702	1,102,840
Other	414,978	281,278
Total assets	$7,819,000	$7,478,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$2,449,908	$2,332,143
Long-term debt	1,752,817	1,648,973
Liability for mortgage loans eligible for repurchase	1,094,702	1,102,840
Other	820,381	740,826
Total liabilities	6,117,808	5,824,782
Stockholders' equity	1,701,192	1,653,791
Total liabilities and stockholders' equity	$7,819,000	$7,478,573

Total assets increased $340.4 million from $7.5 billion at December 31, 2018 to $7.8 billion at March 31, 2019. The increase was primarily due to increases in mortgage loans held for sale at fair value resulting from an increase in mortgage loan production volume and in our investment in MSRs reflecting continued additions from our mortgage loan production activities and servicing portfolio acquisitions, as well as an increase in other assets due to capitalization of operating leases pursuant to our adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”) effective January 1, 2019.

Total liabilities increased $293.0 million from $5.8 billion at December 31, 2018 to $6.1 billion at March 31, 2019. The increase was primarily attributable to an increase in borrowings required to finance a larger inventory of mortgage loans held for sale and MSR asset combined with a $76.4 million increase in other liabilities due to recognition of operating lease liabilities effective January 1, 2019, as the result of our adoption of ASU 2016-02, which requires us to recognize our lease obligations on our consolidated balance sheet.

Cash Flows

Our cash flows for the quarter ended March 31, 2019 and 2018 are summarized below:

	Quarter ended March 31,
	2019	2018	Change
	(in thousands)
Operating	$(134,247)	$537,392	$(671,639)
Investing	(92,771)	(81,263)	(11,508)
Financing	216,007	(355,981)	571,988
Net (decrease) increase in cash and restricted cash	$(11,011)	$100,148	$(111,159)

Our cash flows resulted in a net decrease in cash and restricted cash of $11.0 million during the quarter ended March 31, 2019 as discussed below.

Operating activities

Net cash used in operating activities totaled $134.2 million during quarter ended March, 31, 2019 and net cash provided by operating activities totaled $537.4 million during the same period in 2018. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Cash flows from:
Mortgage loans held for sale	$(203,401)	$473,727
Other operating sources	69,154	63,665
	$(134,247)	$537,392

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2019 totaled $92.8 million primarily due to the purchase of MSRs totaling $211.5 million, partially offset by a $125.7 million net settlement of derivative financial instruments used to hedge our investment in MSRs. Net cash used in investing activities during the quarter ended March 31, 2018 totaled $81.3 million primarily due to a $128.1 million net use of cash in net settlement of derivative financial instruments used for hedging our investment in MSRs and purchase of MSRs totaling $27.6 million, partially offset by a $64.2 million decrease in short-term investments.

Financing activities

Net cash provided by financing activities totaled $216.0 million during the quarter ended March 31, 2019, primarily to finance the growth in our inventory of mortgage loans held for sale and our investments in MSRs. Net cash used in financing activities totaled $356.0 million during the quarter ended March 31, 2018 primarily due to net repurchases of assets sold under agreements to repurchase, reflecting a reduction in our financing of mortgage loans held for sale.

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

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, ESS financing, notes payable (including a revolving credit agreement) and a capital lease. Most of our borrowings have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Quarter ended March 31,
	2019	2018
	(in thousands)
Average balance	$1,437,957	$1,643,443
Maximum daily balance	$2,152,588	$2,380,121
Balance at quarter end	$2,152,588	$1,813,463

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

In June 2017, our Board of Directors approved a stock repurchase program that allows us to repurchase up to $50 million of our common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. We intend to finance the stock repurchase program through cash on hand. From inception through March 31, 2019, we have repurchased $13.9 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2019 we had contractual obligations aggregating $8.5 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities and license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate mortgage loans	$3,821,942	$3,821,942	$—	$—	$—
Short-term debt	2,450,717	2,450,717	—	—	—
Long-term debt	1,760,081	—	255,000	1,300,000	205,081
Interest on long-term debt	351,286	79,425	154,893	91,617	25,351
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,537	—	—	—	46,537
Software licenses (1)	13,942	13,942	—	—	—
Office leases	89,855	15,683	29,387	22,534	22,251
Total	$8,534,360	$6,381,709	$439,280	$1,414,151	$299,220

(1)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.9 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.6 million at March 31, 2019. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the quarter ended March 31, 2019, software license fees totaled $7.1 million.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable (including a revolving credit agreement), ESS and a capital lease. The borrower under each of these facilities is PLS or the Issuer Trust with the exception of the revolving credit agreement and the capital lease, in each case where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2019, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$590,622	$1,100,000	$300,000	April 24, 2020
Credit Suisse First Boston Mortgage Capital LLC (3)	$255,000	$400,000	$400,000	April 26, 2020
Deutsche Bank AG	$692,010	$950,000	$—	August 21, 2019
BNP Paribas	$199,395	$200,000	$100,000	August 2, 2019
Bank of America, N.A.	$170,859	$500,000	$500,000	October 28, 2019
Citibank, N.A.	$82,659	$700,000	$350,000	June 7, 2019
Morgan Stanley Bank, N.A.	$71,069	$500,000	$100,000	August 23, 2019
JPMorgan Chase Bank, N.A.	$50,875	$500,000	$50,000	October 11, 2019
Royal Bank of Canada	$40,099	$135,000	$20,000	June 28, 2019
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$548,038	$550,000	$—	October 28, 2019
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Credit Suisse AG	$—	$150,000	$—	October 31, 2019
Credit Suisse AG (3)	$—	$—	$—	February 1, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$5,091	$35,000	$—	March 23, 2020

(1)	Outstanding indebtedness as of March 31, 2019.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)

The borrowing of $255 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $400 million, less any amount utilized under the Credit Suisse AG note payable facility.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2019:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,165,339	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$26,541	April 16, 2019	April 26, 2019
Deutsche Bank AG	$90,911	June 16, 2019	August 21, 2019
BNP Paribas	$16,691	June 19, 2019	August 2, 2019
Bank of America, N.A.	$14,405	May 4, 2019	October 28, 2019
Morgan Stanley Bank, N.A.	$5,237	June 15, 2019	August 23, 2019
Citibank, N.A.	$4,828	June 7, 2019	June 7, 2019
JP Morgan Chase Bank, N.A.	$4,360	May 31, 2019	October 11, 2019
Royal Bank of Canada	$2,631	June 28, 2019	June 28, 2019

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between March 31, 2019 and the date of this Report have been renewed or extended and are described in Note 11—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2019, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,102,267	$3,000,357	$2,951,932	$2,859,760	$2,815,873	$2,732,175
Change in fair value:
$	$197,177	$95,266	$46,841	$(45,330)	$(89,217)	$(172,915)
%	6.8%	3.3%	1.6%	(1.6)%	(3.1)%	(6.0)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,149,794	$3,022,122	$2,962,358	$2,850,171	$2,797,462	$2,698,183
Change in fair value:
$	$244,704	$117,032	$57,268	$(54,920)	$(107,628)	$(206,907)
%	8.4%	4.0%	2.0%	(1.9)%	(3.7)%	(7.1)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,003,145	$2,954,126	$2,929,616	$2,880,596	$2,856,086	$2,807,066
Change in fair value:
$	$98,055	$49,035	$24,525	$(24,494)	$(49,004)	$(98,024)
%	3.4%	1.7%	0.8%	(0.8)%	(1.7)%	(3.4)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of March 31, 2019, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$210,894	$207,949	$206,505	$203,675	$202,288	$199,566
Change in fair value:
$	$5,813	$2,868	$1,424	$(1,406)	$(2,793)	$(5,515)
%	2.8%	1.4%	0.7%	(0.7)%	(1.4)%	(2.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$225,659	$214,934	$209,905	$200,451	$196,004	$187,620
Change in fair value:
$	$20,578	$9,853	$4,824	$(4,630)	$(9,077)	$(17,461)
%	10.0%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2019.

Repurchases of our Common Stock

The following table summarizes information about our stock repurchases during the quarter ended March 31, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2019 – March 31, 2019	—	$—	—	$36,108,029

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

10.1#	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.2#	Amended and Restated Stockholder Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and HC Partners LLC.	8-K12B	November 1, 2018

10.3#	Master Lease Agreement No. 30350-90000, dated as of December 9, 2015, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	8-K	December 14, 2015

10.4	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.5

Amendment No. 6 to Third Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.6†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2019).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2019 and March 31, 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2019 and March 31, 2018, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2019 and March 31, 2018 and (v) the Notes to the Consolidated Financial Statements.

#     Refiled herewith to provide an updated hyperlink to the appropriate prior filing.

*     Filed herewith.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 6, 2019	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: May 6, 2019	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Senior Managing Director and Chief Financial Officer