Form 10-Q
period 2019-06-30
PennyMac Financial Services, Inc.
filed 2019-08-06
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2019
Common Stock, $0.0001 par value	78,607,436

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2019	2018
	(in thousands, except share amounts)
ASSETS
Cash (includes $184,278 and $108,174 pledged to creditors)	$231,388	$155,289
Short-term investments at fair value	75,542	117,824
Loans held for sale at fair value (includes $3,475,090 and $2,478,858 pledged to creditors)	3,506,406	2,521,647
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	118,716	131,025
Derivative assets	168,116	96,347
Servicing advances, net (includes valuation allowance of $66,650 and $70,582; $151,384 and $162,895 pledged to creditors)	271,534	313,197
Mortgage servicing rights at fair value (includes $2,710,342 and $2,807,333 pledged to creditors)	2,720,335	2,820,612
Real estate acquired in settlement of loans	8,160	2,250
Operating lease right-of-use assets	53,977	—
Furniture, fixtures, equipment and building improvements, net (includes $23,971 and $16,281 pledged to creditors)	33,373	33,374
Capitalized software, net (includes $15,097 and $1,017 pledged to creditors)	55,642	39,748
Investment in PennyMac Mortgage Investment Trust at fair value	1,637	1,397
Receivable from PennyMac Mortgage Investment Trust	34,695	33,464
Loans eligible for repurchase	1,007,435	1,102,840
Other	111,420	109,559
Total assets	$8,398,376	$7,478,573
LIABILITIES
Assets sold under agreements to repurchase	$2,747,084	$1,933,859
Mortgage loan participation purchase and sale agreements	523,177	532,251
Notes payable	1,293,180	1,292,291
Obligations under capital lease	28,295	6,605
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	194,156	216,110
Derivative liabilities	15,952	3,064
Operating lease liabilities	73,461	—
Accounts payable and accrued expenses	151,504	156,212
Mortgage servicing liabilities at fair value	12,948	8,681
Payable to PennyMac Mortgage Investment Trust	65,605	104,631
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,537	46,537
Income taxes payable	441,336	400,546
Liability for loans eligible for repurchase	1,007,435	1,102,840
Liability for losses under representations and warranties	18,709	21,155
Total liabilities	6,619,379	5,824,782

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 78,304,899 and 77,494,332 shares, respectively	8	8
Additional paid-in capital	1,317,023	1,310,648
Retained earnings	461,966	343,135
Total stockholders' equity	1,778,997	1,653,791
Total liabilities and stockholders’ equity	$8,398,376	$7,478,573

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except earnings per share)
Revenues
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$180,753	$138,871	$347,543	$274,354
From PennyMac Mortgage Investment Trust	11,568	9,431	22,138	20,450
From Investment Funds	—	3	—	3
Other fees	26,008	13,637	48,025	27,808
	218,329	161,942	417,706	322,615
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(162,799)	(47,257)	(285,656)	(84,220)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	3,604	(996)	7,655	(7,917)
	(159,195)	(48,253)	(278,001)	(92,137)
Net loan servicing fees	59,134	113,689	139,705	230,478
Net gains on loans held for sale at fair value:
From non-affiliates	111,222	46,019	169,975	105,047
From PennyMac Mortgage Investment Trust	36,311	14,927	62,334	27,313
	147,533	60,946	232,309	132,360
Loan origination fees:
From non-affiliates	33,822	22,886	55,509	46,241
From PennyMac Mortgage Investment Trust	3,102	1,542	5,345	2,750
	36,924	24,428	60,854	48,991
Fulfillment fees from PennyMac Mortgage Investment Trust	29,590	14,559	57,164	26,503
Net interest income:
Interest income:
From non-affiliates	69,208	53,206	125,745	93,845
From PennyMac Mortgage Investment Trust	1,692	1,898	3,488	3,874
	70,900	55,104	129,233	97,719
Interest expense:
To non-affiliates	50,157	28,706	84,634	61,517
To PennyMac Mortgage Investment Trust	2,767	3,910	5,833	7,844
	52,924	32,616	90,467	69,361
Net interest income	17,976	22,488	38,766	28,358
Management fees, net:
From PennyMac Mortgage Investment Trust	8,832	5,728	16,080	11,424
From Investment Funds	—	(64)	—	15
	8,832	5,664	16,080	11,439
Carried Interest from Investment Funds	—	(168)	—	(348)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	119	108	311	290
Results of real estate acquired in settlement of loans	743	13	1,017	(15)
Other	2,126	2,571	4,476	4,443
Total net revenues	302,977	244,298	550,682	482,499
Expenses
Compensation	114,717	98,540	221,317	200,553
Servicing	29,008	28,490	59,301	54,789
Loan origination	23,071	5,144	37,568	7,259
Technology	16,080	15,154	32,046	29,774
Occupancy and equipment	7,042	6,507	13,818	12,884
Professional services	6,313	5,587	12,194	11,325
Other	7,156	10,178	14,557	18,221
Total expenses	203,387	169,600	390,801	334,805
Income before provision for income taxes	99,590	74,698	159,881	147,694
Provision for income taxes	26,894	6,293	41,050	12,363
Net income	72,696	68,405	118,831	135,331
Less: Net income attributable to noncontrolling interest	—	50,568	—	100,875
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$72,696	$17,837	$118,831	$34,456

Earnings per share
Basic	$0.93	$0.71	$1.52	$1.41
Diluted	$0.92	$0.70	$1.50	$1.38
Weighted average shares outstanding
Basic	78,335	24,959	77,996	24,399
Diluted	79,318	78,825	79,301	78,947

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance, March 31, 2019	78,318	$8	$1,311,914	$389,270	$1,701,192
Net income	—	—	—	72,696	72,696
Stock-based compensation	36	—	6,115	—	6,115
Issuance of common stock in settlement of directors' fees	2	—	50	—	50
Repurchase of common stock	(51)	—	(1,056)	—	(1,056)
Balance, June 30, 2019	78,305	$8	$1,317,023	$461,966	$1,778,997

	Quarter ended June 30, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance, March 31, 2018	24,278	$2	$221,495	$282,114	$1,290,588	$1,794,199
Net income	—	—	—	17,837	50,568	68,405
Stock and unit-based compensation	33	—	2,537	—	4,105	6,642
Issuance of Class A common stock in settlement of directors' fees	—	—	27	—	54	81
Repurchase of Class A common stock	(236)	—	(4,826)	—	—	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	934	1	13,265	—	(13,266)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(2,557)	—	—	(2,557)
Balance, June 30, 2018	25,009	$3	$229,941	$299,951	$1,332,049	$1,861,944

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six months ended June 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance, December 31, 2018	77,494	$8	$1,310,648	$343,135	$1,653,791
Net income	—	—	—	118,831	118,831
Stock-based compensation	856	—	7,295	—	7,295
Issuance of common stock in settlement of directors' fees	6	—	136	—	136
Repurchase of common stock	(51)	—	(1,056)	—	(1,056)
Balance, June 30, 2019	78,305	$8	$1,317,023	$461,966	$1,778,997

	Six months ended June 30, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance, December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle – accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	189	587	776
Balance, January 1, 2018	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	34,456	100,875	135,331
Stock and unit-based compensation	230	—	7,728	—	8,340	16,068
Issuance of Class A common stock in settlement of directors' fees	—	—	51	—	109	160
Repurchase of Class A common stock	(236)	—	(4,826)	—	—	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,485	1	28,124	—	(28,125)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(5,239)	—	—	(5,239)
Balance, June 30, 2018	25,009	$3	$229,941	$299,951	$1,332,049	$1,861,944

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash flow from operating activities
Net income	$118,831	$135,331
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	278,001	92,137
Net gains on loans held for sale at fair value	(232,309)	(132,360)
Capitalization of interest on loans held for sale at fair value	(36,550)	(39,390)
Accrual of interest on excess servicing spread financing	5,833	7,844
Amortization of net debt issuance (premiums) and costs	(7,701)	(13,385)
Carried Interest from Investment Funds	—	348
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(240)	(219)
Results of real estate acquired in settlement in loans	(1,017)	15
Stock-based compensation expense	10,183	12,235
Provision for servicing advance losses	8,375	12,097
Depreciation and amortization	6,750	5,647
Amortization of right-of-use assets	4,736	—
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(17,956,971)	(19,267,316)
Origination of loans held for sale	(4,526,432)	(2,518,992)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(1,995,933)	(2,002,582)
Sale to non-affiliates and principal payments of loans held for sale	21,186,748	22,832,809
Sale of loans held for sale to PennyMac Mortgage Investment Trust	2,218,721	1,427,637
Repurchase of loans subject to representations and warranties	(11,312)	(12,974)
Settlement of repurchase agreement derivatives	22,572	7,478
Decrease in servicing advances	26,373	47,980
Sale of real estate acquired in settlement of loans	4,066	2,130
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(3,092)	5,873
(Increase) decrease in other assets	(1,471)	16,031
Decrease in operating lease liabilities	(6,004)	—
Increase in accounts payable and accrued expenses	5,715	3,326
Decrease in payable to PennyMac Mortgage Investment Trust	(40,607)	(38,580)
Increase in income taxes payable	40,790	12,778
Net cash (used in) provided by operating activities	(881,945)	595,898
Cash flow from investing activities
Decrease in short-term investments	42,282	71,509
Net change in assets purchased from PMT under agreement to resell	12,309	5,546
Net settlement of derivative financial instruments used for hedging	327,544	(126,918)
Purchase of mortgage servicing rights	(217,942)	(30,129)
Purchase of furniture, fixtures, equipment and leasehold improvements	(4,405)	(4,321)
Acquisition of capitalized software	(18,238)	(7,664)
Decrease (increase) in margin deposits	18,889	(3,774)
Net cash provided by (used in) investing activities	160,439	(95,751)
Cash flow from financing activities
Sale of assets under agreements to repurchase	20,955,022	20,763,584
Repurchase of assets sold under agreements to repurchase	(20,141,847)	(21,319,387)
Issuance of mortgage loan participation purchase and sale certificates	11,375,849	12,486,542
Repayment of mortgage loan participation purchase and sale certificates	(11,385,036)	(12,485,880)
Advance on notes payable	—	650,000
Repayment of notes payable	—	(400,000)
Advance of obligations under capital lease	25,123	—
Repayment of obligations under capital lease	(3,433)	(7,939)
Repayment of excess servicing spread financing	(21,082)	(24,309)
Payment of debt issuance costs	(3,064)	(9,788)
Issuance of common stock pursuant to exercise of stock options	1,746	3,833
Repurchase of common stock	(1,056)	(4,826)
Payment of withholding taxes relating to stock-based compensation	(4,634)	—
Net cash provided by (used in) financing activities	797,588	(348,170)
Net increase in cash and restricted cash	76,082	151,977
Cash and restricted cash at beginning of period	155,924	38,173
Cash and restricted cash at end of period	$232,006	$190,150
Cash and restricted cash at end of period are comprised of the following:
Cash	$231,388	$189,663
Restricted cash included in Other assets	618	487
	$232,006	$190,150

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage and home equity loan production and loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of an investment vehicle that invests in residential mortgage and home equity loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

•

PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

Presently, PCM has a management agreement with PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust. Previously, PCM had management agreements with PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P. an affiliate of these registered funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”). The Investment Funds were dissolved during 2018.

•

PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage and home equity loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage and home equity loans and engages in other mortgage banking activities for its own account and the account of PMT.

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

On November 1, 2018, the Company completed a corporate reorganization (the “Reorganization”) by which it changed its equity structure to create a single class of common stock held by all stockholders at a new top-level publicly traded parent holding corporation, as opposed to the two classes of common stock, Class A and Class B, that were in place before the Reorganization. The predecessor holding company became a consolidated subsidiary of the Company and is considered the predecessor of the Company for accounting purposes. Accordingly, the predecessor holding company's historical consolidated financial statements remain the Company’s historical financial statements. As part of the Reorganization, the Company retained its officers and directors in their previously existing roles and assumed the predecessor holding company's stock-based compensation plan. The details of the Reorganization are more fully described in Note 1 – Organization to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As most of the Company’s leases do not provide an implicit discount rate, PFSI uses its incremental borrowing rate based on information available at the commencement date to determine the present value of its lease payment obligations. The operating lease right-of-use assets also reflects any lease payments made and is reduced by lease incentives. Lease expense is recognized on the straight-line basis over the lease term.

The Company has lease agreements that include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Detailed lease disclosures are included in Note 10‒Leases.

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of loan servicing fees, gains on loans held for sale, loan origination fees, fulfillment fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment and dividend received from PMT) totaled 31% and 18% of total net revenue for the quarters ended June 30, 2019 and 2018, respectively, and 31% and 16% for the six months ended June 30, 2019 and 2018, respectively.

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

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$37,719	$15,863	$64,865	$29,674
Mortgage servicing rights and excess servicing spread recapture incurred	(1,408)	(936)	(2,531)	(2,361)
	$36,311	$14,927	$62,334	$27,313
Sale of loans held for sale to PMT	$1,334,211	$646,311	$2,218,721	$1,427,637

Fulfillment fee revenue	$29,590	$14,559	$57,164	$26,503
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$10,741,078	$5,396,370	$18,876,630	$9,622,001

Sourcing fees paid to PMT	$3,155	$2,891	$5,149	$5,532
Unpaid principal balance of loans purchased from PMT	$10,514,390	$9,639,495	$17,161,728	$18,487,368

Tax service fees earned from PMT included in Loan origination fees	$3,102	$1,542	$5,345	$2,750

Mortgage Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), which was amended and restated effective September 12, 2016 and pursuant to which the Company provides servicing for PMT’s portfolio of residential mortgage loans and subservicing for its portfolio of MSRs. The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

•

The base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

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

•

Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a loan on behalf of PMT and not through a third-party lender and the resulting mortgage loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

•

Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in performance of its servicing obligations.

•

The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

•

The Company is also entitled to certain activity-based fees for distressed whole loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

•

The base servicing fees for non-distressed mortgage loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month and $8.50 per month for fixed-rate loans and adjustable-rate loans, respectively.

The Servicing Agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of loan servicing and property management fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Loans acquired for sale at fair value	$385	$245	$624	$423
Loans at fair value	617	1,172	1,080	4,257
Mortgage servicing rights	10,566	8,014	20,434	15,770
	$11,568	$9,431	$22,138	$20,450
Property management fees received from PMT included in Other income	$102	$112	$225	$211

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Base management	$6,839	$5,728	$12,948	$11,424
Performance incentive	1,993	—	3,132	—
	$8,832	$5,728	$16,080	$11,424

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company included in Other revenue	$1,276	$1,176	$2,512	$2,177
Compensation included in Other revenue	120	120	240	240
Expenses incurred on PMT's (the Company's) behalf, net	489	(514)	1,059	59
	$1,885	$782	$3,811	$2,476
Payments and settlements during the period (1)	$28,031	$15,957	$43,220	$23,615

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $144,000 and $219,000 in reimbursement of underwriting fees from PMT during the quarter and six months ended June 30, 2019, respectively.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,692	$1,898	$3,488	$3,874
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$35	$36	$71	$71
Change in fair value of investment	84	72	240	219
	$119	$108	$311	$290

	June 30,	December 31,
	2019	2018
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$118,716	$131,025
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,637	$1,397
Number of shares	75	75

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

To the extent the Company refinances any of the mortgage loans relating to the ESS it has issued, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, settle its obligation to PMT in cash in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$442	$580	$950	$1,484
Repayment	$10,530	$12,018	$21,082	$24,309
Gain (loss) recognized	$3,604	$(996)	$7,655	$(7,917)
Interest expense	$2,767	$3,910	$5,833	$7,844
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$393	$524	$882	$1,354

			June 30,	December 31,
			2019	2018
			(in thousands)
Excess servicing spread financing at fair value			$194,156	$216,110

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2019	2018
	(in thousands)
Receivable from PMT:
Fulfillment fees	$10,454	$10,006
Management fees	8,526	6,559
Allocated expenses and expenses incurred on PMT's behalf	8,335	9,066
Servicing fees	4,030	4,841
Correspondent production fees	2,662	2,071
Conditional Reimbursement	582	801
Interest on assets purchased under agreements to resell	106	120
	$34,695	$33,464
Payable to PMT:
Deposits made by PMT to fund servicing advances	$64,120	$100,554
Mortgage servicing rights recapture payable	112	179
Other	1,373	3,898
	$65,605	$104,631

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

On May 8, 2013, the Company entered into a tax receivable agreement with certain former owners of PennyMac that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from exchanges of ownership interests in PennyMac and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

Although the Reorganization eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement, the Company continues to be subject to the agreement and will be required to make payments, if any, under the tax receivable agreement to those certain prior owners of PennyMac who effected exchanges of ownership interests in PennyMac for the Company’s common stock prior to the closing of the Reorganization in November 2018.

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.5 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2019 and December 31, 2018. The Company did not make any payments under the tax receivable agreement during the six months ended June 30, 2019 and 2018.

 .

Note 5—Loan Sales and Servicing Activities

The Company originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cash flows:
Sales proceeds	$12,650,318	$11,729,024	$21,186,748	$22,832,809
Servicing fees received (1)	$140,416	$117,818	$277,564	$230,909
Net recoveries of servicing advances	$(8,012)	$(14,082)	$(32,188)	$(24,719)

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement:

	June 30,	December 31,
	2019	2018
	(in thousands)
Unpaid principal balance of loans outstanding	$153,688,804	$145,224,596
Delinquencies:
30-89 days	$6,892,489	$6,222,864
90 days or more:
Not in foreclosure	$2,322,270	$2,208,083
In foreclosure	$664,870	$720,894
Foreclosed	$21,405	$24,243
Bankruptcy	$1,178,689	$970,329

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	June 30, 2019
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$153,688,804	$—	$153,688,804
Purchased	68,308,793	—	68,308,793
	221,997,597	—	221,997,597
PennyMac Mortgage Investment Trust	—	109,131,225	109,131,225
Loans held for sale	3,342,187	—	3,342,187
	$225,339,784	$109,131,225	$334,471,009
Subserviced for the Company (1)	$290,071	$—	$290,071
Delinquent loans:
30 days	$7,697,720	$640,344	$8,338,064
60 days	2,034,567	117,182	2,151,749
90 days or more:
Not in foreclosure	3,172,188	208,449	3,380,637
In foreclosure	942,838	87,462	1,030,300
Foreclosed	31,689	137,518	169,207
	$13,879,002	$1,190,955	$15,069,957
Bankruptcy	$1,737,309	$120,884	$1,858,193
Custodial funds managed by the Company (2)	$5,366,007	$1,894,889	$7,260,896

(1)

Certain of the loans for which the Company has purchased the MSRs are subserviced on the Company’s behalf by other loan servicers on an interim basis when servicing of the loans has not yet been transferred to the Company’s loan servicing platform.

(2)

Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2018
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$145,224,596	$—	$145,224,596
Purchased	56,990,486	—	56,990,486
	202,215,082	—	202,215,082
PennyMac Mortgage Investment Trust	—	94,658,154	94,658,154
Loans held for sale	2,420,636	—	2,420,636
	$204,635,718	$94,658,154	$299,293,872
Subserviced for the Company (1)	$414,219	$—	$414,219
Delinquent loans:
30 days	$6,677,179	$525,989	$7,203,168
60 days	1,983,381	113,238	2,096,619
90 days or more:
Not in foreclosure	3,102,492	217,115	3,319,607
In foreclosure	1,027,493	127,025	1,154,518
Foreclosed	33,493	176,377	209,870
	$12,824,038	$1,159,744	$13,983,782
Bankruptcy	$1,415,106	$107,083	$1,522,189
Custodial funds managed by the Company (2)	$3,033,658	$970,328	$4,003,986

(1)

Certain of the loans for which the Company has purchased the MSRs are subserviced on the Company’s behalf by other loan servicers on an interim basis when servicing of the loans has not yet been transferred to the Company’s loan servicing platform.

(2)

Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2019	2018
	(in thousands)
California	$54,882,769	$51,377,441
Florida	26,270,860	22,650,926
Texas	25,589,761	23,648,042
Virginia	20,255,676	19,011,950
Maryland	15,300,464	13,774,011
All other states	192,171,479	168,831,502
	$334,471,009	$299,293,872

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$75,542	$—	$—	$75,542
Loans held for sale at fair value	—	3,288,408	217,998	3,506,406
Derivative assets:
Interest rate lock commitments	—	—	113,311	113,311
Repurchase agreement derivatives	—	—	16,015	16,015
Forward purchase contracts	—	70,300	—	70,300
Forward sales contracts	—	5,494	—	5,494
MBS put options	—	8,092	—	8,092
MBS call options	—	8,320	—	8,320
Put options on interest rate futures purchase contracts	2,674	—	—	2,674
Call options on interest rate futures purchase contracts	19,186	—	—	19,186
Total derivative assets before netting	21,860	92,206	129,326	243,392
Netting	—	—	—	(75,276)
Total derivative assets	21,860	92,206	129,326	168,116
Mortgage servicing rights at fair value	—	—	2,720,335	2,720,335
Investment in PennyMac Mortgage Investment Trust	1,637	—	—	1,637
	$99,039	$3,380,614	$3,067,659	$6,472,036
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$194,156	$194,156
Derivative liabilities:
Interest rate lock commitments	—	—	1,535	1,535
Forward purchase contracts	—	6,826	—	6,826
Forward sales contracts	—	42,745	—	42,745
Total derivative liabilities before netting	—	49,571	1,535	51,106
Netting	—	—	—	(35,154)
Total derivative liabilities	—	49,571	1,535	15,952
Mortgage servicing liabilities at fair value	—	—	12,948	12,948
	$—	$49,571	$208,639	$223,056

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$117,824	$—	$—	$117,824
Loans held for sale at fair value	—	2,261,639	260,008	2,521,647
Derivative assets:
Interest rate lock commitments	—	—	50,507	50,507
Repurchase agreement derivatives	—	—	26,770	26,770
Forward purchase contracts	—	35,916	—	35,916
Forward sales contracts	—	437	—	437
MBS put options	—	720	—	720
MBS call options	—	2,135	—	2,135
Put options on interest rate futures purchase contracts	866	—	—	866
Call options on interest rate futures purchase contracts	5,965	—	—	5,965
Total derivative assets before netting	6,831	39,208	77,277	123,316
Netting	—	—	—	(26,969)
Total derivative assets	6,831	39,208	77,277	96,347
Mortgage servicing rights at fair value	—	—	2,820,612	2,820,612
Investment in PennyMac Mortgage Investment Trust	1,397	—	—	1,397
	$126,052	$2,300,847	$3,157,897	$5,557,827
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$216,110	$216,110
Derivative liabilities:
Interest rate lock commitments	—	—	1,169	1,169
Forward purchase contracts	—	215	—	215
Forward sales contracts	—	26,762	—	26,762
Total derivative liabilities before netting	—	26,977	1,169	28,146
Netting	—	—	—	(25,082)
Total derivative liabilities	—	26,977	1,169	3,064
Mortgage servicing liabilities at fair value	—	—	8,681	8,681
	$—	$26,977	$225,960	$227,855

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the quarter and six month periods ended June 30, 2019 and 2018:

	Quarter ended June 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, March 31, 2019	$455,533	$66,065	$24,632	$2,905,090	$3,451,320
Purchases (purchase adjustments) and issuances, net	891,146	119,880	3,662	(373)	1,014,315
Sales and repayments	(656,033)	—	(11,136)	—	(667,169)
Mortgage servicing rights resulting from loan sales	—	—	—	183,331	183,331
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(186)	—	—	—	(186)
Other factors	—	96,773	(1,143)	(367,713)	(272,083)
	(186)	96,773	(1,143)	(367,713)	(272,269)
Transfers from Level 3 to Level 2	(471,599)	—	—	—	(471,599)
Transfers to real estate acquired in settlement of loans	(863)	—	—	—	(863)
Transfers of interest rate lock commitments to loans held for sale	—	(170,942)	—	—	(170,942)
Balance, June 30, 2019	$217,998	$111,776	$16,015	$2,720,335	$3,066,124
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2019	$(3,911)	$111,776	$244	$(367,713)	$(259,604)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, March 31, 2019	$205,081	$7,844	$212,925
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	442	—	442
Accrual of interest	2,767	—	2,767
Repayments	(10,530)	—	(10,530)
Mortgage servicing liabilities resulting from loan sales	—	6,838	6,838
Changes in fair value included in income	(3,604)	(1,734)	(5,338)
Balance, June 30, 2019	$194,156	$12,948	$207,104
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2019	$(3,604)	$(1,734)	$(5,338)

	Quarter ended June 30, 2018
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, March 31, 2018	$460,399	$50,896	$20,974	$2,354,489	$2,886,758
Purchases and issuances, net	824,592	50,330	12,970	2,523	890,415
Sales and repayments	(286,433)	—	(7,471)	—	(293,904)
Mortgage servicing rights resulting from loan sales	—	—	—	155,694	155,694
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	3,727	—	—	—	3,727
Other factors	—	5,590	(692)	(26,549)	(21,651)
	3,727	5,590	(692)	(26,549)	(17,924)
Transfers from Level 3 to Level 2	(665,298)	—	—	—	(665,298)
Transfers to real estate acquired in settlement of loans	(2,821)	—	—	—	(2,821)
Transfers of interest rate lock commitments to loans held for sale	—	(51,127)	—	—	(51,127)
Balance, June 30, 2018	$334,166	$55,689	$25,781	$2,486,157	$2,901,793
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2018	$(3,584)	$55,689	$—	$(26,549)	$25,556

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, March 31, 2018	$236,002	$12,063	$248,065
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	580	—	580
Accrual of interest	3,910	—	3,910
Repayments	(12,018)	—	(12,018)
Mortgage servicing liabilities resulting from loan sales	—	1,770	1,770
Changes in fair value included in income	996	(3,580)	(2,584)
Balance, June 30, 2018	$229,470	$10,253	$239,723
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2018	$996	$(3,580)	$(2,584)

	Six months ended June 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	1,675,408	176,863	13,517	227,399	2,093,187
Sales and repayments	(832,335)	—	(22,572)	—	(854,907)
Mortgage servicing rights resulting from loan sales	—	—	—	299,082	299,082
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,277)	—	—	—	(6,277)
Other factors	—	156,751	(1,700)	(626,758)	(471,707)
	(6,277)	156,751	(1,700)	(626,758)	(477,984)
Transfers from Level 3 to Level 2	(876,762)	—	—	—	(876,762)
Transfers to real estate acquired in settlement of loans	(2,044)	—	—	—	(2,044)
Transfers of interest rate lock commitments to loans held for sale	—	(271,176)	—	—	(271,176)
Balance, June 30, 2019	$217,998	$111,776	$16,015	$2,720,335	$3,066,124
Changes in fair value recognized during the period relating to assets still held at June 30, 2019	$(4,380)	$111,776	$244	$(626,758)	$(519,118)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	950	—	950
Accrual of interest	5,833	—	5,833
Repayments	(21,082)	—	(21,082)
Mortgage servicing liabilities resulting from loan sales	—	7,632	7,632
Changes in fair value included in income	(7,655)	(3,365)	(11,020)
Balance, June 30, 2019	$194,156	$12,948	$207,104
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2019	$(7,655)	$(3,365)	$(11,020)

	Six months ended June 30, 2018
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426	1,482,426
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	1,471,861	115,928	23,721	30,129	1,641,639
Sales and repayments	(890,527)	—	(7,478)	—	(898,005)
Mortgage servicing rights resulting from loan sales	—	—	—	299,604	299,604
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(5,028)	—	—	—	(5,028)
Other factors	—	(39,323)	(1,118)	35,988	(4,453)
	(5,028)	(39,323)	(1,118)	35,988	(9,481)
Transfers from Level 3 to Level 2	(1,021,530)	—	—	—	(1,021,530)
Transfers to real estate acquired in settlement of loans	(2,821)	—	—	—	(2,821)
Transfers of interest rate lock commitments to loans held for sale	—	(79,188)	—	—	(79,188)
Balance, June 30, 2018	$334,166	$55,689	$25,781	$2,486,157	$2,901,793
Changes in fair value recognized during the period relating to assets still held at June 30, 2018	$(5,061)	$55,689	$—	$35,988	$86,616

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,484	—	1,484
Accrual of interest	7,844	—	7,844
Repayments	(24,309)	—	(24,309)
Mortgage servicing liabilities resulting from loan sales	—	3,807	3,807
Changes in fair value included in income	7,917	(7,674)	243
Balance, June 30, 2018	$229,470	$10,253	$239,723
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2018	$7,917	$(7,674)	$243

The information used in the preceding roll forwards represents activity for any assets and liabilities measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to loans held for sale at fair value upon purchase or funding of the respective loans and from the return to salability in the active secondary market of certain loans held for sale.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2019			2018
	Net	Net gains on		Net	Net gains on
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Loans held for sale	$—	$172,752	$172,752	$—	$56,861	$56,861
Mortgage servicing rights	(367,713)	—	(367,713)	(26,549)	—	(26,549)
	$(367,713)	$172,752	$(194,961)	$(26,549)	$56,861	$30,312
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$3,604	$—	$3,604	$(996)	$—	$(996)
Mortgage servicing liabilities	1,734	—	1,734	3,580	—	3,580
	$5,338	$—	$5,338	$2,584	$—	$2,584

	Six months ended June 30,
	2019			2018
	Net	Net gains on		Net	Net gains on
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Loans held for sale	$—	$274,747	$274,747	$—	$50,743	$50,743
Mortgage servicing rights	(626,758)	—	(626,758)	35,988	—	35,988
	$(626,758)	$274,747	$(352,011)	$35,988	$50,743	$86,731
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$7,655	$—	$7,655	$(7,917)	$—	$(7,917)
Mortgage servicing liabilities	3,365	—	3,365	7,674	—	7,674
	$11,020	$—	$11,020	$(243)	$—	$(243)

Following are the fair value and related principal amounts due upon maturity of loans accounted for under the fair value option:

	June 30, 2019			December 31, 2018
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Current through 89 days delinquent	$3,371,553	$3,202,149	$169,404	$2,324,203	$2,220,371	$103,832
90 days or more delinquent:
Not in foreclosure	99,723	102,479	(2,756)	143,631	144,011	(380)
In foreclosure	35,130	37,559	(2,429)	53,813	56,254	(2,441)
	$3,506,406	$3,342,187	$164,219	$2,521,647	$2,420,636	$101,011

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
June 30, 2019	$—	$—	$5,290	$5,290
December 31, 2018	$—	$—	$2,150	$2,150

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Real estate acquired in settlement of loans	$105	$(26)	$111	$(42)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable and Obligations under capital lease are carried at amortized cost.

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate these their fair values. The Company has concluded that the fair values of these assets and liabilities other than the Term Notes included in Notes payable approximate their carrying values due to their short terms and/or variable interest rates. The fair value of the Term Notes at June 30, 2019 was $1.3 billion and was based on non-affiliate broker indications of value. The fair value of Term Notes at December 31, 2018 was $1.3 billion, and was estimated using a discounted cash flow approach using indications of market pricing spreads provided by non-affiliated brokers to develop an appropriate discount rate.

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

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Loans Held for Sale

Most of the Company’s loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value assets. The fair values of “Level 2” fair value loans are determined using their quoted market or contracted selling price or market price equivalent.

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed pool. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms.

•

Certain of the Company’s loans held for sale that are non-saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value loans held for sale. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value loans held for sale are discount rates, home price projections, voluntary prepayment/resale speeds and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

Key inputs (1)	June 30, 2019	December 31, 2018
Discount rate:
Range	3.3% – 9.2%	2.8% – 9.2%
Weighted average	3.4%	2.9%
Twelve-month projected housing price index change:
Range	2.2% – 3.4%	2.2% – 5.0%
Weighted average	2.6%	3.5%
Voluntary prepayment / resale speed (2):
Range	0.1% – 20.5%	0.1% – 21.8%
Weighted average	16.4%	20.1%
Total prepayment speed (3):
Range	0.1% – 40.1%	0.1% – 40.5%
Weighted average	30.8%	37.7%

(1)	Weighted average inputs are based on the fair value of loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR.

Changes in fair value attributable to changes in instrument specific credit risk are measured by reference to the change in the respective loan’s delinquency status and performance history at period end from the later of the beginning of the period or acquisition date. Changes in fair value of loans held for sale are included in Net gains on loans held for sale at fair value in the Company’s consolidated statements of income.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which decreases in fair value.

Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value and may be allocated to Net loan servicing fees – Change in fair value of mortgage servicing rights and mortgage servicing liabilities as an economic hedge of the fair value of MSRs in the consolidated statements of income when IRLCs are included as a component of the Company’s MSR hedging strategy.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs (1)	June 30, 2019	December 31, 2018
Pull-through rate:
Range	12.2% – 100%	16.6% – 100%
Weighted average	83.4%	84.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.1 – 5.9	1.5 – 5.5
Weighted average	3.8	3.8
Percentage of unpaid principal balance:
Range	0.3% – 3.0%	0.4% – 3.2%
Weighted average	1.6%	1.5%

(1)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of exchange-traded hedging derivative financial instruments are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on loans acquired for sale at fair value, or Net mortgage loan servicing fees – Change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for accounting purposes from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of these derivative assets are the discount rate and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 98.5% and 97.0%, at June 30, 2019 and December 31, 2018, respectively.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment rates of the underlying loans, and annual per-loan cost to service the loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$183,331	$155,694	$299,082	$299,604
Unpaid principal balance of underlying loans	$11,677,325	$11,142,743	$19,823,176	$21,305,059
Weighted average servicing fee rate (in basis points)	42	36	41	35
Key inputs (1):
Pricing spread (2)
Range	5.9% – 15.8%	7.3% – 13.8%	5.8% – 15.8%	7.3% – 14.1%
Weighted average	8.7%	10.2%	8.8%	10.3%
Annual total prepayment speed (3)
Range	8.7% – 32.8%	4.0% – 61.8%	7.7% – 32.8%	3.9% – 61.8%
Weighted average	13.8%	10.9%	14.4%	9.9%
Life (in years)
Range	2.6 – 7.8	1.1 – 11.5	2.6 – 7.8	1.1 – 11.6
Weighted average	6.1	7.3	6.0	7.7
Per-loan annual cost of servicing
Range	$78 – $100	$78 – $98	$78 – $100	$78 – $98
Weighted average	$97	$90	$96	$90

(1)	Weighted average inputs are based on the UPB of the underlying loans.

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

Following is a quantitative summary of key inputs used in the valuation and assessment for the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2019	December 31, 2018
	(Carrying value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$2,720,335	$2,820,612
Unpaid principal balance of underlying loans	$220,700,176	$201,054,144
Weighted average note interest rate	4.0%	4.0%
Weighted average servicing fee rate (in basis points)	33	33
Key inputs (1):
Pricing spread (2):
Range	5.9% – 15.8%	5.8% – 16.1%
Weighted average	8.6%	8.7%
Effect on fair value of:
5% adverse change	($41,633)	($45,268)
10% adverse change	($81,948)	($89,073)
20% adverse change	($158,854)	($172,556)
Prepayment speed (3):
Range	9.3% – 33.0%	8.4% – 32.6%
Weighted average	13.3%	9.9%
Average life (in years):
Range	1.5 – 7.4	1.5 – 7.9
Weighted average	6.0	7.2
Effect on fair value of:
5% adverse change	($60,349)	($47,687)
10% adverse change	($118,029)	($93,626)
20% adverse change	($226,021)	($180,623)
Annual per-loan cost of servicing:
Range	$77 – $100	$78 – $99
Weighted average	$96	$93
Effect on fair value of:
5% adverse change	($23,403)	($22,944)
10% adverse change	($46,806)	($45,888)
20% adverse change	($93,611)	($91,775)

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

Excess Servicing Spread Financing at Fair Value

The Company categorizes ESS as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The key inputs used in the estimation of ESS fair value include pricing spread (discount rate) and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally discourage mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing its fair value. Changes in the fair value of ESS are included in Net loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Following are the key inputs used in determining the fair value of ESS financing:

	June 30,	December 31,
	2019	2018
Carrying value (in thousands)	$194,156	$216,110
ESS and pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$21,757,903	$23,196,033
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	3.0% – 3.3%	2.8% – 3.2%
Weighted average	3.2%	3.1%
Annualized prepayment speed (3):
Range	8.7% – 15.2%	8.2% – 29.5%
Weighted average	11.1%	9.7%
Average life (in years):
Range	2.9 – 7.3	1.6 – 7.6
Weighted average	6.2	6.8

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Prepayment speed is measured using Life Total CPR.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that management believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread (discount rate), the prepayment rates of the underlying loans, and the per-loan annual cost to service the respective loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2019	2018
MSL and pool characteristics:
Carrying value (in thousands)	$12,948	$8,681
Unpaid principal balance of underlying loans (in thousands)	$1,297,421	$1,160,938
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.8%	7.3%
Prepayment speed (2)	31.8%	32.2%
Average life (in years)	3.5	3.8
Annual per-loan cost of servicing	$320	$373

(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	June 30,	December 31,
Loan type	2019	2018
	(in thousands)
Government-insured or guaranteed	$3,024,387	$2,116,126
Conventional conforming	250,499	144,872
Jumbo	13,522	641
Home equity lines of credit	35	—
Purchased from Ginnie Mae pools serviced by the Company	207,741	250,585
Repurchased pursuant to representations and warranties	10,222	9,423
	$3,506,406	$2,521,647
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$2,925,266	$1,923,857
Mortgage loan participation purchase and sale agreements	549,824	555,001
	$3,475,090	$2,478,858

Note 8—Derivative Financial Instruments

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

The Company also engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and the portion of its MSRs not financed with ESS.

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	4,660,741	$113,311	$1,535	2,805,400	$50,507	$1,169
Repurchase agreement derivatives		16,015	—		26,770	—
Used for hedging purposes:
Forward purchase contracts	19,497,698	70,300	6,826	6,657,026	35,916	215
Forward sales contracts	14,276,156	5,494	42,745	6,890,046	437	26,762
MBS put options	12,775,000	8,092	—	4,635,000	720	—
MBS call options	2,250,000	8,320	—	1,450,000	2,135	—
Put options on interest rate futures purchase contracts	2,835,000	2,674	—	3,085,000	866	—
Call options on interest rate futures purchase contracts	3,687,500	19,186	—	1,512,500	5,965	—
Treasury futures purchase contracts	486,100	—	—	835,000	—	—
Treasury futures sale contracts	1,550,000	—	—	1,450,000	—	—
Interest rate swap futures purchase contracts	2,900,000	—	—	625,000	—	—
Total derivatives before netting		243,392	51,106		123,316	28,146
Netting		(75,276)	(35,154)		(26,969)	(25,082)
		$168,116	$15,952		$96,347	$3,064
Collateral received from derivative counterparties		$(40,122)			$(1,887)

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended June 30, 2019
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	9,313,389	84,608,506	(74,424,197)	19,497,698
Forward sale contracts	7,583,005	93,901,535	(87,208,384)	14,276,156
MBS put options	9,425,000	28,450,000	(25,100,000)	12,775,000
MBS call options	3,350,000	2,250,000	(3,350,000)	2,250,000
Put options on interest rate futures purchase contracts	3,350,000	2,897,500	(3,412,500)	2,835,000
Call options on interest rate futures purchase contracts	2,250,000	6,915,000	(5,477,500)	3,687,500
Put options on interest rate futures sale contracts	—	8,827,500	(8,827,500)	—
Treasury futures purchase contracts	1,810,000	2,700,200	(4,024,100)	486,100
Treasury futures sale contracts	1,075,000	4,499,100	(4,024,100)	1,550,000
Interest rate swap futures purchase contracts	1,025,000	1,875,000	—	2,900,000

	Quarter ended June 30, 2018
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	6,543,783	47,789,665	(47,715,560)	6,617,888
Forward sale contracts	6,924,346	59,686,130	(59,503,274)	7,107,202
MBS put options	3,750,000	4,375,000	(5,450,000)	2,675,000
MBS call options	—	5,450,000	(5,450,000)	—
Put options on interest rate futures purchase contracts	2,800,000	6,177,500	(7,125,000)	1,852,500
Call options on interest rate futures purchase contracts	225,000	1,075,000	(500,000)	800,000
Put options on interest rate futures sale contracts	—	7,125,000	(7,125,000)	—
Call options on interest rate futures sale contracts	—	500,000	(500,000)	—
Treasury futures purchase contracts	510,000	2,991,300	(2,666,300)	835,000
Treasury futures sale contracts	1,250,000	2,866,300	(2,666,300)	1,450,000
Interest rate swap futures purchase contracts	465,000	—	—	465,000

	Six months ended June 30, 2019
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	6,657,026	137,230,351	(124,389,679)	19,497,698
Forward sale contracts	6,890,046	153,575,022	(146,188,912)	14,276,156
MBS put options	4,635,000	47,610,000	(39,470,000)	12,775,000
MBS call options	1,450,000	6,750,000	(5,950,000)	2,250,000
Put options on interest rate futures purchase contracts	3,085,000	9,572,500	(9,822,500)	2,835,000
Call options on interest rate futures purchase contracts	1,512,500	11,377,800	(9,202,800)	3,687,500
Put options on interest rate futures sale contracts	—	18,962,800	(18,962,800)	—
Treasury futures purchase contracts	835,000	6,811,400	(7,160,300)	486,100
Treasury futures sale contracts	1,450,000	7,260,300	(7,160,300)	1,550,000
Interest rate swap futures purchase contracts	625,000	2,275,000	—	2,900,000

	Six months ended June 30, 2018
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	4,920,883	93,120,450	(91,423,445)	6,617,888
Forward sale contracts	5,204,796	116,041,682	(114,139,276)	7,107,202
MBS put options	4,925,000	8,875,000	(11,125,000)	2,675,000
MBS call options	—	11,125,000	(11,125,000)	—
Put options on interest rate futures purchase contracts	2,125,000	11,702,500	(11,975,000)	1,852,500
Call options on interest rate futures purchase contracts	100,000	1,450,000	(750,000)	800,000
Put options on interest rate futures sale contracts	—	11,975,000	(11,975,000)	—
Call options on interest rate futures sale contracts	—	750,000	(750,000)	—
Treasury futures purchase contracts	100,000	4,896,200	(4,161,200)	835,000
Treasury futures sale contracts	—	6,272,500	(4,822,500)	1,450,000
Interest rate swap futures purchase contracts	1,400,000	465,000	(1,400,000)	465,000
Interest rate swap futures sales contracts	—	1,400,000	(1,400,000)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	June 30, 2019			December 31, 2018
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$113,311	$—	$113,311	$50,507	$—	$50,507
Repurchase agreement derivatives	16,015	—	16,015	26,770	—	26,770
	129,326	—	129,326	77,277	—	77,277
Derivatives subject to master netting arrangements:
Forward purchase contracts	70,300	—	70,300	35,916	—	35,916
Forward sale contracts	5,494	—	5,494	437	—	437
MBS put options	8,092	—	8,092	720	—	720
MBS call options	8,320	—	8,320	2,135	—	2,135
Put options on interest rate futures purchase contracts	2,674	—	2,674	866	—	866
Call options on interest rate futures purchase contracts	19,186	—	19,186	5,965	—	5,965
Netting		(75,276)	(75,276)	—	(26,969)	(26,969)
	114,066	(75,276)	38,790	46,039	(26,969)	19,070
	$243,392	$(75,276)	$168,116	$123,316	$(26,969)	$96,347

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2019				December 31, 2018
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$113,311	$—	$—	$113,311	$50,507	$—	$—	$50,507
RJ O'Brien	21,860	—	—	21,860	6,831	—	—	6,831
Deutsche Bank	16,015	—	—	16,015	26,770	—	—	26,770
Wells Fargo Bank, N.A.	5,516	—	—	5,516	3,707	—	—	3,707
Goldman Sachs	4,112	—	—	4,112	—	—	—	—
Nomura Securities International, Inc.	2,834	—	—	2,834	—	—	—	—
Bank of America, N.A.	2,427	—	—	2,427	2,781	—	—	2,781
Mizuho Securities	1,746	—	—	1,746	—	—	—	—
Citibank, N.A.	—	—	—	—	2,488	—	—	2,488
JPMorgan Chase Bank, N.A.	—	—	—	—	1,399	—	—	1,399
Others	295	—	—	295	1,864	—	—	1,864
	$168,116	$—	$—	$168,116	$96,347	$—	$—	$96,347

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2019			December 31, 2018
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$1,535	$—	$1,535	$1,169	$—	$1,169
Derivatives subject to a master netting arrangement:
Forward purchase contracts	6,826	—	6,826	215	—	215
Forward sale contracts	42,745	—	42,745	26,762	—	26,762
Netting	—	(35,154)	(35,154)	—	(25,082)	(25,082)
	49,571	(35,154)	14,417	26,977	(25,082)	1,895
Total derivatives	51,106	(35,154)	15,952	28,146	(25,082)	3,064
Assets sold under agreements to repurchase:
Amount outstanding	2,748,374	—	2,748,374	1,935,200	—	1,935,200
Unamortized debt issuance premiums and costs, net	(1,290)	—	(1,290)	(1,341)	—	(1,341)
	2,747,084	—	2,747,084	1,933,859	—	1,933,859
	$2,798,190	$(35,154)	$2,763,036	$1,962,005	$(25,082)	$1,936,923

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

	June 30, 2019				December 31, 2018
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,535	$—	$—	$1,535	$1,169	$—	$—	$1,169
Credit Suisse First Boston Mortgage Capital LLC	939,988	(939,988)	—	—	691,030	(690,766)	—	264
Bank of America, N.A.	419,594	(419,594)	—	—	170,820	(170,820)	—	—
Citibank, N.A.	351,072	(350,235)	—	837	14,960	(14,960)	—	—
Morgan Stanley Bank, N.A.	326,564	(317,269)	—	9,295	77,687	(77,687)	—	—
JPMorgan Chase Bank, N.A.	320,478	(320,478)	—	—	54,326	(54,326)	—	—
BNP Paribas	190,654	(190,654)	—	—	149,675	(149,482)	—	193
Royal Bank of Canada	128,681	(128,681)	—	—	35,181	(35,181)	—	—
Deutsche Bank	81,475	(81,475)	—	—	741,978	(741,978)	—	—
Federal National Mortgage Association	2,168	—	—	2,168	—	—	—	—
Others	2,117	—	—	2,117	1,438	—	—	1,438
	$2,764,326	$(2,748,374)	$—	$15,952	$1,938,264	$(1,935,200)	$—	$3,064

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2019	2018	2019	2018
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value	$45,711	$4,793	$62,438	$(2,583)
Repurchase agreement derivatives	Interest expense	$(1,143)	$(692)	$(1,700)	$(1,118)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(67,154)	$1,855	$(101,822)	$89,602
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$203,180	$(24,289)	$337,737	$(127,882)

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$2,905,090	$2,354,489	$2,820,612	$638,010
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426
Balance after reclassification	2,905,090	2,354,489	2,820,612	2,120,436
Additions:
Purchases (purchase adjustments)	(373)	2,523	227,399	30,129
Resulting from loan sales	183,331	155,694	299,082	299,604
	182,958	158,217	526,481	329,733
Change in fair value due to:
Changes in inputs used in valuation model (1)	(256,449)	44,796	(418,087)	175,245
Other changes in fair value (2)	(111,264)	(71,345)	(208,671)	(139,257)
Total change in fair value	(367,713)	(26,549)	(626,758)	35,988
Balance at end of period	$2,720,335	$2,486,157	$2,720,335	$2,486,157

			June 30,	December 31,
			2019	2018
			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable			$2,710,342	$2,807,333

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$7,844	$12,063	$8,681	$14,120
Mortgage servicing liabilities resulting from loan sales	6,838	1,770	7,632	3,807
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	2,756	2,537	6,057	5,180
Other changes in fair value (2)	(4,490)	(6,117)	(9,422)	(12,854)
Total change in fair value	(1,734)	(3,580)	(3,365)	(7,674)
Balance at end of period	$12,948	$10,253	$12,948	$10,253

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Contractual servicing fees	$180,753	$138,871	$347,543	$274,354
Other fees:
Late charges	9,015	7,049	18,827	14,508
Other	2,612	1,814	4,273	3,376
	$192,380	$147,734	$370,643	$292,238

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years, some of which include options to extend for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended	Six months ended
	June 30, 2019	June 30, 2019
	(dollars in thousands)
Lease expense:
Operating leases	$3,232	$6,461
Short-term leases	214	431
Sublease income	(27)	(59)
Net lease expense included in Occupancy and equipment	$3,419	$6,833

Other information:
Cash payments for operating leases	$3,884	$7,730
Operating lease right-of-use assets recognized	$87	$58,713
Weighted averages:
Remaining lease term (in years)		6.4
Discount rate		4.62%

The maturities of the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2020	$15,671
2021	14,859
2022	12,739
2023	11,837
2024	9,903
Thereafter	19,591
Total lease payments	84,600
Less imputed interest	(11,139)
Total	$73,461

As of June 30, 2019, the Company had one operating lease that has not yet commenced with an undiscounted minimum payment commitment totaling $1.5 million. The lease is expected to commence in May 2020.

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2019.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value or participation certificates backed by MSRs. Eligible loans and participation certificates backed by MSRs are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the lender’s overnight cost of funds rate or on LIBOR depending on the terms of the respective agreements. Loans and MSRs financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,988,920	$1,574,012	$1,715,846	$1,608,535
Weighted average interest rate (1)	4.35%	3.90%	4.40%	3.74%
Total interest expense (2)	$19,645	$4,535	$28,280	$11,267
Maximum daily amount outstanding	$2,748,375	$2,028,713	$2,748,375	$2,380,121

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,748,374	$1,935,200
Unamortized debt issuance premiums and costs, net	(1,290)	(1,341)
	$2,747,084	$1,933,859
Weighted average interest rate	4.01%	4.22%
Available borrowing capacity (3):
Committed	$80,406	$695,767
Uncommitted	2,156,220	2,354,033
	$2,236,626	$3,049,800
Fair value of assets securing repurchase agreements:
Loans held for sale	$2,925,266	$1,923,857
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$118,716	$131,025
Servicing advances (4)	$151,384	$162,895
Mortgage servicing rights (4)	$2,618,932	$2,807,333
Margin deposits placed with counterparties (5)	$3,750	$3,750

(1)

Excludes the effect of amortization of net premiums totaling $2.0 million and $9.4 million for the quarter and six months ended June 30, 2019, respectively, and $10.8 million and $18.8 million for the quarter and six months ended June 30, 2018, respectively.

(2)

In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $3.9 million and $12.5 million of such incentives as reductions in Interest expense during the quarters ended June 30, 2019 and 2018, respectively, and $13.2 million and $22.7 million during the six months ended June 30, 2019 and 2018, respectively. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. The lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

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

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2019	Balance
(dollars in thousands)
Within 30 days	$385,095
Over 30 to 90 days	2,201,740
Over 90 to 180 days	6,539
Over 180 days to one year	155,000
Total assets sold under agreements to repurchase	$2,748,374
Weighted average maturity (in months)	2.4

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2019:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$1,314,198	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$73,613	August 20, 2019	April 24, 2020
Bank of America, N.A.	$109,665	August 4, 2019	October 28, 2019
JP Morgan Chase Bank, N.A.	$63,772	August 30, 2019	October 11, 2019
Morgan Stanley Bank, N.A.	$25,753	August 23, 2019	August 23, 2019
Citibank, N.A.	$24,944	August 6, 2019	August 6, 2019
BNP Paribas	$11,892	August 2, 2019	August 2, 2019
Royal Bank of Canada	$10,481	August 1, 2019	September 30, 2019
Deutsche Bank AG	$9,863	August 21, 2019	August 21, 2019

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation Purchase and Sale Agreements

Certain of the borrowing facilities secured by loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to a lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$251,997	$246,368	$244,374	$231,076
Weighted average interest rate (1)	3.63%	3.21%	3.65%	3.06%
Total interest expense	$2,419	$2,190	$4,730	$3,917
Maximum daily amount outstanding	$523,279	$528,368	$548,038	$528,368

(1)

Excludes the effect of amortization of facility fees totaling $135,000 and $212,000 for the quarters ended June 30, 2019 and 2018, respectively, and $270,000 and $383,000 for the six months ended June 30, 2019 and 2018, respectively.

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$523,279	$532,466
Unamortized debt issuance costs	(102)	(215)
	$523,177	$532,251
Weighted average interest rate	3.65%	3.77%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$549,824	$555,001

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

MSR Note Payable

On February 1, 2018, the Company issued a note payable in favor of CS Cayman that is secured by Fannie Mae and Freddie Mac MSRs.  Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on February 1, 2020. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the quarter and six months ended June 30, 2019 or 2018.

Notes payable are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$1,300,000	$1,150,000	$1,300,000	$1,069,890
Weighted average interest rate (1)	5.27%	5.33%	5.26%	5.44%
Total interest expense	$18,039	$16,348	$36,034	$34,570
Maximum daily amount outstanding	$1,300,000	$1,150,000	$1,300,000	$1,150,000

(1)

Excludes the effect of amortization of debt issuance costs and non-utilization fees totaling $0.9 million and $1.1 million for the quarters ended June 30, 2019 and 2018, respectively, and $1.8 million and $5.5 million for the six months ended June 30, 2019 and 2018, respectively.

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(6,820)	(7,709)
	$1,293,180	$1,292,291
Weighted average interest rate	5.18%	5.07%
Unused amount	$150,000	$150,000
Assets pledged to secure notes payable:
Cash	$184,278	$108,174
Servicing advances (1)	$151,384	$162,895
Mortgage servicing rights (1)	$2,710,342	$2,807,333

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

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$10,135	$14,544	$8,406	$18,703
Weighted average interest rate	4.39%	3.92%	4.39%	3.78%
Total interest expense	$136	$152	$202	$322
Maximum daily amount outstanding	$28,295	$16,435	$28,295	$20,971

	June 30,	December 31,
	2019	2018
	(dollars in thousands)
Unpaid principal balance	$28,295	$6,605
Weighted average interest rate	4.39%	4.46%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$23,971	$16,281
Capitalized software	$15,097	$1,017

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

Following is a summary of ESS:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$205,081	$236,002	$216,110	$236,534
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	442	580	950	1,484
Accrual of interest	2,767	3,910	5,833	7,844
Repayment	(10,530)	(12,018)	(21,082)	(24,309)
Change in fair value	(3,604)	996	(7,655)	7,917
Balance at end of period	$194,156	$229,470	$194,156	$229,470

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$17,982	$20,429	$21,155	$20,053
Provision for losses on loans sold:
Resulting from sales of loans	1,647	1,216	2,714	2,708
Reduction in liability due to change in estimate	(920)	(1,359)	(5,130)	(2,472)
Incurred losses, net	—	301	(30)	298
Balance at end of period	$18,709	$20,587	$18,709	$20,587
Unpaid principal balance of loans subject to representations and warranties at end of period	$127,670,206	$133,585,457

Note 13—Income Taxes

The Company’s effective income tax rates were 27.0% and 8.4% for the quarters ended June 30, 2019 and 2018, respectively, and 25.7% and 8.4% for the six months ended June 30, 2019 and 2018, respectively. Beginning November 1, 2018, the Company’s income subject to income tax includes the portion of its income formerly attributed to the noncontrolling interest, which was not subject to income tax at the parent Company level before the Reorganization. As a result, the Company reported a higher effective tax rate for the quarter and six months ended June 30, 2019 than for the quarter and six months ended June 30, 2018.

Note 14—Commitments and Contingencies

Litigation

From time to time, the Company may be a party to legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

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

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $4.7 billion as of June 30, 2019.

Note 15—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2019	2018	2019	2018	total (1)
	(in thousands)
Shares of common stock repurchased	51	236	51	236	816
Cost of shares of common stock repurchased	$1,056	$4,826	$1,056	$4,826	$14,948

(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through June 30, 2019.

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

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended	Six months ended
	June 30, 2018	June 30, 2018
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$17,837	$34,456
Increase in the Company's paid-in capital accounts for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$13,265	$28,124
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders and issued as equity compensation	737	1,485

Note 17—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(13,579)	$(110,242)	$(54,821)	$(292,043)
Hedging activities	(73,145)	(12,567)	(82,072)	91,829
	(86,724)	(122,809)	(136,893)	(200,214)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	176,493	153,924	291,450	295,797
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(1,647)	(1,216)	(2,714)	(2,708)
Reduction in liability due to change in estimate	920	1,359	5,130	2,472
Change in fair value of loans and derivatives held at period end:
Interest rate lock commitments	45,711	4,793	62,438	(2,583)
Loans	(29,522)	(4,454)	(29,686)	14,510
Hedging derivatives	5,991	14,422	(19,750)	(2,227)
	111,222	46,019	169,975	105,047
From PennyMac Mortgage Investment Trust	36,311	14,927	62,334	27,313
	$147,533	$60,946	$232,309	$132,360

Note 18—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$2,706	$579	$4,639	$1,187
Loans held for sale at fair value	34,366	34,434	65,709	61,041
Placement fees relating to custodial funds	32,136	18,193	55,397	31,617
	69,208	53,206	125,745	93,845
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,692	1,898	3,488	3,874
	70,900	55,104	129,233	97,719

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	19,645	4,535	28,280	11,267
Mortgage loan participation purchase and sale agreements	2,419	2,190	4,730	3,917
Notes payable	18,039	16,348	36,034	34,570
Obligations under capital lease	136	152	202	322
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	8,214	4,546	12,525	9,376
Interest on mortgage loan impound deposits	1,704	935	2,863	2,065
	50,157	28,706	84,634	61,517
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	2,767	3,910	5,833	7,844
	52,924	32,616	90,467	69,361
	$17,976	$22,488	$38,766	$28,358

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement.  The Company included $3.9 million and $12.5 million of such incentives as reductions in Interest expense during the quarter ended June 30, 2019 and 2018, respectively, and $13.2 million and $22.7 million during the six months ended June 30, 2019 and 2018, respectively. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. The lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

Note 19—Stock-based Compensation

As of June 30, 2019, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Grants:
Units:
Performance-based RSUs	—	—	665	524
Stock options	—	—	344	674
Time-based RSUs	—	—	330	316
Grant date fair value:
Performance-based RSUs	$—	$—	$15,253	$12,791
Stock options	—	—	2,965	6,147
Time-based RSUs	—	—	7,545	7,703
Total	$—	$—	$25,763	$26,641
Vestings and exercises:
Performance-based RSUs vested	—	774	648	774
Stock options exercised	29	33	118	229
Time-based RSUs vested	—	11	291	244
Compensation expense	$5,652	$6,063	$10,183	$12,234

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

Potentially dilutive shares of common stock include non-vested stock-based compensation awards and, before the Reorganization, PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding based on the outstanding stock-based compensation awards. As a result of the Reorganization, all PNMAC Class A units converted into shares of the Company’s common stock on a one-for-one basis.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$72,696	$17,837	$118,831	$34,456
Weighted average shares of common stock outstanding	78,335	24,959	77,996	24,399
Basic earnings per share of common stock	$0.93	$0.71	$1.52	$1.41

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$72,696	$17,837	$118,831	$34,456
Net income attributable to dilutive stock-based compensation units	—	614	—	1,842
Net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	—	36,766	—	72,396
Net income attributable to common stockholders for diluted earnings per share	$72,696	$55,217	$118,831	$108,694
Weighted average shares of common stock outstanding applicable to basic earnings per share	78,335	24,959	77,996	24,399
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	983	1,381	1,305	1,965
PennyMac Class A units exchangeable to Class A common stock	—	52,485	—	52,583
Weighted average shares of common stock applicable to diluted earnings per share	79,318	78,825	79,301	78,947
Diluted earnings per share of common stock	$0.92	$0.70	$1.50	$1.38

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

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	1,811	1,190	1,547	1,003
Time-based RSUs	—	209	1	132
Stock options (2)	982	1,299	845	629
Total anti-dilutive stock-based compensation	2,793	2,698	2,393	1,764
Weighted average exercise price of anti-dilutive stock options (2)	$18.34	$17.79	$18.34	$17.79

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 21—Supplemental Cash Flow Information

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash paid for interest	$73,905	$85,540
Cash paid for income taxes (refunds received), net	$261	$(416)
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$299,082	$299,604
Mortgage servicing liabilities resulting from loan sales	$7,632	$3,807
Unsettled portion of MSR acquisitions	$9,457	$—
Operating right-of-use assets recognized upon the adoption of ASU 2016-02	$58,713	$—
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$950	$1,484
Issuance of common stock and Class A common stock in settlement of director fees	$136	$160

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2019		December 31, 2018
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$1,922,068	$565,849	$1,788,430	$514,089
Ginnie Mae – PLS	$1,676,194	$833,567	$1,535,826	$733,342
Ginnie Mae – PennyMac	$1,945,850	$916,923	$1,786,430	$806,676
HUD – PLS	$1,676,194	$2,500	$1,535,826	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$300,366	$77,699	$271,802	$70,775
Ginnie Mae – PLS	$300,366	$209,988	$271,802	$189,592
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	20%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 23—Segments

The Company operates in three segments: production, servicing and investment management.

Two of the segments are in the mortgage banking business: production and servicing. The production segment performs loan origination, acquisition and sale activities. The servicing segment performs servicing of loans, execution and management of early buyout loan transactions and servicing of loans sourced and managed by the investment management segment for PMT, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions and managing the acquired assets and correspondent production activities for PMT.

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net loan servicing fees	$—	$59,134	$59,134	$—	$59,134
Net gains on loans held for sale at fair value	124,860	22,673	147,533	—	147,533
Loan origination fees	36,924	—	36,924	—	36,924
Fulfillment fees from PennyMac Mortgage Investment Trust	29,590	—	29,590	—	29,590
Net interest income (expense):
Interest income	18,900	52,000	70,900	—	70,900
Interest expense	13,898	39,015	52,913	11	52,924
	5,002	12,985	17,987	(11)	17,976
Management fees	—	—	—	8,832	8,832
Other	117	1,332	1,449	1,539	2,988
Total net revenue	196,493	96,124	292,617	10,360	302,977
Expenses	98,249	98,797	197,046	6,341	203,387
Income before provision for income taxes	$98,244	$(2,673)	$95,571	$4,019	$99,590
Segment assets at quarter end	$3,556,575	$4,823,468	$8,380,043	$18,333	$8,398,376

(1)	All revenues are from external customers.

	Quarter ended June 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net loan servicing fees	$—	$113,689	$113,689	$—	$113,689
Net gains on loans held for sale at fair value	33,966	26,980	60,946	—	60,946
Loan origination fees	24,428	—	24,428	—	24,428
Fulfillment fees from PennyMac Mortgage Investment Trust	14,559	—	14,559	—	14,559
Net interest income (expense):
Interest income	16,874	38,230	55,104	—	55,104
Interest expense	1,025	31,576	32,601	15	32,616
	15,849	6,654	22,503	(15)	22,488
Management fees	—	—	—	5,664	5,664
Carried Interest from Investment Funds	—	—	—	(168)	(168)
Other	536	728	1,264	1,428	2,692
Total net revenue	89,338	148,051	237,389	6,909	244,298
Expenses	70,320	93,483	163,803	5,797	169,600
Income before provision for income taxes	$19,018	$54,568	$73,586	$1,112	$74,698
Segment assets at quarter end (2)	$2,280,251	$4,542,815	$6,823,066	$10,633	$6,833,699

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist of $8.0 million of cash.

	Six months ended June 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net loan servicing fees	$—	$139,705	$139,705	$—	$139,705
Net gains on loans held for sale at fair value	191,581	40,728	232,309	—	232,309
Loan origination fees	60,854	—	60,854	—	60,854
Fulfillment fees from PennyMac Mortgage Investment Trust	57,164	—	57,164	—	57,164
Net interest income (expense):
Interest income	33,269	95,964	129,233	—	129,233
Interest expense	17,813	72,636	90,449	18	90,467
	15,456	23,328	38,784	(18)	38,766
Management fees	—	—	—	16,080	16,080
Other	605	2,097	2,702	3,102	5,804
Total net revenue	325,660	205,858	531,518	19,164	550,682
Expenses	180,410	197,368	377,778	13,023	390,801
Income before provision for income taxes	$145,250	$8,490	$153,740	$6,141	$159,881
Segment assets at period end	$3,556,575	$4,823,468	$8,380,043	$18,333	$8,398,376

(1)	All revenues are from external customers.

	Six months ended June 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net loan servicing fees	$—	$230,478	$230,478	$—	$230,478
Net gains on loans held for sale at fair value	70,164	62,196	132,360	—	132,360
Loan origination fees	48,991	—	48,991	—	48,991
Fulfillment fees from PennyMac Mortgage Investment Trust	26,503	—	26,503	—	26,503
Net interest income (expense):
Interest income	31,122	66,597	97,719	—	97,719
Interest expense	3,127	66,203	69,330	31	69,361
	27,995	394	28,389	(31)	28,358
Management fees	—	—	—	11,439	11,439
Carried Interest from Investment Funds	—	—	—	(348)	(348)
Other	852	1,123	1,975	2,743	4,718
Total net revenue	174,505	294,191	468,696	13,803	482,499
Expenses	138,317	184,748	323,065	11,740	334,805
Income before provision for income taxes	$36,188	$109,443	$145,631	$2,063	$147,694
Segment assets at period end (2)	$2,280,251	$4,542,815	$6,823,066	$10,633	$6,833,699

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist of $8.0 million of cash.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period, on July 23, 2019, the Company through PLS, entered into an amendment (the “Amendment”) to its Master Repurchase Agreement, dated as of August 19, 2016, by and among JP Morgan Chase Bank, N.A. (“JPM”) and PLS, pursuant to which PLS may sell to, and later repurchase from, JPM certain newly originated mortgage loans. Pursuant to the Amendment, the maximum aggregate purchase price provided for in the Repurchase Agreement was increased from $500 million to $1 billion and the uncommitted amount of which was increased from $450 million to $950 million.

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

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage and home equity loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government‑sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

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

•	The production segment performs loan origination, acquisition and sale activities.
•	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PMT.
•

The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,			Six months ended June 30,
	2019	2018		2019	2018
	(dollars in thousands, except per share amounts)
Revenues:
Net loan servicing fees	$59,134	$113,689		$139,705	$230,478
Net gains on loans held for sale at fair value	147,533	60,946		232,309	132,360
Loan origination fees	36,924	24,428		60,854	48,991
Fulfillment fees from PennyMac Mortgage Investment Trust	29,590	14,559		57,164	26,503
Net interest income	17,976	22,488		38,766	28,358
Management fees	8,832	5,664		16,080	11,439
Other	2,988	2,524		5,804	4,370
Total net revenue	302,977	244,298		550,682	482,499
Expenses	203,387	169,600		390,801	334,805
Provision for income taxes	26,894	6,293		41,050	12,363
Net income	$72,696	$68,405		$118,831	$135,331
Earnings per share
Basic	$0.93	$0.71		$1.52	$1.41
Diluted	$0.92	$0.70		$1.50	$1.38
Annualized return on average common stockholders' equity	16.7%	13.7%	%	13.9%	13.7%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$98,244	$19,018		$145,250	$36,188
Servicing	(2,673)	54,568		8,490	109,443
Total mortgage banking	95,571	73,586		153,740	145,631
Investment management	4,019	1,112		6,141	2,063
	$99,590	$74,698		$159,881	$147,694
During the period:
Interest rate lock commitments issued	$16,733,861	$11,854,920		$26,868,060	$22,712,555
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$10,741,078	$5,396,370		$18,876,630	$9,622,001
At end of period:
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$220,700,176	$178,264,240
Mortgage servicing liabilities	1,297,421	1,569,602
Loans held for sale	3,342,187	2,448,908
	225,339,784	182,282,750
Subserviced for PMT	109,131,225	81,214,629
	$334,471,009	$263,497,379
Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$1,943,934	$1,545,487
Investment Funds	—	765
	$1,943,934	$1,546,252
Book value per share	$22.72	$21.19

For the quarter and six months ended June 30, 2019, pretax income increased $24.9 million and $12.2 million, respectively, compared to the same periods in 2018. The increases were primarily due to increases in Net gains on loans held for sale at fair value,  Fulfillment fees from PennyMac Mortgage Investment Trust, and Loan origination fees,  reflecting higher production volume and improved profit margins, partially offset by decreases in Net loan servicing fees and increases in total expenses. The decreases in Net loan servicing fees were mainly due to the effect of lower interest rates on the fair value of our MSRs that resulted in fair value losses net of hedging results, compared to fair value gains during the same periods in 2018. The increases in total expenses were mainly due to increases in loan origination and compensation expenses, reflecting the continuing growth of our mortgage banking activities.

These increases in pretax income were offset by increases in the provision for income taxes resulting from the Reorganization. As a result of the increased provision for income taxes, net income increased by only $4.3 million for the quarter ended June 30, 2019 compared to the same period in 2018 and net income for the six months ended June 30, 2019 decreased $16.5 million compared to the same period in 2018. However, as a result of the Reorganization, we no longer allocate any of our net income to our former noncontrolling interest. As the result, net income attributable to PennyMac Financial Services, Inc. common stockholders increased $54.8 million and $84.4 million for the quarter and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$180,753	$138,871	$347,543	$274,354
From PennyMac Mortgage Investment Trust	11,568	9,431	22,138	20,450
From Investment Funds	—	3	—	3
Other fees	26,008	13,637	48,025	27,808
	218,329	161,942	417,706	322,615
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(159,195)	(48,253)	(278,001)	(92,137)
Net loan servicing fees	$59,134	$113,689	$139,705	$230,478
Average loan servicing portfolio	$329,355,881	$259,413,456	$317,939,656	$254,525,871

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Realization of cash flows	$(106,774)	$(65,227)	$(199,249)	$(126,403)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(259,205)	42,259	(424,144)	170,065
Change in fair value of excess servicing spread	3,604	(996)	7,655	(7,917)
Hedging results	203,180	(24,289)	337,737	(127,882)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(159,195)	$(48,253)	$(278,001)	$(92,137)
Average balances:
Mortgage servicing rights	$2,857,128	$2,437,780	$2,842,219	$2,351,373
Mortgage servicing liabilities	$9,635	$10,584	$9,064	$11,372
Excess servicing spread financing	$200,838	$233,858	$206,416	$236,102
At period end:
Mortgage servicing rights	$2,720,335	$2,486,157
Mortgage servicing liabilities	$12,948	$10,253
Excess servicing spread financing	$194,156	$229,470

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2019	2018
	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$152,546,247	$144,296,544
Acquired	68,153,929	56,757,600
	220,700,176	201,054,144
Mortgage servicing liabilities	1,297,421	1,160,938
Loans held for sale	3,342,187	2,420,636
	225,339,784	204,635,718
Subserviced for PMT	108,856,599	94,276,938
Total prime servicing	334,196,383	298,912,656
Special servicing – Subserviced for PMT	274,626	381,216
Total loans serviced	$334,471,009	$299,293,872

Net loan servicing fees decreased $54.6 million and $90.8 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to an increase of $110.9 million and $185.9 million in losses in fair value of MSRs and mortgage servicing liabilities (“MSLs”), net of hedging results, during the quarter and six months ended June 30, 2019, respectively, resulting from the effect of decreasing interest rates. The increased losses were partially offset by increases of $56.4 million and $95.1 million in loan servicing fees for the quarter and six months ended June 30, 2019, respectively, resulting from an increase in our average servicing portfolio of 27% and 25% for the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Net Gains on Loans Held for Sale at Fair Value

Most of our loan production consists of government-insured or guaranteed mortgage loans that we source primarily through PMT. PMT is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. We purchase such loans that PMT acquires through its correspondent production activities and pay PMT a sourcing fee ranging from two to three and one-half basis points on the UPB of such mortgage loans.

During the quarter and six months ended June 30, 2019, we recognized Net gains on loans held for sale at fair value totaling $147.5 million and $232.3 million, respectively, an increase of $86.6 million and $99.9 million, respectively, compared to the same periods in 2018. The increases were primarily due to an improvement in profit margins in our mortgage production business and an increase in loan production volume, reflecting increased demand for mortgage loans during 2019 as compared to 2018.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(13,579)	$(110,242)	$(54,821)	$(292,043)
Hedging activities	(73,145)	(12,567)	(82,072)	91,829
	(86,724)	(122,809)	(136,893)	(200,214)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	176,493	153,924	291,450	295,797
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(1,647)	(1,216)	(2,714)	(2,708)
Reduction in liability due to change in estimate	920	1,359	5,130	2,472
Change in fair value of loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	45,711	4,793	62,438	(2,583)
Loans	(29,522)	(4,454)	(29,686)	14,510
Hedging derivatives	5,991	14,422	(19,750)	(2,227)
	111,222	46,019	169,975	105,047
From PennyMac Mortgage Investment Trust	36,311	14,927	62,334	27,313
	$147,533	$60,946	$232,309	$132,360
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$14,359,810	$10,757,969	$23,191,305	$20,513,407
Conventional mortgage loans	2,364,992	1,068,236	3,655,317	2,162,453
Jumbo mortgage loans	6,447	28,715	17,365	36,695
Home equity lines of credit	2,612	—	4,073	—
	$16,733,861	$11,854,920	$26,868,060	$22,712,555
At end of period:
Loans held for sale at fair value	$3,506,406	$2,527,231
Commitments to fund and purchase mortgage loans	$4,660,741	$4,291,135

Our gain on sale of  loans held for sale includes both cash and non-cash elements. We receive proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represents the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent loans (“EBO loans”) we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representation and warranties we provide in our loan sale transactions. How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

Our agreements with the purchasers and insurers include representations and warranties related to the loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects or indemnify the purchaser or insurer. In such cases, we bear any subsequent credit loss on the loans. Our credit loss may be reduced by any recourse we have to correspondent originators that sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $1.6 million and $2.7 million for the quarter and six months ended June 30, 2019, respectively, compared to $1.2 million and $2.7 million during the quarter and six months ended June 30, 2018, respectively. We also recorded reductions in the liability of $0.9 million and $5.1 million during the quarter and six months ended June 30, 2019, respectively, compared to $1.4 million and 2.5 million during the quarter and six months ended June 20, 2018, respectively. The reductions in the liability resulted from previously sold loans meeting criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
During the period:
Indemnification activity:
Loans indemnified by PFSI at beginning of period	$9,464	$10,001	$8,899	$7,579
New indemnifications	3,584	546	4,266	3,178
Less indemnified loans sold, repaid or refinanced	120	213	237	423
Loans indemnified by PFSI at end of period	$12,928	$10,334	$12,928	$10,334
Repurchase activity:
Total loans repurchased by PFSI	$7,248	$6,672	$11,312	$12,985
Less:
Loans repurchased by correspondent lenders	4,364	4,259	7,284	10,905
Loans repaid by borrowers or resold with defects resolved	1,688	450	2,595	566
Net loans repurchased (resold or repaid) with losses chargeable to liability for representations and warranties	$1,196	$1,963	$1,433	$1,514
Net losses charged to liability for representations and warranties	$—	$(301)	$30	$(298)

At end of period:
Unpaid principal balance of loans subject to representations and warranties	$127,670,206	$133,585,457
Liability for representations and warranties	$18,709	$20,587

During the quarter and six months ended June 30, 2019, we repurchased loans totaling $7.2 million and $11.3 million in UPB, respectively. We recorded losses of $30,000 net of recoveries, during the six months ended June 30, 2019. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change or investor and insurer loss mitigation strategies are adjusted, the level of repurchase activity may increase.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff and approved by our senior management credit committee which includes our senior executives and senior management in our loan production, loan servicing and credit risk management areas.

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of mortgage loans sold by us and subject to representation and warranty liability to date represents the maximum exposure to repurchases related to representations and warranties.

Loan origination fees

Loan origination fees increased $12.5 million and $11.9 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase was primarily due to an increase in volume of loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated as a percentage of the UPB of the loans we fulfill for PMT.

Following is a summary of our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fulfillment fee revenue	$29,590	$14,559	$57,164	$26,503
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$10,741,078	$5,396,370	$18,876,630	$9,622,001
Average fulfillment fee rate (in basis points)	28	27	30	28

Fulfillment fees increased $15.0 million and $30.7 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to a combination of an increase in PMT’s loan production volume and a decrease in discretionary reductions in the fulfillment fee rate during the quarter and six months ended June 30, 2019, compared to the same periods in 2018.

Net Interest Income

Net interest income decreased $4.5 million during the quarter ended June 30, 2019 compared to the same period in 2018. The decrease was primarily due to:

•

an increase in interest expense on repurchase agreements, reflecting the substantial curtailment of financing incentives we received from one of our lenders and an increase in average borrowing balances during the quarter ended June 30, 2019 to fund a  higher volume of mortgage loan production compared to the same period in 2018;

•	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of the lower interest rates in 2019 as compared to 2018;
•

partially offset by an increase in placement fees we receive relating to custodial funds that we manage, reflecting the growth of our servicing portfolio and higher earnings rates in 2019 compared to 2018.

Net interest income increased $10.4 million during the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily due to an increase in the placement fees we receive relating to custodial funds, partially offset by an increase in interest expense on repurchase agreements due to a reduction in incentives received to finance certain mortgage loans.

We entered into a master repurchase agreement in 2017 that provides us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $3.9 million and $12.5 million of such incentives as reductions in Interest expense during the quarter ended June 30, 2019 and 2018, respectively, and $13.2 million and $22.7 million during the six months ended June 30, 2019 and 2018, respectively. The master repurchase agreement expires on August 21, 2019, unless extended or terminated earlier at the option of the lender. As we expected, the lender substantially curtailed the incentives provided under the master repurchase agreement through an orderly wind down of the incentive program during the quarter ended June 30, 2019.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Management Fees:
PennyMac Mortgage Investment Trust:
Base management	$6,839	$5,728	$12,948	$11,424
Performance incentive	1,993	—	3,132	—
	8,832	5,728	16,080	11,424
Investment Funds	—	(64)	—	15
Total management fees	8,832	5,664	16,080	11,439
Carried Interest	—	(168)	—	(348)
Total management fees and Carried Interest	$8,832	$5,496	$16,080	$11,091
Net assets of Advised Entities at end of period:
PennyMac Mortgage Investment Trust	$1,943,934	$1,545,487
Investment Funds	—	765
	$1,943,934	$1,546,252

Management fees increased $3.2 million and $4.6 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018, reflecting the combined effect of the performance incentive fees arising from PMT’s increased profitability and the increase in PMT’s average shareholders’ equity upon which its base management fees are based. The increase in average shareholders’ equity was primarily due to the issuance of new common shares by PMT during the quarter and six months ended June 30, 2019.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Salaries and wages	$67,329	$63,109	$134,387	$126,489
Incentive compensation	27,588	16,938	46,763	36,514
Taxes and benefits	14,148	12,430	29,984	25,316
Stock and unit-based compensation	5,652	6,063	10,183	12,234
	$114,717	$98,540	$221,317	$200,553
Head count:
Average	3,534	3,300	3,503	3,270
Quarter end	3,615	3,323

Compensation expense increased $16.2 million and $20.8 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increases in incentive compensation resulting from performance-based incentives in our mortgage banking business, higher than expected attainment of profitability targets along with increases in salaries and wages due to increased average headcounts resulting from the growth in our mortgage banking activities during the quarter and six months ended June 30, 2019.

Servicing

Servicing expenses increased $518,000 and $4.5 million during the quarter and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increased purchases of EBO loans from Ginnie Mae guaranteed pools for the quarter and six months ended June 30, 2019 compared to the same periods in 2018. During the six months ended June 30, 2019, we purchased  $785.5 million in UPB of EBO loans, compared to $692.8 million during the same period in 2018.

The EBO program reduces the ongoing cost of servicing defaulted loans that have been sold into Ginnie Mae MBS when we purchase and either sell the defaulted loans or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rates. While the EBO program reduces the ultimate cost of servicing such loan pools, it results in loss recognition when the loans are purchased. We recognize the loss because purchasing the mortgage loans from their Ginnie Mae pools causes us to write off accumulated non-reimbursable interest advances, net of interest receivable from the loans’ insurer or guarantor at the debenture rate of interest we receive from the insurer or guarantor while the loan is in default.

Loan origination

Loan origination expense increased $17.9 million and $30.3 million during the quarter and six months ended June  30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increases in wholesale brokerage fees and loan file compilation expenses, resulting from increased consumer and broker direct lending activities, as well as an increase in lender paid fees due to the mix of production volume shifting toward a higher proportion of VA-guaranteed loans during the quarter and six months ended June 30, 2019 as compared to the same periods during 2018.

Provision for Income Taxes

Our effective income tax rates were 27.0%  and 25.7% during the quarter and six months ended June 30, 2019, respectively, compared to 8.4%  during the quarter and six months ended June 30, 2018. Beginning November 1, 2018, PFSI’s income subject to income tax includes the portion of its income formerly attributed to the noncontrolling interest, which was not subject to income tax at the PFSI level before the Reorganization. As a result, we reported higher effective tax rates for the quarter and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and short-term investments	$306,930	$273,113
Loans held for sale at fair value	3,506,406	2,521,647
Servicing advances, net	271,534	313,197
Investments in and advances to affiliates	155,048	165,886
Mortgage servicing rights	2,720,335	2,820,612
Loans eligible for repurchase	1,007,435	1,102,840
Other	430,688	281,278
Total assets	$8,398,376	$7,478,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$3,270,261	$2,332,143
Long-term debt	1,515,631	1,648,973
Liability for loans eligible for repurchase	1,007,435	1,102,840
Other	826,052	740,826
Total liabilities	6,619,379	5,824,782
Stockholders' equity	1,778,997	1,653,791
Total liabilities and stockholders' equity	$8,398,376	$7,478,573

Total assets increased $919.8 million from $7.5 billion at December 31, 2018 to $8.4 billion at June 30, 2019. The increase was primarily due to increases in loans held for sale at fair value resulting from an increase in loan production volume.

Total liabilities increased $794.6 million from $5.8 billion at December 31, 2018 to $6.6 billion at June 30, 2019. The increase was primarily attributable to an increase in borrowings required to finance a larger inventory of loans held for sale combined with a $73.5 million increase in other liabilities due to recognition of operating lease liabilities effective January 1, 2019, as the result of our adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842), which requires us to recognize our contractual lease rights and obligations on our consolidated balance sheet.

Cash Flows

Our cash flows for the six months ended June 30, 2019 and 2018 are summarized below:

	Six months ended June 30,
	2019	2018	Change
	(in thousands)
Operating	$(881,945)	$595,898	$(1,477,843)
Investing	160,439	(95,751)	256,190
Financing	797,588	(348,170)	1,145,758
Net increase in cash and restricted cash	$76,082	$151,977	$(75,895)

Our cash flows resulted in a net increase  in cash and restricted cash of $76.1 million during the six months ended June 30, 2019 as discussed below.

Operating activities

Net cash used in operating activities totaled $881.9 million during six months ended June 30, 2019 and net cash provided by operating activities totaled $595.9 million during the same period in 2018. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from:
Loans held for sale	$(1,085,179)	$458,582
Other operating sources	203,234	137,316
	$(881,945)	$595,898

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2019 totaled $160.4 million primarily due to $327.5 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $42.3 million decrease in short-term investments, partially offset by the purchase of MSRs totaling $217.9 million. Net cash used in investing activities during the six months ended June 30, 2018 totaled $95.8 million was primarily due to a $126.9 million net use of cash in net settlement of derivative financial instruments used for hedging our investment in MSRs and purchases of MSRs totaling $30.1 million, partially offset by a $71.5 million decrease in short-term investments.

Financing activities

Net cash provided by financing activities totaled $797.6 million during the six months ended June 30, 2019, primarily to finance the growth in our inventory of mortgage loans held for sale and our investments in MSRs. Net cash used in financing activities totaled $348.2 million during the six months ended June 30, 2018 primarily due to net repurchases of assets sold under agreements to repurchase, reflecting a reduction in our financing of loans held for sale.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Average balance	$1,988,920	$1,574,012	$1,715,846	$1,608,535
Maximum daily balance	$2,748,375	$2,028,713	$2,748,375	$2,380,121
Balance at period end	$2,748,374	$1,825,063

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, as summarized below:

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

In June 2017, our Board of Directors approved a stock repurchase program that allows us to repurchase up to $50 million of our common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. We intend to finance the stock repurchase program through cash on hand. From inception through June 30, 2019, we have repurchased $14.9 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2019 we had contractual obligations aggregating $9.9 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities and license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate loans	$4,660,741	$4,660,741	$—	$—	$—
Short-term debt	3,271,653	3,271,653	—	—	—
Long-term debt	1,522,451	10,848	17,447	1,300,000	194,156
Interest on long-term debt	320,759	77,173	150,851	71,791	20,944
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,537	—	—	—	46,537
Software licenses (1)	7,967	7,967	—	—	—
Office leases	86,099	15,671	28,721	21,991	19,716
Total	$9,916,207	$8,044,053	$197,019	$1,393,782	$281,353

(1)

Software licenses include both volume and activity based fees that are dependent on the number of loans serviced during each period and include a base fee of approximately $1.9 million per month. Estimated payments for software licenses above are based on the number of loans currently serviced by us, which totaled approximately 1.6 million at June 30, 2019. Future amounts due may significantly fluctuate based on changes in the number of loans serviced by us. For the six months ended June 30, 2019, software license fees totaled $14.5 million.

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2019, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$784,988	$1,100,000	$300,000	April 24, 2020
Credit Suisse First Boston Mortgage Capital LLC (3)	$155,000	$400,000	$400,000	April 26, 2020
Bank of America, N.A.	$419,594	$500,000	$500,000	October 28, 2019
Citibank, N.A.	$350,235	$700,000	$300,000	August 6, 2019
JPMorgan Chase Bank, N.A.	$320,478	$1,000,000	$50,000	October 11, 2019
Morgan Stanley Bank, N.A.	$317,269	$500,000	$100,000	August 23, 2019
BNP Paribas	$190,654	$200,000	$100,000	August 2, 2019
Royal Bank of Canada	$128,681	$135,000	$20,000	September 30, 2019
Deutsche Bank AG	$81,475	$950,000	$—	August 21, 2019
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$523,279	$550,000	$—	October 28, 2019
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Credit Suisse AG	$—	$150,000	$—	October 31, 2019
Credit Suisse AG (3)	$—	$—	$—	February 1, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$28,295	$30,000	$—	June 13, 2022

(1)	Outstanding indebtedness as of June 30, 2019.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)

The borrowing of $155 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $400 million, less any amount utilized under the Credit Suisse AG note payable facility.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2019:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,314,198	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$73,613	August 20, 2019	April 24, 2020
Bank of America, N.A.	$109,665	August 4, 2019	October 28, 2019
JP Morgan Chase Bank, N.A.	$63,772	August 30, 2019	October 11, 2019
Morgan Stanley Bank, N.A.	$25,753	August 23, 2019	August 23, 2019
Citibank, N.A.	$24,944	August 6, 2019	August 6, 2019
BNP Paribas	$11,892	August 2, 2019	August 2, 2019
Royal Bank of Canada	$10,481	August 1, 2019	September 30, 2019
Deutsche Bank AG	$9,863	August 21, 2019	August 21, 2019

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between June 30, 2019 and the date of this Report have been renewed or extended and are described in Note 11—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2019, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,901,340	$2,807,806	$2,763,348	$2,678,702	$2,638,388	$2,561,481
Change in fair value:
$	$181,005	$87,471	$43,013	$(41,633)	$(81,948)	$(158,854)
%	6.7%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,992,221	$2,849,768	$2,783,532	$2,659,986	$2,602,306	$2,494,314
Change in fair value:
$	$271,885	$129,433	$63,196	$(60,349)	$(118,029)	$(226,021)
%	10.0%	4.8%	2.3%	(2.2)%	(4.3)%	(8.3)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,813,946	$2,767,141	$2,743,738	$2,696,933	$2,673,530	$2,626,724
Change in fair value:
$	$93,611	$46,806	$23,403	$(23,403)	$(46,806)	$(93,611)
%	3.4%	1.7%	0.9%	(0.9)%	(1.7)%	(3.4)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of June 30, 2019, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$199,634	$196,858	$195,498	$192,831	$191,523	$188,957
Change in fair value:
$	$5,478	$2,703	$1,343	$(1,325)	$(2,633)	$(5,198)
%	2.8%	1.4%	0.7%	(0.7)%	(1.4)%	(2.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$215,038	$204,136	$199,037	$189,478	$184,993	$176,558
Change in fair value:
$	$20,882	$9,980	$4,882	$(4,678)	$(9,163)	$(17,598)
%	10.8%	5.1%	2.5%	(2.4)%	(4.7)%	(9.1)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company. Set forth below are material updates to legal proceedings of the Company.

As previously disclosed, on December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware, captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”).  The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On March 1, 2019, the Company and its directors and officers named in the Garfield Action filed a motion to dismiss the complaint.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2019.

Repurchases of our Common Stock

The following table summarizes information about our stock repurchases during the quarter ended June 30, 2019:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2019 – April 30, 2019	—	$—	—	$36,108,029
May 1, 2019 – May 31, 2019	—	$—	—	$36,108,029
June 1, 2019 – June 30, 2019	50,848	$20.77	50,848	$35,051,668
Total	50,848	$20.77	50,848	$35,051,668

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

10.1

Amendment No. 3 to Second Amended and Restated Base Indenture, dated as of April 29, 2019, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

*

10.2	Amendment Number Seven to the Amended and Restated Master Repurchase Agreement, dated as of May 15, 2019, by and between PennyMac Loan Services, LLC and Citibank, N.A.	*

10.3	Amendment Number Eight to the Amended and Restated Master Repurchase Agreement, dated June 7, 2019, by and between PennyMac Loan Services, LLC and Citibank, N.A.	*

10.4	Amendment No. 1 to Master Lease Agreement 30350-90000, dated as of June 13, 2019, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	*

10.5	Schedule Number 005 to Master Lease Agreement, dated as of June 13, 2019, among Private National Mortgage Acceptance Company, LLC and Banc of America Leasing & Capital, LLC.	*

10.6	Amendment No. 1 to Master Repurchase Agreement, dated as of June 28, 2019, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A.	*

10.7

Amendment Number Thirteen to the Master Repurchase Agreement, dated as of July 15, 2019, by and among PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

*

10.8	Amendment No. 3 to Master Repurchase Agreement, dated as of July 23, 2019, by and among BNP Paribas, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2019 and June 30, 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2019 and June 30, 2018, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2019 and June 30, 2018 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 6, 2019	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: August 6, 2019	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Senior Managing Director and Chief Financial Officer