Form 10-Q
period 2019-09-30
PennyMac Financial Services, Inc.
filed 2019-11-04
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-38727

PennyMac Financial Services, Inc.

(formerly known as New PennyMac Financial Services, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	83-1098934
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PFSI	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2019
Common Stock, $0.0001 par value	78,448,596

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2019	2018
	(in thousands, except share amounts)
ASSETS
Cash (includes $101,773 and $108,174 pledged to creditors)	$201,268	$155,289
Short-term investments at fair value	90,663	117,824
Loans held for sale at fair value (includes $4,481,210 and $2,478,858 pledged to creditors)	4,522,971	2,521,647
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	107,678	131,025
Derivative assets	232,948	96,347
Servicing advances, net (includes valuation allowance of $73,024 and $70,582; $181,747 and $162,895 pledged to creditors)	271,501	313,197
Mortgage servicing rights at fair value (includes $2,550,602 and $2,807,333 pledged to creditors)	2,556,253	2,820,612
Real estate acquired in settlement of loans	20,328	2,250
Operating lease right-of-use assets	53,384	—
Furniture, fixtures, equipment and building improvements, net (includes $22,172 and $16,281 pledged to creditors)	32,221	33,374
Capitalized software, net (includes $14,090 and $1,017 pledged to creditors)	57,975	39,748
Investment in PennyMac Mortgage Investment Trust at fair value	1,667	1,397
Receivable from PennyMac Mortgage Investment Trust	39,744	33,464
Loans eligible for repurchase	892,631	1,102,840
Other	221,967	109,559
Total assets	$9,303,199	$7,478,573
LIABILITIES
Assets sold under agreements to repurchase	$3,538,889	$1,933,859
Mortgage loan participation purchase and sale agreements	514,625	532,251
Obligations under capital lease	23,881	6,605
Notes payable	1,293,625	1,292,291
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	183,141	216,110
Derivative liabilities	14,035	3,064
Operating lease liabilities	72,160	—
Accounts payable and accrued expenses	215,379	156,212
Mortgage servicing liabilities at fair value	34,294	8,681
Payable to PennyMac Mortgage Investment Trust	61,862	104,631
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,537	46,537
Income taxes payable	480,559	400,546
Liability for loans eligible for repurchase	892,631	1,102,840
Liability for losses under representations and warranties	19,968	21,155
Total liabilities	7,391,586	5,824,782

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 78,434,556 and 77,494,332 shares, respectively	8	8
Additional paid-in capital	1,328,166	1,310,648
Retained earnings	583,439	343,135
Total stockholders' equity	1,911,613	1,653,791
Total liabilities and stockholders’ equity	$9,303,199	$7,478,573

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$175,070	$38,349	$345,045	$143,396
From PennyMac Mortgage Investment Trust	60,662	18,565	122,996	45,878
	235,732	56,914	468,041	189,274
Loan origination fees:
From non-affiliates	45,212	24,366	100,721	70,607
From PennyMac Mortgage Investment Trust	4,222	2,119	9,567	4,869
	49,434	26,485	110,288	75,476
Fulfillment fees from PennyMac Mortgage Investment Trust	45,149	26,256	102,313	52,759
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	185,967	147,182	533,510	421,536
From PennyMac Mortgage Investment Trust	12,964	10,071	35,102	30,521
From Investment Funds	—	—	—	3
Other fees	26,018	17,009	74,043	44,817
	224,949	174,262	642,655	496,877
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(162,584)	(63,450)	(448,240)	(147,670)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	3,864	(1,109)	11,519	(9,026)
	(158,720)	(64,559)	(436,721)	(156,696)
Net loan servicing fees	66,229	109,703	205,934	340,181
Net interest income:
Interest income:
From non-affiliates	81,925	59,152	207,670	152,997
From PennyMac Mortgage Investment Trust	1,527	1,812	5,015	5,686
	83,452	60,964	212,685	158,683
Interest expense:
To non-affiliates	54,089	35,035	138,723	96,552
To PennyMac Mortgage Investment Trust	2,291	3,740	8,124	11,584
	56,380	38,775	146,847	108,136
Net interest income	27,072	22,189	65,838	50,547
Management fees, net:
From PennyMac Mortgage Investment Trust	10,098	6,482	26,178	17,906
From Investment Funds	—	(11)	—	4
	10,098	6,471	26,178	17,910
Carried Interest from Investment Funds	—	(17)	—	(365)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	66	129	377	419
Results of real estate acquired in settlement of loans	188	194	1,205	179
Other	2,379	2,605	6,855	7,048
Total net revenues	436,347	250,929	987,029	733,428
Expenses
Compensation	141,132	103,364	362,449	303,917
Servicing	47,909	40,797	107,210	95,586
Loan origination	34,851	7,203	72,419	14,462
Technology	20,385	15,273	52,431	45,047
Occupancy and equipment	7,257	7,117	21,075	20,001
Professional services	9,682	7,117	21,876	18,442
Other	8,934	8,361	23,491	26,582
Total expenses	270,150	189,232	660,951	524,037
Income before provision for income taxes	166,197	61,697	326,078	209,391
Provision for income taxes	44,724	5,545	85,774	17,908
Net income	121,473	56,152	240,304	191,483
Less: Net income attributable to noncontrolling interest	—	41,663	—	142,538
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$121,473	$14,489	$240,304	$48,945

Earnings per share
Basic	$1.55	$0.58	$3.08	$1.99
Diluted	$1.51	$0.57	$3.01	$1.94
Weighted average shares outstanding
Basic	78,361	25,125	78,119	24,644
Diluted	80,382	78,913	79,821	78,954
Dividend declared per share of Class A common stock	$—	$0.40	$—	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance, June 30, 2019	78,305	$8	$1,317,023	$461,966	$1,778,997
Net income	—	—	—	121,473	121,473
Stock-based compensation	128	—	11,095	—	11,095
Issuance of common stock in settlement of directors' fees	2	—	48	—	48
Balance, September 30, 2019	78,435	$8	$1,328,166	$583,439	$1,911,613

	Quarter ended September 30, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance, June 30, 2018	25,009	$3	$229,941	$299,951	$1,332,049	$1,861,944
Net income	—	—	—	14,489	41,663	56,152
Stock and unit-based compensation	55	—	2,944	—	6,472	9,416
Class A common stock dividends ($0.40 per share)	—	—	—	(10,054)	—	(10,054)
Issuance of Class A common stock in settlement of directors' fees	—	—	28	—	57	85
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	131	—	4,377	—	(4,377)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(833)	—	—	(833)
Balance, September 30, 2018	25,195	$3	$236,457	$304,386	$1,375,864	$1,916,710

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine months ended September 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance, December 31, 2018	77,494	$8	$1,310,648	$343,135	$1,653,791
Net income	—	—	—	240,304	240,304
Stock-based compensation	984	—	18,390	—	18,390
Issuance of common stock in settlement of directors' fees	8	—	184	—	184
Repurchase of common stock	(51)	—	(1,056)	—	(1,056)
Balance, September 30, 2019	78,435	$8	$1,328,166	$583,439	$1,911,613

	Nine months ended September 30, 2018
	Class A common stock				Noncontrolling
					interest in Private
			Additional		National Mortgage	Total
	Number of	Par	paid-in	Retained	Acceptance	stockholders'
	shares	value	capital	earnings	Company, LLC	equity
	(in thousands)
Balance, December 31, 2017	23,530	$2	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle – accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	189	587	776
Balance, January 1, 2018	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	48,945	142,538	191,483
Stock and unit-based compensation	285	—	7,400	—	18,084	25,484
Class A common stock dividends ($0.40 per share)	—	—	—	(10,054)	—	(10,054)
Issuance of Class A common stock in settlement of directors' fees	—	—	79	—	166	245
Repurchase of Class A common stock	(236)	—	(1,554)	—	(3,272)	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,616	1	32,501	—	(32,502)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	(6,072)	—	—	(6,072)
Balance, September 30, 2018	25,195	$3	$236,457	$304,386	$1,375,864	$1,916,710

The accompanying notes are an integral part of these consolidated financial statements.

 PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash flow from operating activities
Net income	$240,304	$191,483
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(468,041)	(189,274)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	436,721	156,696
Capitalization of interest on loans held for sale at fair value	(56,800)	(67,025)
Accrual of interest on excess servicing spread financing	8,124	11,584
Amortization of net debt issuance (premiums) and costs	(6,601)	(19,198)
Carried Interest from Investment Funds	—	365
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(270)	(313)
Results of real estate acquired in settlement in loans	(1,205)	(179)
Stock-based compensation expense	19,124	20,766
Provision for servicing advance losses	19,973	24,046
Depreciation and amortization	10,650	9,046
Amortization of right-of-use assets	7,258	—
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(32,619,639)	(28,584,762)
Origination of loans held for sale	(7,249,762)	(3,640,045)
Purchase of loans held for sale from nonaffiliates	(1,132,749)	(409,546)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(4,172,281)	(3,342,029)
Sale to non-affiliates and principal payments of loans held for sale	39,084,441	34,208,217
Sale of loans held for sale to PennyMac Mortgage Investment Trust	4,095,079	2,336,162
Repurchase of loans subject to representations and warranties	(15,427)	(24,891)
Settlement of repurchase agreement derivatives	31,993	19,460
(Increase) decrease in servicing advances	(9,871)	35,813
Sale of real estate acquired in settlement of loans	17,141	3,004
Increase in receivable from PennyMac Mortgage Investment Trust	(9,598)	(2,825)
(Increase) decrease in other assets	(22,415)	9,291
Decrease in operating lease liabilities	(9,234)	—
Increase in accounts payable and accrued expenses	78,800	14,021
Decrease in payable to PennyMac Mortgage Investment Trust	(45,869)	(46,731)
Increase in income taxes payable	80,013	19,448
Net cash (used in) provided by operating activities	(1,690,141)	732,584
Cash flow from investing activities
Decrease in short-term investments	27,161	24,604
Net change in assets purchased from PMT under agreement to resell	23,347	11,000
Net settlement of derivative financial instruments used for hedging	542,139	(182,402)
Purchase of mortgage servicing rights	(227,445)	(180,139)
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,534)	(8,919)
Acquisition of capitalized software	(22,190)	(13,091)
Increase in margin deposits	(168,062)	(836)
Net cash provided by (used in) investing activities	169,416	(349,783)
Cash flow from financing activities
Sale of assets under agreements to repurchase	41,296,345	31,318,277
Repurchase of assets sold under agreements to repurchase	(39,692,086)	(31,960,304)
Issuance of mortgage loan participation purchase and sale certificates	17,498,589	19,398,281
Repayment of mortgage loan participation purchase and sale certificates	(17,516,431)	(19,401,301)
Advance of obligations under capital lease	25,123	—
Repayment of obligations under capital lease	(7,847)	(11,341)
Advance on notes payable	—	1,300,000
Repayment of notes payable	—	(900,000)
Repayment of excess servicing spread financing	(30,901)	(35,852)
Payment of debt issuance costs	(4,489)	(15,320)
Issuance of common stock pursuant to exercise of stock options	3,900	4,718
Repurchase of common stock	(1,056)	(4,826)
Payment of withholding taxes relating to stock-based compensation	(4,634)	—
Payment of dividend to Class A common stockholders	—	(10,054)
Net cash provided by (used in) financing activities	1,566,513	(317,722)
Net increase in cash and restricted cash	45,788	65,079
Cash and restricted cash at beginning of period	155,924	38,173
Cash and restricted cash at end of period	$201,712	$103,252
Cash and restricted cash at end of period are comprised of the following:
Cash	$201,268	$102,627
Restricted cash included in Other assets	444	625
	$201,712	$103,252

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (“PFSI” or the “Company”) is a holding corporation and its primary assets are direct and indirect equity interests in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac, and it operates and controls all of the businesses and affairs of PennyMac, and consolidates the financial results of PennyMac and its subsidiaries.

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

Accounting Change

Effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), using the modified retrospective approach. As the result of this adoption, the Company recorded a $58.6 million right-of-use asset, a corresponding lease liability and reclassified $20.7 million of deferred rent from accrued liabilities to the lease liability for a total lease liability of $79.3 million. The Company did not adjust amounts reported in the prior comparative period. The adoption of ASU 2016-02 did not have any effect on the Company’s consolidated statements of income, stockholder’s equity or cash flows.

As part of its adoption of ASU 2016-02, the Company made the following accounting policy elections:

•	to retain its existing classification of existing leases; and
•	to exclude from its consolidated balance sheet leases with initial terms that are less than or equal to 12 months.

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

As most of the Company’s leases do not provide an implicit discount rate, PFSI uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of its lease payment obligations. The operating lease right-of-use assets also reflect any lease payments made and are reduced by lease incentives. Lease expense is recognized on the straight-line basis over the lease term.

The Company has lease agreements that include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Detailed lease disclosures are included in Note 10‒Leases.

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan servicing fees, loan origination fees, fulfillment fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment in and dividends received from PMT) totaled 32% and 25% of total net revenue for the quarters ended September 30, 2019 and 2018, respectively, and 31% and 19% for the nine months ended September 30, 2019 and 2018, respectively.

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

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$62,558	$19,722	$127,423	$49,396
Mortgage servicing rights and excess servicing spread recapture incurred	(1,896)	(1,157)	(4,427)	(3,518)
	$60,662	$18,565	$122,996	$45,878
Sale of loans held for sale to PMT	$1,876,358	$908,525	$4,095,079	$2,336,162

Tax service fees earned from PMT included in Loan origination fees	$4,222	$2,119	$9,567	$4,869

Fulfillment fee revenue	$45,149	$26,256	$102,313	$52,759
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$16,647,172	$7,517,883	$35,523,802	$17,139,884

Sourcing fees paid to PMT	$4,206	$2,689	$9,355	$8,221
Unpaid principal balance of loans purchased from PMT	$14,022,222	$8,916,654	$31,183,950	$27,404,022

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

•

The base servicing fees for non-distressed mortgage loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and  $8.50 per month for adjustable-rate loans.

The Servicing Agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of loan servicing and property management fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Loans acquired for sale at fair value	$507	$316	$1,131	$739
Loans at fair value	858	1,271	1,938	5,528
Mortgage servicing rights	11,599	8,484	32,033	24,254
	$12,964	$10,071	$35,102	$30,521
Property management fees received from PMT included in Other income	$70	$122	$295	$333

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

The “high watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “equity”) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30‑year MBS yield (the “Target Yield”) for the four quarters then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for the Company to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the Target Yield, until the “net income” in excess of the Target Yield exceeds the then‑current cumulative high watermark amount, and a performance incentive fee is earned.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Base management	$7,914	$5,799	$20,862	$17,223
Performance incentive	2,184	683	5,316	683
	$10,098	$6,482	$26,178	$17,906

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company included in Other revenue	$1,543	$1,210	$4,055	$3,387
Compensation included in Other revenue	120	120	360	360
Expenses incurred on PMT's behalf, net	1,942	527	3,001	586
	$3,605	$1,857	$7,416	$4,333
Payments and settlements during the period (1)	$68,191	$21,650	$111,411	$45,265

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $219,000 in reimbursement of underwriting fees from PMT during the nine months ended September 30, 2019.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,527	$1,812	$5,015	$5,686
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$36	$35	$107	$106
Change in fair value of investment	30	94	270	313
	$66	$129	$377	$419

	September 30,	December 31,
	2019	2018
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$107,678	$131,025
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,667	$1,397
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$377	$499	$1,327	$1,983
Repayment	$9,819	$11,543	$30,901	$35,852
Gain (loss) recognized	$3,864	$(1,109)	$11,519	$(9,026)
Interest expense	$2,291	$3,740	$8,124	$11,584
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$429	$597	$1,311	$1,951

			September 30,	December 31,
			2019	2018
			(in thousands)
Excess servicing spread financing at fair value			$183,141	$216,110

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2019	2018
	(in thousands)
Receivable from PMT:
Fulfillment fees	$14,409	$10,006
Management fees	10,230	6,559
Correspondent production fees	5,501	2,071
Servicing fees	4,768	4,841
Allocated expenses and expenses incurred on PMT's behalf	4,166	9,066
Conditional Reimbursement	582	801
Interest on assets purchased under agreements to resell	88	120
	$39,744	$33,464
Payable to PMT:
Deposits made by PMT to fund servicing advances	$56,869	$100,554
Mortgage servicing rights recapture payable	162	179
Other	4,831	3,898
	$61,862	$104,631

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

Although the Reorganization eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement, the Company continues to be subject to the agreement and will be required to make payments, to the extent any of the tax benefits specified above are deemed to be realized, under the tax receivable agreement to those certain prior owners of PennyMac who effected exchanges of ownership interests in PennyMac for the Company’s common stock prior to the closing of the Reorganization in November 2018.

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.5 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2019 and December 31, 2018. The Company did not make any payments under the tax receivable agreement during the nine months ended September 30, 2019 and 2018.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cash flows:
Sales proceeds	$17,897,693	$11,375,408	$39,084,441	$34,208,217
Servicing fees received (1)	$149,210	$123,626	$426,774	$354,535
Net servicing advances (recoveries)	$8,605	$4,147	$(23,583)	$(20,572)

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement:

	September 30,	December 31,
	2019	2018
	(in thousands)
Unpaid principal balance of loans outstanding	$159,638,921	$145,224,596
Delinquencies:
30-89 days	$7,828,087	$6,222,864
90 days or more:
Not in foreclosure	$2,480,348	$2,208,083
In foreclosure	$1,199,933	$720,894
Foreclosed	$11,369	$24,243
Bankruptcy	$1,339,983	$970,329

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	September 30, 2019
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$159,638,921	$—	$159,638,921
Purchased	63,904,759	—	63,904,759
	223,543,680	—	223,543,680
PennyMac Mortgage Investment Trust	—	120,608,076	120,608,076
Loans held for sale	4,323,252	—	4,323,252
	$227,866,932	$120,608,076	$348,475,008
Delinquent loans:
30 days	$8,114,297	$879,366	$8,993,663
60 days	2,432,250	147,325	2,579,575
90 days or more:
Not in foreclosure	3,043,663	181,330	3,224,993
In foreclosure	1,518,946	87,284	1,606,230
Foreclosed	13,372	110,821	124,193
	$15,122,528	$1,406,126	$16,528,654
Bankruptcy	$1,872,679	$124,619	$1,997,298
Custodial funds managed by the Company (1)	$6,976,614	$3,018,131	$9,994,745

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

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2019	2018
	(in thousands)
California	$55,400,197	$51,377,441
Florida	27,435,384	22,650,926
Texas	26,509,926	23,648,042
Virginia	21,056,414	19,011,950
Maryland	15,968,754	13,774,011
All other states	202,104,333	168,831,502
	$348,475,008	$299,293,872

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

Fair Value Accounting Elections

The Company identified all of its MSRs, its mortgage servicing liabilities (“MSLs”) and all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Company has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$90,663	$—	$—	$90,663
Loans held for sale at fair value	—	4,437,954	85,017	4,522,971
Derivative assets:
Interest rate lock commitments	—	—	147,400	147,400
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	17,943	—	17,943
Forward sales contracts	—	6,141	—	6,141
MBS put options	—	10,040	—	10,040
Put options on interest rate futures purchase contracts	6,266	—	—	6,266
Call options on interest rate futures purchase contracts	2,414	—	—	2,414
Total derivative assets before netting	8,680	34,124	155,587	198,391
Netting	—	—	—	34,557
Total derivative assets	8,680	34,124	155,587	232,948
Mortgage servicing rights at fair value	—	—	2,556,253	2,556,253
Investment in PennyMac Mortgage Investment Trust	1,667	—	—	1,667
	$101,010	$4,472,078	$2,796,857	$7,404,502
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$183,141	$183,141
Derivative liabilities:
Interest rate lock commitments	—	—	2,276	2,276
Forward purchase contracts	—	51,585	—	51,585
Forward sales contracts	—	34,498	—	34,498
Total derivative liabilities before netting	—	86,083	2,276	88,359
Netting	—	—	—	(74,324)
Total derivative liabilities	—	86,083	2,276	14,035
Mortgage servicing liabilities at fair value	—	—	34,294	34,294
	$—	$86,083	$219,711	$231,470

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$117,824	$—	$—	$117,824
Loans held for sale at fair value	—	2,261,639	260,008	2,521,647
Derivative assets:
Interest rate lock commitments	—	—	50,507	50,507
Repurchase agreement derivatives	—	—	26,770	26,770
Forward purchase contracts	—	35,916	—	35,916
Forward sales contracts	—	437	—	437
MBS put options	—	720	—	720
MBS call options	—	2,135	—	2,135
Put options on interest rate futures purchase contracts	866	—	—	866
Call options on interest rate futures purchase contracts	5,965	—	—	5,965
Total derivative assets before netting	6,831	39,208	77,277	123,316
Netting	—	—	—	(26,969)
Total derivative assets	6,831	39,208	77,277	96,347
Mortgage servicing rights at fair value	—	—	2,820,612	2,820,612
Investment in PennyMac Mortgage Investment Trust	1,397	—	—	1,397
	$126,052	$2,300,847	$3,157,897	$5,557,827
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$216,110	$216,110
Derivative liabilities:
Interest rate lock commitments	—	—	1,169	1,169
Forward purchase contracts	—	215	—	215
Forward sales contracts	—	26,762	—	26,762
Total derivative liabilities before netting	—	26,977	1,169	28,146
Netting	—	—	—	(25,082)
Total derivative liabilities	—	26,977	1,169	3,064
Mortgage servicing liabilities at fair value	—	—	8,681	8,681
	$—	$26,977	$225,960	$227,855

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the quarter and nine month periods ended September 30, 2019 and 2018:

	Quarter ended September 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, June 30, 2019	$217,998	$111,776	$16,015	$2,720,335	$3,066,124
Purchases and issuances, net	1,861,769	199,274	1,502	46	2,062,591
Sales and repayments	(1,582,564)	—	(9,422)	—	(1,591,986)
Mortgage servicing rights resulting from loan sales	—	—	—	246,757	246,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,252	—	—	—	4,252
Other factors	—	92,138	92	(410,885)	(318,655)
	4,252	92,138	92	(410,885)	(314,403)
Transfers from Level 3 to Level 2	(416,062)	—	—	—	(416,062)
Transfers to real estate acquired in settlement of loans	(376)	—	—	—	(376)
Transfers of interest rate lock commitments to loans held for sale	—	(258,064)	—	—	(258,064)
Balance, September 30, 2019	$85,017	$145,124	$8,187	$2,556,253	$2,794,581
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2019	$(2,328)	$145,124	$41	$(410,885)	$(268,048)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, June 30, 2019	$194,156	$12,948	$207,104
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	377	—	377
Accrual of interest	2,291	—	2,291
Repayments	(9,819)	—	(9,819)
Mortgage servicing liabilities resulting from loan sales	—	19,501	19,501
Changes in fair value included in income	(3,864)	1,845	(2,019)
Balance, September 30, 2019	$183,141	$34,294	$217,435
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2019	$(3,864)	$1,845	$(2,019)

	Quarter ended September 30, 2018
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, June 30, 2018	$334,166	$55,689	$25,781	$2,486,157	$2,901,793
Purchases and issuances, net	1,008,662	41,721	12,903	163,511	1,226,797
Sales and repayments	(231,921)	—	(11,982)	—	(243,903)
Mortgage servicing rights resulting from loan sales	—	—	—	149,000	149,000
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	84	—	—	—	84
Other factors	—	10,696	(227)	(12,704)	(2,235)
	84	10,696	(227)	(12,704)	(2,151)
Transfers from Level 3 to Level 2	(744,324)	—	—	—	(744,324)
Transfers to real estate acquired in settlement of loans	(1,364)	—	—	—	(1,364)
Transfers of interest rate lock commitments to loans held for sale	—	(70,943)	—	—	(70,943)
Balance, September 30, 2018	$365,303	$37,163	$26,475	$2,785,964	$3,214,905
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2018	$(4,811)	$37,163	$—	$(12,704)	$19,648

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, June 30, 2018	$229,470	$10,253	$239,723
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	499	—	499
Accrual of interest	3,740	—	3,740
Repayments	(11,543)	—	(11,543)
Mortgage servicing liabilities resulting from loan sales	—	1,741	1,741
Changes in fair value included in income	1,109	(2,225)	(1,116)
Balance, September 30, 2018	$223,275	$9,769	$233,044
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2018	$1,109	$(2,225)	$(1,116)

	Nine months ended September 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	3,537,177	376,137	15,019	227,445	4,155,778
Sales and repayments	(2,414,899)	—	(31,994)	—	(2,446,893)
Mortgage servicing rights resulting from loan sales	—	—	—	545,839	545,839
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(2,025)	—	—	—	(2,025)
Other factors	—	248,889	(1,608)	(1,037,643)	(790,362)
	(2,025)	248,889	(1,608)	(1,037,643)	(792,387)
Transfers from Level 3 to Level 2	(1,292,824)	—	—	—	(1,292,824)
Transfers to real estate acquired in settlement of loans	(2,420)	—	—	—	(2,420)
Transfers of interest rate lock commitments to loans held for sale	—	(529,240)	—	—	(529,240)
Balance, September 30, 2019	$85,017	$145,124	$8,187	$2,556,253	$2,794,581
Changes in fair value recognized during the period relating to assets still held at September 30, 2019	$(2,478)	$145,124	$165	$(1,037,643)	$(894,832)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,327	—	1,327
Accrual of interest	8,124	—	8,124
Repayments	(30,901)	—	(30,901)
Mortgage servicing liabilities resulting from loan sales	—	27,133	27,133
Changes in fair value included in income	(11,519)	(1,520)	(13,039)
Balance, September 30, 2019	$183,141	$34,294	$217,435
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2019	$(11,519)	$(1,520)	$(13,039)

	Nine months ended September 30, 2018
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426	1,482,426
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	2,480,523	157,649	36,624	193,640	2,868,436
Sales and repayments	(1,122,448)	—	(19,460)	—	(1,141,908)
Mortgage servicing rights resulting from loan sales	—	—	—	448,604	448,604
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(4,944)	—	—	—	(4,944)
Other factors	—	(28,627)	(1,345)	23,284	(6,688)
	(4,944)	(28,627)	(1,345)	23,284	(11,632)
Transfers from Level 3 to Level 2	(1,765,854)	—	—	—	(1,765,854)
Transfers to real estate acquired in settlement of loans	(4,185)	—	—	—	(4,185)
Transfers of interest rate lock commitments to loans held for sale	—	(150,131)	—	—	(150,131)
Balance, September 30, 2018	$365,303	$37,163	$26,475	$2,785,964	$3,214,905
Changes in fair value recognized during the period relating to assets still held at September 30, 2018	$(4,912)	$37,163	$—	$23,284	$55,535

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2018
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,983	—	1,983
Accrual of interest	11,584	—	11,584
Repayments	(35,852)	—	(35,852)
Mortgage servicing liabilities resulting from loan sales	—	5,548	5,548
Changes in fair value included in income	9,026	(9,899)	(873)
Balance, September 30, 2018	$223,275	$9,769	$233,044
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2018	$9,026	$(9,899)	$(873)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2019			2018
	Net	Net gains on		Net	Net gains on
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Loans held for sale	$—	$263,339	$263,339	$—	$67,709	$67,709
Mortgage servicing rights	(410,885)	—	(410,885)	(12,704)	—	(12,704)
	$(410,885)	$263,339	$(147,546)	$(12,704)	$67,709	$55,005
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$3,864	$—	$3,864	$(1,109)	$—	$(1,109)
Mortgage servicing liabilities	(1,845)	—	(1,845)	2,225	—	2,225
	$2,019	$—	$2,019	$1,116	$—	$1,116

	Nine months ended September 30,
	2019			2018
	Net	Net gains on		Net	Net gains on
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Loans held for sale	$—	$538,086	$538,086	$—	$118,452	$118,452
Mortgage servicing rights	(1,037,643)	—	(1,037,643)	23,284	—	23,284
	$(1,037,643)	$538,086	$(499,557)	$23,284	$118,452	$141,736
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$11,519	$—	$11,519	$(9,026)	$—	$(9,026)
Mortgage servicing liabilities	1,520	—	1,520	9,899	—	9,899
	$13,039	$—	$13,039	$873	$—	$873

Following are the fair value and related principal amounts due upon maturity of loans held for sale accounted for under the fair value option:

	September 30, 2019			December 31, 2018
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Current through 89 days delinquent	$4,478,965	$4,275,981	$202,984	$2,324,203	$2,220,371	$103,832
90 days or more delinquent:
Not in foreclosure	20,972	22,145	(1,173)	143,631	144,011	(380)
In foreclosure	23,034	25,126	(2,092)	53,813	56,254	(2,441)
	$4,522,971	$4,323,252	$199,719	$2,521,647	$2,420,636	$101,011

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
September 30, 2019	$—	$—	$8,575	$8,575
December 31, 2018	$—	$—	$2,150	$2,150

The following table summarizes the total gains (losses) on assets measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Real estate acquired in settlement of loans	$139	$(41)	$162	$(72)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable and Obligations under capital lease are carried at amortized cost.

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these assets and liabilities other than the Term Notes included in Notes payable approximate their carrying values due to their short terms and/or variable interest rates.

The fair value of the Term Notes at September 30, 2019 was based on non-affiliate broker indications of fair value. The fair value of Term Notes at December 31, 2018 was estimated using a discounted cash flow approach using indications of market pricing spreads provided by non-affiliate brokers to develop an appropriate discount rate. The fair value and carrying value of the Term Notes are summarized below:

Term Notes	September 30, 2019	December 31, 2018
	(in thousands)
Fair value	$1,306,828	$1,285,894
Carrying value	$1,293,625	$1,292,291

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which are measured using of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned the responsibility for estimating the fair value of these items to specialized staff and subjects the valuation process to significant senior management oversight. The Company’s Financial Analysis and Valuation group (the “FAV group”) is the Company’s specialized staff responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs.

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

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Loans Held for Sale

Most of the Company’s loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value assets. The fair values of “Level 2” fair value loans are determined using their contracted selling price or quoted market price or market price equivalent.

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured loans arises as the result of the borrower’s failure to make payments for at least three consecutive months preceding the month of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms.

•

Certain of the Company’s loans held for sale that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2019	December 31, 2018
Carrying value (in thousands)	$85,017	$260,008
Key inputs (1):
Discount rate:
Range	3.2% – 9.2%	2.8% – 9.2%
Weighted average	3.4%	2.9%
Twelve-month projected housing price index change:
Range	2.6% – 3.2%	2.2% – 5.0%
Weighted average	2.9%	3.5%
Voluntary prepayment/resale speed (2):
Range	0.3% – 19.2%	0.1% – 21.8%
Weighted average	15.8%	20.1%
Total prepayment speed (3):
Range	0.6% – 34.8%	0.1% – 40.5%
Weighted average	29.6%	37.7%

(1)	Weighted average inputs are based on the fair value of loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR.

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

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the loan will be funded or purchased (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2019	December 31, 2018
Carrying value (in thousands) (1)	$145,124	$49,338
Key inputs (2):
Pull-through rate:
Range	12.2% – 100%	16.6% – 100%
Weighted average	85.6%	84.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.4 – 5.7	1.5 – 5.5
Weighted average	4.0	3.8
Percentage of unpaid principal balance:
Range	0.3% – 2.9%	0.4% – 3.2%
Weighted average	1.6%	1.5%

(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Repurchase Agreement Derivatives

Through August 21, 2019, the Company had a master repurchase agreement that included incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for reporting purposes from the master repurchase agreement. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the Company’s expected approval rate of the mortgage loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate were 99.0% and 97.0% at September 30, 2019 and December 31, 2018, respectively.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$246,757	$149,000	$545,839	$448,604
Unpaid principal balance of underlying loans	$15,709,249	$10,790,398	$35,532,425	$32,095,458
Weighted average servicing fee rate (in basis points)	43	37	42	36
Key inputs (1):
Pricing spread (2)
Range	5.5% – 16.2%	7.3% – 13.6%	5.5% – 16.2%	7.3% – 14.1%
Weighted average	8.3%	10.1%	8.6%	10.2%
Annual total prepayment speed (3)
Range	8.8% – 32.1%	4.4% – 55.7%	7.7% – 32.8%	3.9% – 61.8%
Weighted average	15.7%	11.8%	15.0%	10.6%
Life (in years)
Range	2.7 – 7.5	0.5 – 11.3	2.6 – 7.8	0.5 – 11.6
Weighted average	5.5	6.9	5.8	7.5
Per-loan annual cost of servicing
Range	$78 – $100	$78 – $98	$78 – $100	$78 – $98
Weighted average	$97	$92	$97	$90

(1)	Weighted average inputs are based on the UPB of the underlying loans.

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

Following is a quantitative summary of key inputs used in the valuation and assessment for the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2019	December 31, 2018
	(Carrying value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$ 2,556,253	$ 2,820,612
Unpaid principal balance of underlying loans	$ 221,215,993	$ 201,054,144
Weighted average note interest rate	4.0%	4.0%
Weighted average servicing fee rate (in basis points)	34	33
Key inputs (1):
Pricing spread (2):
Range	5.9% – 15.8%	5.8% – 16.1%
Weighted average	8.5%	8.7%
Effect on fair value of:
5% adverse change	($35,830)	($45,268)
10% adverse change	($70,578)	($89,073)
20% adverse change	($137,016)	($172,556)
Prepayment speed (3):
Range	9.8% – 33.0%	8.4% – 32.6%
Weighted average	15.6%	9.9%
Average life (in years):
Range	1.4 – 7.2	1.5 – 7.9
Weighted average	5.2	7.2
Effect on fair value of:
5% adverse change	($64,047)	($47,687)
10% adverse change	($124,892)	($93,626)
20% adverse change	($237,822)	($180,623)
Annual per-loan cost of servicing:
Range	$77 – $100	$78 – $99
Weighted average	$96	$93
Effect on fair value of:
5% adverse change	($21,731)	($22,944)
10% adverse change	($43,462)	($45,888)
20% adverse change	($86,925)	($91,775)

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally discourage mortgage refinancing activity. Decreased refinancing activity increases the life of the loans underlying the ESS, thereby increasing its fair value. Changes in the fair value of ESS are included in Net loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS financing:

	September 30,	December 31,
	2019	2018
Carrying value (in thousands)	$ 183,141	$ 216,110
ESS and pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 20,794,571	$ 23,196,033
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	3.0% – 3.3%	2.8% – 3.2%
Weighted average	3.2%	3.1%
Annualized prepayment speed (3):
Range	8.9% – 15.0%	8.2% – 29.5%
Weighted average	11.7%	9.7%
Average life (in years):
Range	2.8 – 7.1	1.6 – 7.6
Weighted average	5.9	6.8

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Prepayment speed is measured using Life Total CPR.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that the Company believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread (discount rate), the prepayment rates of the underlying loans, and the per-loan annual cost to service the respective loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2019	2018
MSL and pool characteristics:
Carrying value (in thousands)	$34,294	$8,681
Unpaid principal balance of underlying loans (in thousands)	$2,327,687	$1,160,938
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.0%	7.3%
Prepayment speed (2)	31.6%	32.2%
Average life (in years)	3.3	3.8
Annual per-loan cost of servicing	$338	$373

(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	September 30,	December 31,
Loan type	2019	2018
	(in thousands)
Government-insured or guaranteed	$4,148,681	$2,116,126
Conventional conforming	289,273	144,872
Jumbo	—	641
Home equity lines of credit	14	—
Purchased from Ginnie Mae pools serviced by the Company	76,105	250,585
Repurchased pursuant to representations and warranties	8,898	9,423
	$4,522,971	$2,521,647
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$3,939,161	$1,923,857
Mortgage loan participation purchase and sale agreements	542,049	555,001
	$4,481,210	$2,478,858

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase or originate a mortgage loan for sale.

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

The Company does not designate and qualify any of its derivatives for hedge accounting. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	8,311,786	$147,400	$2,276	2,805,400	$50,507	$1,169
Repurchase agreement derivatives		8,187	—		26,770	—
Used for hedging purposes:
Forward purchase contracts	15,829,825	17,943	51,585	6,657,026	35,916	215
Forward sales contracts	15,116,810	6,141	34,498	6,890,046	437	26,762
MBS put options	10,050,000	10,040	—	4,635,000	720	—
MBS call options	—	—	—	1,450,000	2,135	—
Put options on interest rate futures purchase contracts	4,350,000	6,266	—	3,085,000	866	—
Call options on interest rate futures purchase contracts	600,000	2,414	—	1,512,500	5,965	—
Treasury futures purchase contracts	1,408,500	—	—	835,000	—	—
Treasury futures sale contracts	1,132,500	—	—	1,450,000	—	—
Interest rate swap futures purchase contracts	3,910,000	—	—	625,000	—	—
Total derivatives before netting		198,391	88,359		123,316	28,146
Netting		34,557	(74,324)		(26,969)	(25,082)
		$232,948	$14,035		$96,347	$3,064
Collateral placed with (received from) derivative counterparties		$108,881			$(1,887)

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Quarter ended September 30, 2019
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	19,497,698	100,139,970	(103,807,843)	15,829,825
Forward sale contracts	14,276,156	122,174,329	(121,333,675)	15,116,810
MBS put options	12,775,000	29,575,000	(32,300,000)	10,050,000
MBS call options	2,250,000	—	(2,250,000)	—
Put options on interest rate futures purchase contracts	2,835,000	9,850,000	(8,335,000)	4,350,000
Call options on interest rate futures purchase contracts	3,687,500	1,750,000	(4,837,500)	600,000
Put options on interest rate futures sale contracts	—	8,335,000	(8,335,000)	—
Call options on interest rate futures sale contracts	—	4,837,500	(4,837,500)	—
Treasury futures purchase contracts	486,100	5,132,000	(4,209,600)	1,408,500
Treasury futures sale contracts	1,550,000	3,792,100	(4,209,600)	1,132,500
Interest rate swap futures purchase contracts	2,900,000	1,800,000	(790,000)	3,910,000
Interest rate swap futures sales contracts	—	790,000	(790,000)	—

	Quarter ended September 30, 2018
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	6,617,888	47,038,415	(46,540,682)	7,115,621
Forward sale contracts	7,107,202	58,521,199	(58,917,204)	6,711,197
MBS put options	2,675,000	8,375,000	(6,900,000)	4,150,000
MBS call options	—	1,250,000	—	1,250,000
Put options on interest rate futures purchase contracts	1,852,500	4,922,300	(4,549,800)	2,225,000
Call options on interest rate futures purchase contracts	800,000	950,000	(1,350,000)	400,000
Put options on interest rate futures sale contracts	—	4,849,800	(4,549,800)	300,000
Call options on interest rate futures sale contracts	—	1,350,000	(1,350,000)	—
Treasury futures purchase contracts	835,000	2,557,100	(2,557,100)	835,000
Treasury futures sale contracts	1,450,000	2,557,100	(2,557,100)	1,450,000
Interest rate swap futures purchase contracts	465,000	420,000	(885,000)	—
Interest rate swap futures sales contracts	—	885,000	(260,000)	625,000

	Nine months ended September 30, 2019
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	6,657,026	237,370,321	(228,197,522)	15,829,825
Forward sale contracts	6,890,046	275,749,351	(267,522,587)	15,116,810
MBS put options	4,635,000	77,185,000	(71,770,000)	10,050,000
MBS call options	1,450,000	6,750,000	(8,200,000)	—
Put options on interest rate futures purchase contracts	3,085,000	19,422,500	(18,157,500)	4,350,000
Call options on interest rate futures purchase contracts	1,512,500	13,127,800	(14,040,300)	600,000
Put options on interest rate futures sale contracts	—	27,297,800	(27,297,800)	—
Call options on interest rate futures sale contracts	—	4,837,500	(4,837,500)	—
Treasury futures purchase contracts	835,000	11,943,400	(11,369,900)	1,408,500
Treasury futures sale contracts	1,450,000	11,052,400	(11,369,900)	1,132,500
Interest rate swap futures purchase contracts	625,000	4,075,000	(790,000)	3,910,000
Interest rate swap futures sale contracts	—	790,000	(790,000)	—

	Nine months ended September 30, 2018
	Notional			Notional
	amount			amount
	beginning of		Dispositions/	end of
Instrument	period	Additions	expirations	period
	(in thousands)
Forward purchase contracts	4,920,883	140,158,865	(137,964,127)	7,115,621
Forward sale contracts	5,204,796	174,562,881	(173,056,480)	6,711,197
MBS put options	4,925,000	17,250,000	(18,025,000)	4,150,000
MBS call options	—	12,375,000	(11,125,000)	1,250,000
Put options on interest rate futures purchase contracts	2,125,000	16,624,800	(16,524,800)	2,225,000
Call options on interest rate futures purchase contracts	100,000	2,400,000	(2,100,000)	400,000
Put options on interest rate futures sale contracts	—	16,824,800	(16,524,800)	300,000
Call options on interest rate futures sale contracts	—	2,100,000	(2,100,000)	—
Treasury futures purchase contracts	100,000	7,453,300	(6,718,300)	835,000
Treasury futures sale contracts	—	8,829,600	(7,379,600)	1,450,000
Interest rate swap futures purchase contracts	1,400,000	885,000	(2,285,000)	—
Interest rate swap futures sales contracts	—	2,285,000	(1,660,000)	625,000

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	September 30, 2019			December 31, 2018
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$147,400	$—	$147,400	$50,507	$—	$50,507
Repurchase agreement derivatives	8,187	—	8,187	26,770	—	26,770
	155,587	—	155,587	77,277	—	77,277
Derivatives subject to master netting arrangements:
Forward purchase contracts	17,943	—	17,943	35,916	—	35,916
Forward sale contracts	6,141	—	6,141	437	—	437
MBS put options	10,040	—	10,040	720	—	720
MBS call options	—	—	—	2,135	—	2,135
Put options on interest rate futures purchase contracts	6,266	—	6,266	866	—	866
Call options on interest rate futures purchase contracts	2,414	—	2,414	5,965	—	5,965
Netting	—	34,557	34,557	—	(26,969)	(26,969)
	42,804	34,557	77,361	46,039	(26,969)	19,070
	$198,391	$34,557	$232,948	$123,316	$(26,969)	$96,347

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2019				December 31, 2018
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$147,400	$—	$—	$147,400	$50,507	$—	$—	$50,507
JPMorgan Chase Bank, N.A.	32,450	—	—	32,450	1,399	—	—	1,399
Citibank, N.A.	15,951	—	—	15,951	2,488	—	—	2,488
Morgan Stanley Bank, N.A.	11,842	—	—	11,842	—		—	—
RJ O'Brien	8,680	—	—	8,680	6,831	—	—	6,831
Deutsche Bank	8,187	—	—	8,187	26,770	—	—	26,770
Wells Fargo Bank, N.A.	5,728	—	—	5,728	3,707	—	—	3,707
Goldman Sachs	2,252	—	—	2,252	—	—	—	—
Bank of America, N.A.	—	—	—	—	2,781	—	—	2,781
Others	458	—	—	458	1,864	—	—	1,864
	$232,948	$—	$—	$232,948	$96,347	$—	$—	$96,347

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	September 30, 2019			December 31, 2018
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,276	$—	$2,276	$1,169	$—	$1,169
Derivatives subject to a master netting arrangement:
Forward purchase contracts	51,585	—	51,585	215	—	215
Forward sale contracts	34,498	—	34,498	26,762	—	26,762
Netting	—	(74,324)	(74,324)	—	(25,082)	(25,082)
	86,083	(74,324)	11,759	26,977	(25,082)	1,895
Total derivatives	88,359	(74,324)	14,035	28,146	(25,082)	3,064
Assets sold under agreements to repurchase:
Amount outstanding	3,539,459	—	3,539,459	1,935,200	—	1,935,200
Unamortized debt issuance premiums and costs, net	(570)	—	(570)	(1,341)	—	(1,341)
	3,538,889	—	3,538,889	1,933,859	—	1,933,859
	$3,627,248	$(74,324)	$3,552,924	$1,962,005	$(25,082)	$1,936,923

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

	September 30, 2019				December 31, 2018
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$2,276	$—	$—	$2,276	$1,169	$—	$—	$1,169
Credit Suisse First Boston Mortgage Capital LLC	1,000,098	(999,713)	—	385	691,030	(690,766)	—	264
Bank of America, N.A.	506,553	(497,335)	—	9,218	170,820	(170,820)	—	—
JPMorgan Chase Bank, N.A.	711,619	(711,619)	—	—	54,326	(54,326)	—	—
Morgan Stanley Bank, N.A.	551,027	(551,027)	—	—	77,687	(77,687)	—	—
Citibank, N.A.	461,496	(461,496)	—	—	14,960	(14,960)	—	—
BNP Paribas	192,534	(192,534)	—	—	149,675	(149,482)	—	193
Royal Bank of Canada	125,735	(125,735)	—	—	35,181	(35,181)	—	—
Deutsche Bank	—	—	—	—	741,978	(741,978)	—	—
Federal National Mortgage Association	685	—	—	685	—	—	—	—
Others	1,471	—	—	1,471	1,438	—	—	1,438
	$3,553,494	$(3,539,459)	$—	$14,035	$1,938,264	$(1,935,200)	$—	$3,064

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2019	2018	2019	2018
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value	$33,347	$(18,526)	$95,785	$(21,109)
Repurchase agreement derivatives	Interest expense	$92	$(227)	$(1,608)	$(1,345)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(55,540)	$10,820	$(157,362)	$100,422
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$250,146	$(52,971)	$587,883	$(180,853)

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$2,720,335	$2,486,157	$2,820,612	$638,010
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426
Balance after reclassification	2,720,335	2,486,157	2,820,612	2,120,436
Additions:
Resulting from loan sales	246,757	149,000	545,839	448,604
Purchases	46	163,511	227,445	193,640
	246,803	312,511	773,284	642,244
Change in fair value due to:
Changes in inputs used in valuation model (1)	(286,880)	64,293	(704,967)	239,538
Other changes in fair value (2)	(124,005)	(76,997)	(332,676)	(216,254)
Total change in fair value	(410,885)	(12,704)	(1,037,643)	23,284
Balance at end of period	$2,556,253	$2,785,964	$2,556,253	$2,785,964

			September 30,	December 31,
			2019	2018
			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable			$2,550,602	$2,807,333

(1)	Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$12,948	$10,253	$8,681	$14,120
Mortgage servicing liabilities resulting from loan sales	19,501	1,741	27,133	5,548
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	8,630	3,410	14,687	8,590
Other changes in fair value (2)	(6,785)	(5,635)	(16,207)	(18,489)
Total change in fair value	1,845	(2,225)	(1,520)	(9,899)
Balance at end of period	$34,294	$9,769	$34,294	$9,769

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Contractual servicing fees	$185,967	$147,182	$533,510	$421,536
Other fees:
Late charges	12,430	5,087	31,258	19,595
Other	4,846	1,244	9,119	4,620
	$203,243	$153,513	$573,887	$445,751

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of these operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended	Nine months ended
	September 30, 2019	September 30, 2019
	(dollars in thousands)
Lease expense:
Operating leases	$3,356	$9,817
Short-term leases	213	644
Sublease income	(35)	(94)
Net lease expense included in Occupancy and equipment	$3,534	$10,367

Other information:
Cash payments for operating leases	$4,063	$11,793
Operating lease right-of-use assets recognized
Upon adoption of ASU 2016-02	$—	$58,713
New leases	1,929	1,929
	$1,929	$60,642
Period end:
Weighted averages:
Remaining lease term (in years)		5.8
Discount rate		4.6%

The maturities of the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2020	$17,246
2021	14,754
2022	12,170
2023	11,580
2024	9,123
Thereafter	17,628
Total lease payments	82,501
Less imputed interest	(10,341)
Total	$72,160

As of September 30, 2019, the Company had one operating lease that has not yet commenced with an undiscounted minimum payment commitment totaling $1.5 million. The lease is expected to commence in May 2020.

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2019.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$2,098,208	$1,563,053	$1,861,086	$1,618,008
Weighted average interest rate (1)	3.66%	3.91%	4.08%	3.72%
Total interest expense (2)	$19,429	$4,676	$47,709	$15,943
Maximum daily amount outstanding	$3,539,459	$2,201,880	$3,539,459	$2,380,121

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,539,459	$1,935,200
Unamortized debt issuance premiums and costs, net	(570)	(1,341)
	$3,538,889	$1,933,859
Weighted average interest rate	3.53%	4.22%
Available borrowing capacity (3):
Committed	$2,665	$695,767
Uncommitted	1,292,876	2,354,033
	$1,295,541	$3,049,800
Fair value of assets securing repurchase agreements:
Loans held for sale	$3,939,161	$1,923,857
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$107,678	$131,025
Servicing advances (4)	$181,747	$162,895
Mortgage servicing rights (4)	$2,532,369	$2,807,333
Margin deposits placed with counterparties (5)	$5,000	$3,750

(1)

Excludes the effect of amortization of net issuance costs and premiums totaling $0.2 million and $9.2 million for the quarter and nine months ended September 30, 2019, respectively, and net premiums totaling $10.9 million and $29.7 million for the quarter and nine months ended September 30, 2018, respectively.

(2)

In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $1.6 million and $12.8 million of such incentives as reductions in Interest expense during the quarters ended September 30, 2019 and 2018, respectively, and $14.7 million and $35.5 million during the nine months ended September 30, 2019 and 2018, respectively. The master repurchase agreement expired on August 21, 2019.
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

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheet.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2019	Balance
(dollars in thousands)
Within 30 days	$276,113
Over 30 to 90 days	3,041,052
Over 90 to 180 days	122,294
Over 180 days to one year	100,000
Total assets sold under agreements to repurchase	$3,539,459
Weighted average maturity (in months)	2.5

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2019:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$1,313,083	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$231,656	December 2, 2019	April 24, 2020
Bank of America, N.A.	$82,942	October 28, 2019	October 28, 2019
JP Morgan Chase Bank, N.A.	$79,142	October 9, 2019	October 11, 2019
Citibank, N.A.	$41,279	December 17, 2019	August 4, 2020
Morgan Stanley Bank, N.A.	$40,511	December 16, 2019	August 21, 2020
BNP Paribas	$12,363	December 17, 2019	July 31, 2020
Royal Bank of Canada	$9,804	December 31, 2019	December 31, 2019

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$258,169	$289,008	$249,023	$250,599
Weighted average interest rate (1)	3.36%	3.31%	3.55%	3.14%
Total interest expense	$2,304	$2,533	$7,034	$6,450
Maximum daily amount outstanding	$524,095	$722,611	$548,038	$722,611

(1)

Excludes the effect of amortization of facility fees totaling $135,000 and $92,000 for the quarters ended September 30, 2019 and 2018, respectively, and $405,000 and $475,000 for the nine months ended September 30, 2019 and 2018, respectively.

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$514,625	$532,466
Unamortized debt issuance costs	—	(215)
	$514,625	$532,251
Weighted average interest rate	3.27%	3.77%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$542,049	$555,001

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

MSR Note Payable

On February 1, 2018, the Company issued a note payable in favor of CS Cayman that is secured by Fannie Mae and Freddie Mac MSRs.  Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on February 1, 2020. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the quarter and nine months ended September 30, 2019 or 2018.

Notes payable are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$1,300,000	$1,234,783	$1,300,000	$1,125,458
Weighted average interest rate (1)	5.11%	5.07%	5.21%	5.29%
Total interest expense	$17,525	$21,369	$53,559	$55,939
Maximum daily amount outstanding	$1,300,000	$1,300,000	$1,300,000	$1,300,000

(1)

Excludes the effect of amortization of debt issuance costs and non-utilization fees totaling $0.9 million and $2.0 million for the quarters ended September 30, 2019 and 2018, respectively, and $2.7 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively, as well as unamortized debt issuance costs of $3.4 million and $8.0 million, recognized in Interest expense due to repayments of certain previously issued notes during the quarter and nine months ended September 30, 2018, respectively.

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(6,375)	(7,709)
	$1,293,625	$1,292,291
Weighted average interest rate	4.90%	5.07%
Unused amount	$150,000	$150,000
Assets pledged to secure notes payable:
Cash	$101,773	$108,174
Servicing advances (1)	$181,747	$162,895
Mortgage servicing rights (1)	$2,489,481	$2,807,333

(1)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes. The VFN financing is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable on the Company's consolidated balance sheet.

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Average balance	$25,812	$11,615	$13,380	$15,187
Weighted average interest rate	4.47%	4.09%	4.48%	3.87%
Total interest expense	$274	$122	$476	$444
Maximum daily amount outstanding	$28,295	$13,032	$28,295	$20,971

	September 30,	December 31,
	2019	2018
	(dollars in thousands)
Unpaid principal balance	$23,881	$6,605
Weighted average interest rate	4.45%	4.46%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$22,172	$16,281
Capitalized software	$14,090	$1,017

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

Following is a summary of ESS:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$194,156	$229,470	$216,110	$236,534
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	377	499	1,327	1,983
Accrual of interest	2,291	3,740	8,124	11,584
Repayment	(9,819)	(11,543)	(30,901)	(35,852)
Change in fair value	(3,864)	1,109	(11,519)	9,026
Balance at end of period	$183,141	$223,275	$183,141	$223,275

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Balance at beginning of period	$18,709	$20,587	$21,155	$20,053
Provision for losses on loans sold:
Resulting from sales of loans	2,508	1,842	5,222	4,550
Reduction in liability due to change in estimate	(1,175)	(1,155)	(6,305)	(3,627)
(Recoveries) incurred losses, net	(74)	(252)	(104)	46
Balance at end of period	$19,968	$21,022	$19,968	$21,022
Unpaid principal balance of loans subject to representations and warranties at end of period	$166,541,153	$139,315,779

Note 13—Income Taxes

The Company’s effective income tax rates were 26.9% and 9.0% for the quarters ended September 30, 2019 and 2018, respectively, and 26.3% and 8.6% for the nine months ended September 30, 2019 and 2018, respectively. Beginning November 1, 2018, the Company’s income subject to income tax includes the portion of its income formerly attributed to the noncontrolling interest, which was not subject to income tax at the parent Company level before the Reorganization. As a result, the Company reported a higher effective tax rate for the quarter and nine months ended September 30, 2019 than for the quarter and nine months ended September 30, 2018.

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

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $8.3 billion as of September 30, 2019.

Note 15—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2019	2018	2019	2018	total (1)
	(in thousands)
Shares of common stock repurchased	—	—	51	236	816
Cost of shares of common stock repurchased	$—	$—	$1,056	$4,826	$14,948

(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through September 30, 2019.

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

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac are summarized below:

	Quarter ended	Nine months ended
	September 30, 2018	September 30, 2018
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$14,489	$48,945
Increase in the Company's paid-in capital accounts for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$4,377	$32,501
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders and issued as equity compensation	131	1,616

Note 17—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(22,838)	$(107,414)	$(77,659)	$(399,457)
Hedging activities	(148,128)	(2,507)	(230,200)	89,322
	(170,966)	(109,921)	(307,859)	(310,135)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	227,256	147,259	518,706	443,056
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(2,508)	(1,842)	(5,222)	(4,550)
Reduction in liability due to change in estimate	1,175	1,155	6,305	3,627
Change in fair value of loans and derivatives held at period end:
Interest rate lock commitments	33,347	(18,526)	95,785	(21,109)
Loans	(5,822)	6,897	(35,508)	21,407
Hedging derivatives	92,588	13,327	72,838	11,100
	175,070	38,349	345,045	143,396
From PennyMac Mortgage Investment Trust	60,662	18,565	122,996	45,878
	$235,732	$56,914	$468,041	$189,274

Note 18—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$2,894	$814	$7,533	$2,001
Loans held for sale at fair value	35,800	34,941	101,509	95,982
Placement fees relating to custodial funds	43,231	23,397	98,628	55,014
	81,925	59,152	207,670	152,997
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,527	1,812	5,015	5,686
	83,452	60,964	212,685	158,683

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	19,429	4,676	47,709	15,943
Mortgage loan participation purchase and sale agreements	2,304	2,533	7,034	6,450
Notes payable	17,525	21,369	53,559	55,939
Obligations under capital lease	274	122	476	444
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	12,453	4,883	24,978	14,259
Interest on mortgage loan impound deposits	2,104	1,452	4,967	3,517
	54,089	35,035	138,723	96,552
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	2,291	3,740	8,124	11,584
	56,380	38,775	146,847	108,136
	$27,072	$22,189	$65,838	$50,547

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement.  The Company included $1.6 million and $12.8 million of such incentives as reductions of Interest expense during the quarter ended September 30, 2019 and 2018, respectively, and $14.7 million and $35.5 million during the nine months ended September 30, 2019 and 2018, respectively. The master repurchase agreement expired on August 21, 2019.

 Note 19—Stock-based Compensation

As of September 30, 2019, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Grants:
Units:
Performance-based RSUs	—	—	665	524
Stock options	—	—	344	674
Time-based RSUs	4	5	334	321
Grant date fair value:
Performance-based RSUs	$—	$—	$15,253	$12,791
Stock options	—	—	2,965	6,147
Time-based RSUs	102	100	7,647	7,803
Total	$102	$100	$25,865	$26,741
Vestings and exercises:
Performance-based RSUs vested	—	—	648	774
Stock options exercised	127	55	245	285
Time-based RSUs vested	3	1	294	245
Compensation expense	$8,941	$8,532	$19,124	$20,766

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$121,473	$14,489	$240,304	$48,945
Weighted average shares of common stock outstanding	78,361	25,125	78,119	24,644
Basic earnings per share of common stock	$1.55	$0.58	$3.08	$1.99

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$121,473	$14,489	$240,304	$48,945
Net income attributable to dilutive stock-based compensation units	—	552	—	2,435
Net income attributable to PennyMac Class A units exchangeable to Class A common stock, net of income taxes	—	29,580	—	101,921
Net income attributable to common stockholders for diluted earnings per share	$121,473	$44,621	$240,304	$153,301
Weighted average shares of common stock outstanding applicable to basic earnings per share	78,361	25,125	78,119	24,644
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	2,021	1,476	1,702	1,818
PennyMac Class A units exchangeable to Class A common stock	—	52,312	—	52,492
Weighted average shares of common stock applicable to diluted earnings per share	80,382	78,913	79,821	78,954
Diluted earnings per share of common stock	$1.51	$0.57	$3.01	$1.94

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

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	1,157	1,172	985	1,060
Time-based RSUs	—	86	—	68
Stock options (2)	566	1,208	888	705
Total anti-dilutive shares and units	1,723	2,466	1,873	1,833
Weighted average exercise price of anti-dilutive stock options (2)	$23.50	$17.79	$23.98	$17.79

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 21—Supplemental Cash Flow Information

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash paid for interest	$125,987	$123,622
Cash paid (refunds received) for income taxes , net	$5,761	$(1,541)
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$545,839	$448,604
Mortgage servicing liabilities resulting from loan sales	$27,133	$5,548
Unsettled portion of MSR acquisitions	$—	$13,501
Operating right-of-use assets recognized	$60,642	$—
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$1,327	$1,983
Issuance of common stock and Class A common stock in settlement of director fees	$184	$245

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2019		December 31, 2018
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$2,062,630	$572,167	$1,788,430	$514,089
Ginnie Mae – PLS	$1,718,072	$852,256	$1,535,826	$733,342
Ginnie Mae – PennyMac	$2,006,339	$937,482	$1,786,430	$806,676
HUD – PLS	$1,718,072	$2,500	$1,535,826	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$282,056	$78,240	$271,802	$70,775
Ginnie Mae – PLS	$282,056	$211,021	$271,802	$189,592
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	19%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$216,132	$19,600	$235,732	$—	$235,732
Loan origination fees	49,434	—	49,434	—	49,434
Fulfillment fees from PennyMac Mortgage Investment Trust	45,149	—	45,149	—	45,149
Net loan servicing fees	—	66,229	66,229	—	66,229
Net interest income (expense):
Interest income	22,445	61,007	83,452	—	83,452
Interest expense	18,423	37,936	56,359	21	56,380
	4,022	23,071	27,093	(21)	27,072
Management fees	—	—	—	10,098	10,098
Other	324	567	891	1,742	2,633
Total net revenue	315,061	109,467	424,528	11,819	436,347
Expenses	135,777	127,581	263,358	6,792	270,150
Income before provision for income taxes	$179,284	$(18,114)	$161,170	$5,027	$166,197
Segment assets at quarter end	$4,850,741	$4,433,177	$9,283,918	$19,281	$9,303,199

(1)	All revenues are from external customers.

	Quarter ended September 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$34,947	$21,967	$56,914	$—	$56,914
Loan origination fees	26,485	—	26,485	—	26,485
Fulfillment fees from PennyMac Mortgage Investment Trust	26,256	—	26,256	—	26,256
Net loan servicing fees	—	109,703	109,703	—	109,703
Net interest income (expense):
Interest income	17,013	43,935	60,948	16	60,964
Interest expense	1,274	37,491	38,765	10	38,775
	15,739	6,444	22,183	6	22,189
Management fees	—	—	—	6,471	6,471
Carried Interest from Investment Funds	—	—	—	(17)	(17)
Other	645	805	1,450	1,478	2,928
Total net revenue	104,072	138,919	242,991	7,938	250,929
Expenses	78,405	105,346	183,751	5,481	189,232
Income before provision for income taxes	$25,667	$33,573	$59,240	$2,457	$61,697
Segment assets at quarter end (2)	$2,168,126	$4,812,898	$6,981,024	$11,996	$6,993,020

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist of $1.8 million of cash and includes receivable from parent Company of $2.3 million.

	Nine months ended September 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$407,713	$60,328	$468,041	$—	$468,041
Loan origination fees	110,288	—	110,288	—	110,288
Fulfillment fees from PennyMac Mortgage Investment Trust	102,313	—	102,313	—	102,313
Net loan servicing fees	—	205,934	205,934	—	205,934
Net interest income (expense):
Interest income	55,714	156,971	212,685	—	212,685
Interest expense	36,236	110,572	146,808	39	146,847
	19,478	46,399	65,877	(39)	65,838
Management fees	—	—	—	26,178	26,178
Other	929	2,664	3,593	4,844	8,437
Total net revenue	640,721	315,325	956,046	30,983	987,029
Expenses	316,187	324,949	641,136	19,815	660,951
Income before provision for income taxes	$324,534	$(9,624)	$314,910	$11,168	$326,078
Segment assets at period end	$4,850,741	$4,433,177	$9,283,918	$19,281	$9,303,199

(1)	All revenues are from external customers.

	Nine months ended September 30, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$105,111	$84,163	$189,274	$—	$189,274
Loan origination fees	75,476	—	75,476	—	75,476
Fulfillment fees from PennyMac Mortgage Investment Trust	52,759	—	52,759	—	52,759
Net loan servicing fees	—	340,181	340,181	—	340,181
Net interest income (expense):
Interest income	48,135	110,532	158,667	16	158,683
Interest expense	4,401	103,694	108,095	41	108,136
	43,734	6,838	50,572	(25)	50,547
Management fees	—	—	—	17,910	17,910
Carried Interest from Investment Funds	—	—	—	(365)	(365)
Other	1,497	1,928	3,425	4,221	7,646
Total net revenue	278,577	433,110	711,687	21,741	733,428
Expenses	216,722	290,094	506,816	17,221	524,037
Income before provision for income taxes	$61,855	$143,016	$204,871	$4,520	$209,391
Segment assets at period end (2)	$2,168,126	$4,812,898	$6,981,024	$11,996	$6,993,020

(1)	All revenues are from external customers.

(2)	Excludes parent Company assets, which consist of $1.8 million of cash and includes receivable from parent Company of $2.3 million.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period, on October 31, 2019, the Company announced that it has initiated a quarterly dividend for common shareholders and that the board of directors declared a cash dividend of $0.12 per common share. The dividend will be paid on November 29, 2019 to common shareholders of record as of November 15, 2019.

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

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage and home equity loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

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

One result of the consummation of the Reorganization was that our equity structure was changed to create a single class of publicly-held common stock as opposed to the two classes that were in place before the Reorganization. For tax purposes, the Reorganization is to be treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code. PNMAC Holdings’ financial statements remain our historical financial statements.

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

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT. PCM previously managed PNMAC Mortgage Opportunity Fund, LLC, PNMAC Mortgage Opportunity Fund, LP, an affiliate of these funds and PNMAC Mortgage Opportunity Fund Investors, LLC. We refer to these funds collectively as our Investment Funds.  The Investment Funds were dissolved during 2018.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$235,732	$56,914	$468,041	$189,274
Loan origination fees	49,434	26,485	110,288	75,476
Fulfillment fees from PennyMac Mortgage Investment Trust	45,149	26,256	102,313	52,759
Net loan servicing fees	66,229	109,703	205,934	340,181
Net interest income	27,072	22,189	65,838	50,547
Management fees	10,098	6,471	26,178	17,910
Other	2,633	2,911	8,437	7,281
Total net revenue	436,347	250,929	987,029	733,428
Expenses	270,150	189,232	660,951	524,037
Income before provision for income taxes	166,197	61,697	326,078	209,391
Provision for income taxes	44,724	5,545	85,774	17,908
Net income	$121,473	$56,152	$240,304	$191,483
Earnings per share
Basic	$1.55	$0.58	$3.08	$1.99
Diluted	$1.51	$0.57	$3.01	$1.94
Annualized return on average common stockholders' equity	26.2%	10.8%	18.2%	12.7%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$179,284	$25,667	$324,534	$61,855
Servicing	(18,114)	33,573	(9,624)	143,016
Total mortgage banking	161,170	59,240	314,910	204,871
Investment management	5,027	2,457	11,168	4,520
	$166,197	$61,697	$326,078	$209,391
During the period:
Interest rate lock commitments issued	$22,423,177	$11,130,611	$49,291,237	$33,843,166
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$16,647,172	$7,517,883	$35,523,802	$17,139,884
At end of period:
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$221,215,993	$193,659,378
Mortgage servicing liabilities	2,327,687	1,265,461
Loans held for sale	4,323,252	2,352,771
	227,866,932	197,277,610
Subserviced for PMT	120,608,076	87,226,461
	$348,475,008	$284,504,071

Net assets of PennyMac Mortgage Investment Trust	$2,219,611	$1,558,563
Book value per share	$24.37	$21.47

For the quarter and nine months ended September 30, 2019, income before provision for income taxes increased $104.5 million and $116.7 million, respectively, compared to the same periods in 2018. The increases were primarily due to:

•	increases in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust), partially offset by;
•	decreases in Net loan servicing fees;
•	and increases in total expenses.

The increases in production income reflect higher production volume and improved profit margins.  The decreases in Net loan servicing fees were mainly due to the effect of lower interest rates on the fair value of our MSRs that resulted in fair value losses net of hedging results, compared to the same periods in 2018. The increases in total expenses were mainly due to increases in loan origination and compensation expenses, reflecting the continuing growth of our mortgage banking activities.

These increases in pretax income were offset by increases in the provision for income taxes resulting from an increase in the effective income tax rate resulting from the Reorganization.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$185,967	$147,182	$533,510	$421,536
From PennyMac Mortgage Investment Trust	12,964	10,071	35,102	30,521
From Investment Funds	—	—	—	3
Other fees	26,018	17,009	74,043	44,817
	224,949	174,262	642,655	496,877
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(158,720)	(64,559)	(436,721)	(156,696)
Net loan servicing fees	$66,229	$109,703	$205,934	$340,181
Average loan servicing portfolio	$341,369,904	$274,420,615	$325,658,620	$261,586,617

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Realization of cash flows	$(117,220)	$(71,362)	$(316,469)	$(197,765)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(295,510)	60,883	(719,654)	230,948
Change in fair value of excess servicing spread	3,864	(1,109)	11,519	(9,026)
Hedging results	250,146	(52,971)	587,883	(180,853)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	$(158,720)	$(64,559)	$(436,721)	$(156,696)
Average balances:
Mortgage servicing rights	$2,601,069	$2,634,026	$2,757,948	$2,302,713
Mortgage servicing liabilities	$23,997	$9,961	$14,649	$10,920
Excess servicing spread financing	$187,088	$225,926	$199,911	$232,694
At period end:
Mortgage servicing rights	$2,556,253	$2,785,964
Mortgage servicing liabilities	$34,294	$9,769
Excess servicing spread financing	$183,141	$223,275

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2019	2018
	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$157,437,101	$144,296,544
Acquired	63,778,892	56,757,600
	221,215,993	201,054,144
Mortgage servicing liabilities	2,327,687	1,160,938
Loans held for sale	4,323,252	2,420,636
	227,866,932	204,635,718
Subserviced for PMT	120,460,120	94,276,938
Total prime servicing	348,327,052	298,912,656
Special servicing – Subserviced for PMT	147,956	381,216
Total loans serviced	$348,475,008	$299,293,872

Net loan servicing fees decreased $43.5 million and $134.2 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases were primarily due to an increase of $94.2 million and $280.0 million in losses in fair value of MSRs and mortgage servicing liabilities (“MSLs”), net of hedging results, during the quarter and nine months ended September 30, 2019, respectively, resulting from the effect of decreasing interest rates on mortgage servicing asset and liability fair values. The increased losses were partially offset by increases of $50.7 million and $145.8 million in loan servicing fees for the quarter and nine months ended September 30, 2019, respectively, resulting from an increase in our average servicing portfolio of 24% for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018.

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

During the quarter and nine months ended September 30, 2019, we recognized Net gains on loans held for sale at fair value totaling $235.7 million and $468.0 million, respectively, an increase of $178.8 million and $278.8 million, respectively, compared to the same periods in 2018. The increases were primarily due to an increase in loan production volume and an improvement in profit margins in our mortgage production business, reflecting increased demand for mortgage loans during 2019 as compared to 2018.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(22,838)	$(107,414)	$(77,659)	$(399,457)
Hedging activities	(148,128)	(2,507)	(230,200)	89,322
	(170,966)	(109,921)	(307,859)	(310,135)
Non-cash gain:
Change in fair value of loans and derivative financial instruments outstanding at period end:
Interest rate lock commitments	33,347	(18,526)	95,785	(21,109)
Loans	(5,822)	6,897	(35,508)	21,407
Hedging derivatives	92,588	13,327	72,838	11,100
	120,113	1,698	133,115	11,398
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	227,256	147,259	518,706	443,056
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(2,508)	(1,842)	(5,222)	(4,550)
Reduction in liability due to change in estimate	1,175	1,155	6,305	3,627
	225,923	146,572	519,789	442,133
	346,036	148,270	652,904	453,531
From PennyMac Mortgage Investment Trust	60,662	18,565	122,996	45,878
	$235,732	$56,914	$468,041	$189,274
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$19,383,044	$9,869,209	$42,574,349	$30,382,616
Conventional mortgage loans	3,031,076	1,236,912	6,686,393	3,399,365
Jumbo mortgage loans	6,087	24,490	23,452	61,185
Home equity lines of credit	2,970	—	7,043	—
	$22,423,177	$11,130,611	$49,291,237	$33,843,166
At end of period:
Loans held for sale at fair value	$4,522,971	$2,416,955
Commitments to fund and purchase mortgage loans	$8,311,786	$3,388,437

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

Non-cash elements of gain on sale of loans

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 96% and 111% of our gain on sale of loans at fair value for the quarter and nine months ended September 30, 2019, as compared to 258% and 234% for the quarter and nine months ended September 30, 2018.  How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $2.5 million and $5.2 million for the quarter and nine months ended September 30, 2019, respectively, compared to $1.8 million and $4.6 million during the quarter and nine months ended September 30, 2018, respectively. We also recorded reductions in the liability of $1.2 million and $6.3 million during the quarter and nine months ended September 30, 2019, respectively, compared to $1.2 million and $3.6 million during the quarter and nine months ended September 30, 2018, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
During the period:
Indemnification activity:
Loans indemnified by PFSI at beginning of period	$12,928	$10,334	$8,899	$7,579
New indemnifications	5,582	932	9,848	4,110
Less indemnified loans sold, repaid or refinanced	1,587	1,519	1,824	1,942
Loans indemnified by PFSI at end of period	$16,923	$9,747	$16,923	$9,747
Repurchase activity:
Total loans repurchased by PFSI	$4,115	$11,910	$15,427	$24,895
Less:
Loans repurchased by correspondent lenders	2,677	5,332	9,961	16,237
Loans repaid by borrowers or resold with defects resolved	1,663	590	4,258	1,156
Net loans repurchased with losses chargeable to liability for representations and warranties	$(225)	$5,988	$1,208	$7,502
Net losses charged (recoveries credited) to liability for representations and warranties	$74	$252	$104	$(46)

At end of period:
Unpaid principal balance of loans subject to representations and warranties	$166,541,153	$139,315,779
Liability for representations and warranties	$19,968	$21,002

During the quarter and nine months ended September 30, 2019, we repurchased loans totaling $4.1 million and $15.4 million in UPB, respectively. We recorded losses of $104,000 net of recoveries, during the nine months ended September 30, 2019. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change or investor and insurer loss mitigation strategies are adjusted, the level of repurchase activity may increase.

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

Loan origination fees

Loan origination fees increased $22.9 million and $34.8 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase was primarily due to an increase in volume of loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated as a percentage of the UPB of the loans we fulfill for PMT.

Following is a summary of our fulfillment fees:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fulfillment fee revenue	$45,149	$26,256	$102,313	$52,759
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$16,647,172	$7,517,883	$35,523,802	$17,139,884
Average fulfillment fee rate (in basis points)	27	35	29	31

Fulfillment fees increased $18.9 million  and $49.6 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were  primarily due to an increase in PMT’s loan production volume, partially offset by an increase in discretionary reductions in the fulfillment fee rate during the quarter and nine months ended September 30, 2019, compared to the same periods in 2018.

Net Interest Income

Net interest income increased $4.9 million and $15.3 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to:

•

increases in placement fees we receive relating to custodial funds that we manage, reflecting the growth of our servicing portfolio and higher earnings rates in 2019 compared to 2018, partially offset by;

•	increases in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of the lower interest rates in 2019 as compared to 2018; and
•

increases in interest expense on repurchase agreements, reflecting the substantial curtailment of financing incentives we received from one of our lenders and an increase in average borrowing balances during the quarter and nine months ended September 30, 2019 to fund a higher volume of loan inventory compared to the same periods in 2018.

We entered into a master repurchase agreement in 2017 that provided us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $1.6 million and $12.8 million of such incentives as reductions in Interest expense during the quarters ended September 30, 2019 and 2018, respectively, and $14.7 million and $35.5 million during the nine month periods ended September 30, 2019 and 2018, respectively. The loan volumes targeted by the master repurchase agreement were achieved during the second quarter of 2019, and the master repurchase agreement expired on August 21, 2019.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$7,914	$5,799	$20,862	$17,223
Performance incentive	2,184	683	5,316	683
	10,098	6,482	26,178	17,906
Investment Funds	—	(11)	—	4
Total management fees	10,098	6,471	26,178	17,910
Carried Interest	—	(17)	—	(365)
Total management fees and Carried Interest	$10,098	$6,454	$26,178	$17,545

Net assets of PennyMac Mortgage Investment Trust at end of period	$2,219,611	$1,558,563

Management fees increased $3.6 million and $8.3 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018, reflecting the combined effect of the performance incentive fees arising from PMT’s increased profitability and the increase in PMT’s average shareholders’ equity upon which its base management fees are based. The increase in average shareholders’ equity was primarily due to the issuance of new common shares by PMT during the quarter and nine months ended September 30, 2019.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Salaries and wages	$77,748	$64,367	$212,135	$190,856
Incentive compensation	39,824	17,831	86,587	54,345
Taxes and benefits	14,619	12,634	44,603	37,950
Stock and unit-based compensation	8,941	8,532	19,124	20,766
	$141,132	$103,364	$362,449	$303,917
Head count:
Average	3,751	3,361	3,591	3,301
Quarter end	3,907	3,383

Compensation expense increased $37.8 million and $58.5 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increases in incentive compensation resulting from performance-based incentives in our mortgage banking business and higher than expected attainment of profitability targets along with increases in salaries and wages due to increased average headcounts resulting from the growth in our mortgage banking activities.

Servicing

Servicing expenses increased $7.1 million and $11.6 million during the quarter and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increased purchases of EBO loans from Ginnie Mae guaranteed pools for the quarter and nine months ended September 30, 2019 compared to the same periods in 2018. During the nine months ended September 30, 2019, we purchased  $2.6 billion in UPB of EBO loans, compared to $1.6  billion during the same period in 2018.

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

Loan origination

Loan origination expense increased $27.6 million and $58.0 million during the quarter and nine months ended September  30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to increases in wholesale brokerage fees and loan file compilation expenses, resulting from increased consumer and broker direct lending activities, as well as an increase in lender paid fees due to the mix of production volume shifting toward a higher proportion of VA-guaranteed loans during the quarter and nine months ended September 30, 2019 as compared to the same periods during 2018.

Provision for Income Taxes

Our effective income tax rates were 26.9%  and 26.3%  during the quarter and nine months ended September 30, 2019, respectively, compared to 9.0% and 8.6%  during the quarter and nine months ended September 30, 2018, respectively. Beginning November 1, 2018, PFSI’s income subject to income tax includes the portion of its income formerly attributed to the noncontrolling interest, which was not subject to income tax at the PFSI level before the Reorganization. As a result, we reported higher effective tax rates for the quarter and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and short-term investments	$291,931	$273,113
Loans held for sale at fair value	4,522,971	2,521,647
Servicing advances, net	271,501	313,197
Investments in and advances to affiliates	149,089	165,886
Mortgage servicing rights	2,556,253	2,820,612
Loans eligible for repurchase	892,631	1,102,840
Other	618,823	281,278
Total assets	$9,303,199	$7,478,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,053,514	$2,332,143
Long-term debt	1,500,647	1,648,973
Liability for loans eligible for repurchase	892,631	1,102,840
Other	944,794	740,826
Total liabilities	7,391,586	5,824,782
Stockholders' equity	1,911,613	1,653,791
Total liabilities and stockholders' equity	$9,303,199	$7,478,573

Total assets increased $1.8 billion from $7.5 billion at December 31, 2018 to $9.3 billion at September 30, 2019. The increase was primarily due to increases in loans held for sale at fair value resulting from an increase in loan production volume.

Total liabilities increased $1.6 billion from $5.8 billion at December 31, 2018 to $7.4 billion at September 30, 2019. The increase was primarily attributable to an increase in borrowings required to finance a larger inventory of loans held for sale combined with a $72.1 million increase in other liabilities due to recognition of operating lease liabilities effective January 1, 2019, as the result of our adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases (Topic 842), which requires us to recognize our contractual lease rights and obligations on our consolidated balance sheet.

Cash Flows

Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine months ended September 30,
	2019	2018	Change
	(in thousands)
Operating	$(1,690,141)	$732,584	$(2,422,725)
Investing	169,416	(349,783)	519,199
Financing	1,566,513	(317,722)	1,884,235
Net increase in cash and restricted cash	$45,788	$65,079	$(19,291)

Our cash flows resulted in a net increase  in cash and restricted cash of $45.8 million during the nine months ended September 30, 2019 as discussed below.

Operating activities

Net cash used in operating activities totaled $1.7  billion during nine months ended September 30, 2019 and net cash provided by operating activities totaled $732.6 million during the same period in 2018. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from:
Loans held for sale	$(2,010,338)	$543,106
Other operating sources	320,197	189,478
	$(1,690,141)	$732,584

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2019 totaled $169.4 million primarily due to  $542.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs,  partially offset by the purchase of MSRs totaling $227.4 million and increase in margin deposit of $168.1 million. Net cash used in investing activities during the nine months ended September 30, 2018 totaled $349.8 million was primarily due to funds used for net settlement of derivative financial instruments used to hedge our investment in MSRs and purchase of MSRs totaling $180.1 million.

Financing activities

Net cash provided by financing activities totaled $1.6 billion during the nine months ended September 30, 2019, primarily to finance the growth in our inventory of mortgage loans held for sale and our investments in MSRs. Net cash used in financing activities totaled $317.7 million during the nine months ended September 30, 2018 primarily due to net repurchases of assets sold under agreements to repurchase, reflecting a reduction in our financing of loans held for sale.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Average balance	$2,098,208	$1,563,053	$1,861,086	$1,618,008
Maximum daily balance	$3,539,459	$2,201,880	$3,539,459	$2,380,121
Balance at period end	$3,539,459	$1,738,839

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

In June 2017, our board of directors approved a stock repurchase program that allows us to repurchase up to $50 million of our common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. We intend to finance the stock repurchase program through cash on hand. From inception through September 30, 2019, we have repurchased $14.9 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2019, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2019 we had contractual obligations aggregating $14.3 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities and license certain software to support our loan servicing operations.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate loans	$8,311,786	$8,311,786	$—	$—	$—
Short-term debt	4,054,084	4,054,084	—	—	—
Long-term debt	1,507,022	9,226	14,655	1,300,000	183,141
Interest on long-term debt	282,034	72,343	141,501	50,674	17,516
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,537	—	—	—	46,537
Office leases	84,001	17,334	27,959	20,954	17,754
Total	$14,285,464	$12,464,773	$184,115	$1,371,628	$264,948

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2019, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$899,713	$1,100,000	$300,000	April 24, 2020
Credit Suisse First Boston Mortgage Capital LLC (3)	$100,000	$400,000	$400,000	April 26, 2020
JPMorgan Chase Bank, N.A.	$711,619	$1,000,000	$50,000	October 11, 2019
Morgan Stanley Bank, N.A.	$551,027	$800,000	$100,000	August 21, 2020
Bank of America, N.A.	$497,335	$500,000	$500,000	October 28, 2019
Citibank, N.A.	$461,496	$700,000	$300,000	August 4, 2020
BNP Paribas	$192,534	$200,000	$100,000	July 31, 2020
Royal Bank of Canada	$125,735	$135,000	$20,000	December 31, 2019
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$514,625	$550,000	$—	October 28, 2019
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Credit Suisse AG	$—	$150,000	$—	October 31, 2019
Credit Suisse AG (3)	$—	$—	$—	February 1, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$23,881	$25,000	$—	June 13, 2022

(1)	Outstanding indebtedness as of September 30, 2019.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)

The borrowing of $100 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $400 million, less any amount utilized under the Credit Suisse AG note payable and an  agreement to repurchase relating to the financing of Fannie Mae MSRs.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2019:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,313,083	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$231,656	December 2, 2019	April 24, 2020
Bank of America, N.A.	$82,942	October 28, 2019	October 28, 2019
JP Morgan Chase Bank, N.A.	$79,142	October 9, 2019	October 11, 2019
Citibank, N.A.	$41,279	December 17, 2019	August 4, 2020
Morgan Stanley Bank, N.A.	$40,511	December 16, 2019	August 21, 2020
BNP Paribas	$12,363	December 17, 2019	July 31, 2020
Royal Bank of Canada	$9,804	December 31, 2019	December 31, 2019

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between September 30, 2019 and the date of this Report have been renewed or extended and are described in Note 11—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2019, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,711,416	$2,631,356	$2,593,213	$2,520,423	$2,485,674	$2,419,237
Change in fair value:
$	$155,164	$75,104	$36,960	$(35,830)	$(70,578)	$(137,016)
%	6.1%	2.9%	1.4%	(1.4)%	(2.8)%	(5.4)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,849,511	$2,694,915	$2,623,737	$2,492,206	$2,431,360	$2,318,431
Change in fair value:
$	$293,259	$138,663	$67,484	$(64,047)	$(124,892)	$(237,822)
%	11.5%	5.4%	2.6%	(2.5)%	(4.9)%	(9.3)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,643,178	$2,599,715	$2,577,984	$2,534,521	$2,512,790	$2,469,328
Change in fair value:
$	$86,925	$43,462	$21,731	$(21,731)	$(43,462)	$(86,925)
%	3.4%	1.7%	0.9%	(0.9)%	(1.7)%	(3.4)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of September 30, 2019, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$188,259	$185,666	$184,396	$181,904	$180,682	$178,285
Change in fair value:
$	$5,117	$2,525	$1,254	$(1,238)	$(2,460)	$(4,856)
%	2.8%	1.4%	0.7%	(0.7)%	(1.3)%	(2.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$203,530	$192,865	$187,893	$178,597	$174,248	$166,091
Change in fair value:
$	$20,389	$9,724	$4,752	$(4,544)	$(8,893)	$(17,051)
%	11.1%	5.3%	2.6%	(2.5)%	(4.9)%	(9.3)%

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

Changes in Internal Control over Financial Reporting

In the ordinary course of business, we review our system of internal control over financial reporting and make changes that we believe will improve the efficiency and effectiveness of controls, ensure sufficient precision of controls, and appropriately mitigate the risk of material misstatement in the financial statements.

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Below we describe changes in our internal control over financial reporting since June 30, 2019 that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended September 30, 2019, we substantially completed the implementation of an internally-developed loan servicing system. In connection with this implementation and related business process changes, we updated the design of multiple internal controls over financial reporting that were previously considered effective to reflect the design of the loan servicing system and associated data sources, and implemented controls to replace controls previously addressed by certain service organization SOC 1 Reports (System and Organization Controls Reports). We adopted this system and the related processes and controls during the quarter ended September 30, 2019. Therefore, the use of this system was included in the preparation of our financial statements for the quarter ended September 30, 2019. We continue to monitor and test these controls for adequate design and operating effectiveness.

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

As previously disclosed, on December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware, captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”).  The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On March 1, 2019, the Company and its directors and officers named in the Garfield Action filed a motion to dismiss the complaint. The motion to dismiss has been fully briefed, orally argued, and is pending a ruling by the court.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019 and our Quarterly Reports on Form 10-Q filed thereafter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2019.

There were no common stock repurchases during the quarter ended September 30, 2019.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15‑68669 or 001‑38727)
Exhibit No.	Exhibit Description	Form	Filing Date
3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8‑K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8‑K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8‑K12B	November 1, 2018

3.2.1	Bylaws Amendment of PennyMac Financial Services, Inc., formerly known as New PennyMac Financial Services, Inc.	*

10.1†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	*

10.2†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	*

10.3†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	*

10.4†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	*

10.5†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreements (Net Share Withholding) (2017-2019).	*

10.6†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreements (Sale to Cover) (2017-2019).	*

10.7	Sixth Amendment to Master Repurchase Agreement, dated as of July 23, 2019, by and between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	8‑K	July 25, 2019

10.8	Amendment Number Nine to the Amended and Restated Master Repurchase Agreement, dated as of August 6, 2019, by and between Citibank, N.A. and PennyMac Loan Services, LLC.	*

10.9

Amendment Number Fourteen to the Master Repurchase Agreement, dated as of August 23, 2019, by and between PennyMac Loan Services, LLC, Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

*

10.10

Amendment No. 7 to the Third Amended and Restated Master Repurchase Agreement, dated as of September 11, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*

10.11

Master Repurchase Agreement, dated as of September 11, 2019, by and among Credit Suisse AG, Cayman Islands Branch, Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.12	Seventh Amendment to Master Repurchase Agreement, dated as of October 11, 2019, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	*

10.13	First Amendment to Guaranty, dated as of October 11, 2019, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank, N.A.	*

10.14	Amendment No. 2 to Master Repurchase Agreement, dated as of October 28, 2019, by and among PennyMac Loan Services, LLC, Private National Mortgage Acceptance Company, LLC and Bank of America, N.A.	*

10.15

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 28, 2019, by and among Bank of America, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

31.1	Certification of David A. Spector pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a‑14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a‑14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S‑T: (i) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2019 and September 30, 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2019 and September 30, 2018, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2019 and September 30, 2018 and (v) the Notes to the Consolidated Financial Statements.

*

*Filed herewith.

**The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

†Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 4, 2019	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: November 4, 2019	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Senior Managing Director and Chief Financial Officer