Form 10-K
period 2019-12-31
PennyMac Financial Services, Inc.
filed 2020-02-28
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

As of June 30, 2019 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non‑affiliates was $553,217,131 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 26, 2020, the number of outstanding shares of common stock of the registrant was 78,558,156.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2020 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10‑K

December 31, 2019

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

•	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

•	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

•	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud;

•	our ability to effectively deploy new information technology applications and infrastructure;

•	our ability to mitigate cybersecurity risks and cyber incidents;

•	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effects of climate change, or other events; and

•	our organizational structure and certain requirements in our charter documents.

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

Following is a summary of our segment’s results:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net revenues:
Production	$993,884	$385,995	$513,641	$694,405	$481,636
Servicing	440,784	567,921	386,203	212,886	202,322
Investment management	42,736	29,587	22,679	23,996	30,847
	$1,477,404	$983,503	$922,523	$931,287	$714,805
Income (loss) before income taxes:
Production	$527,834	$87,266	$238,508	$416,096	$271,869
Servicing	(14,751)	172,302	58,672	(36,099)	1,297
Investment management	16,361	7,003	5,789	2,486	7,722
Non-segment activities (1)	—	1,126	32,940	600	(1,695)
	$529,444	$267,697	$335,909	$383,083	$279,193
Total assets at year end:
Production	$4,836,472	$2,434,897	$2,459,014	$2,195,330	$1,122,242
Servicing	5,347,549	5,031,920	4,886,594	2,841,551	2,270,940
Investment management	19,996	11,681	19,880	91,517	92,893
	$10,204,017	$7,478,498	$7,365,488	$5,128,398	$3,486,075

(1)

Primarily represents Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement we entered into as part of our initial public offering during 2013, of which, for 2017, $32.0 million was the result of the change in the federal income tax rate under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Mortgage Banking

Loan Production

In our loan production activities, we earn interest income, gains or losses during the holding period and upon the sale of these loans, and retain the associated mortgage servicing rights (“MSRs”). Our loan production segment sources new prime credit quality first-lien residential conventional and government-insured or guaranteed mortgage loans and home equity loans through three channels: correspondent production, consumer direct and broker direct lending.

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

Through our consumer direct lending channel, we originate mortgage and home equity loans on a national basis. Our consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network.

In broker direct lending, we obtain loan application packages from third-party mortgage loan brokers for mortgage loans, underwrite and fund mortgage loans for sale to PMT or investors.

We conduct our own fulfillment for loans originated through the consumer direct and broker direct lending channels. Our loan production activity is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Unpaid principal balance ("UPB") of loans purchased and originated for sale:
Loans sourced through our correspondent lending channel:
From PennyMac Mortgage Investment Trust	$47,937,306	$36,415,933	$40,561,241
From non-affiliates	1,686,472	—	—
	49,623,778	36,415,933	40,561,241
Loans sourced through our consumer direct channel	9,752,500	4,650,316	5,466,669
Loans sourced through our broker direct channel	2,154,817	378,544	—
	61,531,095	41,444,793	46,027,910
UPB of conventional loans fulfilled for PennyMac Mortgage Investment Trust	56,033,704	26,194,303	22,971,119
Total loan production	$117,564,799	$67,639,096	$68,999,029

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent borrowers; and supervising foreclosures and property dispositions. We service loans both as the owner of MSRs and on behalf of other MSR or loan owners. We provide servicing for conventional and government-insured or guaranteed mortgage loans and home equity loans (“prime servicing”), as well as servicing of distressed loans for PMT (“special servicing”).

The UPB of our loan servicing portfolio is summarized below:

	December 31, 2019			December 31, 2018
		Contract	Total		Contract	Total
	Servicing	servicing and	mortgage	Servicing	servicing and	mortgage
	rights owned	subservicing	loans serviced	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$168,842,011	$—	$168,842,011	$145,224,596	$—	$145,224,596
Purchased	59,703,547	—	59,703,547	56,990,486	—	56,990,486
	228,545,558	—	228,545,558	202,215,082	—	202,215,082
PennyMac Mortgage Investment Trust	—	135,414,668	135,414,668	—	94,658,154	94,658,154
Loans held for sale	4,724,006	—	4,724,006	2,420,636	—	2,420,636
Total	$233,269,564	$135,414,668	$368,684,232	$204,635,718	$94,658,154	$299,293,872

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and, before 2019, managed the Investment Funds. For these activities, we earn management fees as a percentage of net assets and may earn incentive compensation based on investment performance. During 2018, we completed the liquidation of the Investment Funds.

The net assets of PMT are summarized below:

	December 31,
	2019	2018
	(in thousands)
PennyMac Mortgage Investment Trust	$2,450,916	$1,556,132

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $11.0 trillion of outstanding debt as of December 31, 2019. According to Inside Mortgage Finance, first lien mortgage loan origination volume was approximately $2.4 trillion in 2019. Many of the largest financial institutions, primarily banks which have traditionally held the majority of the market share in mortgage origination and servicing, have reduced their participation in the mortgage market creating opportunities for non-bank participants.

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

Our Growth Strategies

Our growth strategies include:

Growing Consumer Direct Lending through Portfolio Recapture and Non‑Portfolio Originations

We expect to grow our consumer direct lending business by leveraging our growing servicing portfolio through recapture of existing customers for refinance and purchase-money loans as well as increasing our non‑portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2019, we serviced 1.8 million loans. At the same time, we are making significant investments in technology, personnel and marketing to increase our non‑portfolio originations. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best‑in‑class customer service.

Growing Broker Direct Lending

During 2018, we introduced our broker direct lending channel. The broker lending channel involves the underwriting and funding of mortgage loans sourced by mortgage loan brokers and other financial intermediaries. According to Inside Mortgage Finance, the broker lending channel represented approximately 14% of U.S. residential mortgage originations in 2019. Through this mortgage loan origination channel, third-party mortgage loan brokers submit loan application packages to us and we underwrite and fund the mortgage loans. In 2019 and 2018, we funded $2.2 billion and $378.5 million of mortgage loans, respectively, through our broker direct channel. We plan on growing our mortgage loan volume by adding broker relationships and offering our mortgage loan brokers access to our technology through a dedicated portal.

Growing Correspondent Production through Expanding Seller Relationships and Adding Products and Services

We expect to grow our correspondent production business by expanding the number and types of sellers from which we purchase loans and increasing the volume of loans that we purchase from our sellers as we continue to add to the loan products and services we offer. Over the past several years, a number of large banks have exited or reduced the size of their correspondent production businesses, creating an opportunity for non‑bank entities to gain market share. We believe that we are well positioned to continue taking advantage of this opportunity based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes.

Growing our Mortgage Loan Servicing Portfolio

We expect to focus the growth of our servicing portfolio on loan production activities, as our correspondent government‑insured production and consumer and broker direct lending add new prime servicing for owned MSRs, and correspondent conventional production adds new subservicing. In 2019, our correspondent, consumer direct and broker direct loan production totaled $117.6 billion in UPB. We supplement our organic growth with MSR acquisitions, some of which may be concentrated in delinquent or defaulted loans for which we have expertise in servicing. We have acquired MSRs both from large mortgage servicers and independent mortgage bankers, which are selling MSRs due to continuing operational and regulatory and capital pressures. In 2019, we purchased approximately $16.3 billion in UPB of MSRs.

Expansion into New Markets and Products

We regularly evaluate opportunities to grow our business, including expansion into new markets, such as the broker lending channel. We also continue to develop new products to satisfy demand from customers in each of our production channels and respond to changing circumstances in the market for mortgage-related financing.

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

Intellectual Property

We hold various registered trademarks, including trademarks with respect to the name PennyMac®, the swirl design and rooftop design appearing in certain PennyMac drawings and logos and various additional designs and word marks relating to the PennyMac name. Depending upon the jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained. We generally intend to renew our trademarks as they come up for renewal. We do not otherwise rely on any copyright, patent or other form of registration to protect our rights in our intellectual property. Our other intellectual property includes proprietary know‑how and technological innovations, such as our proprietary workflow-driven cloud-based servicing system, as well as proprietary pricing engines, loan‑level analytics systems and other trade secrets that we have developed to maintain our competitive position.

Competition

Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally‑focused companies in each of our businesses.

In our mortgage banking segments, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Quicken Loans and Mr. Cooper. In our loan production segment, we compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing segment, we compete on the basis of experience in the residential loan servicing business, quality and efficiency of execution and servicing performance.

In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete on the basis of historical track record of risk‑adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Employees

As of December 31, 2019, we, through a subsidiary, had 4,215 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through the investor relations section of our website at www.pennymacfinancial.com as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits and examinations by federal and state regulators. Our failure to operate effectively and in compliance with any of these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Further, PLS may be required to pay substantial penalties imposed by its regulators due to compliance errors, or PLS may lose its license to originate and/or service loans.

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers or other third party originators or servicers with whom we do business fail to comply with applicable laws or regulations and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

The outcome of the 2020 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition and results of operations.

New rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

Under the Dodd-Frank Act, the CFPB has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. Although there has been a decline in enforcement actions by the CFPB under the current government administration, examinations by state regulators and enforcement actions by state attorneys general have increased and may continue to increase in the residential mortgage and servicing sectors.

Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, uncertainty regarding recent changes in leadership (including interim leadership) or authority levels within the CFPB, and actions taken or not taken by the CFPB could result in heightened federal and state regulation and oversight of our business activities, materially and adversely affect the manner in which we conduct our business, and increase costs and potential litigation associated with our business activities. Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

We are highly dependent on U.S. government‑sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage‑backed securities (“MBS”), in the secondary market. Presently, almost all of the newly originated loans that we originate directly with borrowers or assist PMT in acquiring from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. We or PMT also derive other material financial benefits from our Agency relationships, including the assumption of credit risk by certain of these Agencies on loans included in such MBS in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a proposal by the current White House administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the U.S. government, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations.

Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, could also materially and adversely affect our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business would be similarly affected. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.

Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Our business prospects, financial condition, liquidity and results of operations could be adversely impacted if, and to the extent that, there is no longer a special exemption and qualified mortgage (“QM”) loan designation for certain GSE eligible loans and there are no offsetting changes to the ability to repay (“ATR”) rules.

The Dodd-Frank Act provides that a lender must make “a reasonable, good faith determination” of each borrower’s ability to repay a loan, but may presume that a borrower will be able to repay a loan if such loan has certain characteristics that meet the QM definition. The CFPB adopted regulations that created a special exemption, generally referred to as the “QM patch,” which allows any GSE-eligible loan to be deemed a QM. The QM patch effectively provides QM designation for GSE eligible loans that have a debt-to-income ratio in excess of 43%, which represents a meaningful portion of the loans currently purchased by the GSEs. Without the QM patch or an alternative, loans with debt-to-income ratios above 43% would not be designated as QM unless they were insured by a federal agency such as the FHA or VA, which have each adopted their own QM definition that does not currently have a debt-to-income ratio limitation. The QM patch expires on the earlier of the end of the GSEs’ conservatorship or January 10, 2021.

On July 25, 2019, the CFPB released an Advanced Notice of Proposed Rulemaking (“ANPR”) regarding the expiration of the QM patch, specifically stating that the CFPB intends to allow the QM patch to expire in January 2021. In a letter to lawmakers on January 17, 2020, the CFPB signaled it plans to extend the QM patch for a short period until the effective date of a proposed alternative that would replace the 43% DTI requirement or until the end of the GSEs’ conservatorship, whichever comes first. The expiration of the QM Patch or any action to modify the QM rule could have significant implications for the U.S. housing and mortgage market. The GSEs would no longer be able to purchase or guarantee loans with DTIs above 43% and a portion of the type of loans currently originated under the QM patch could move away from the GSEs to other federal agencies or to the private market. We may be unable to comply with Appendix Q of the ATR rule or to find comfort in the non-QM market, and our borrowers may be unable to meet the 43% DTI requirement. Also, a loan from another federal agency may not be attractive to all borrowers who otherwise would have found financing under the QM patch. The GSEs could also see a significant drop in their origination volumes if changes to the QM rule do not offset the impact of the expiration of the QM patch. Further, we may also face operational changes and significant declines in origination volume if the QM patch expires without offsetting changes to the QM rule. All of these events could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to hold various Agency approvals in order to conduct our business and there is no assurance that we will be able to obtain or maintain those Agency approvals or that changes in Agency guidelines will not materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to hold certain Agency approvals in order to sell mortgage loans to the Agencies and service such mortgage loans on their behalf. Our failure to satisfy the various requirements necessary to obtain and maintain such Agency approvals over time would restrict our direct business activities and could materially and adversely impact our business, financial condition, liquidity and results of operations.

We are also required to follow specific guidelines that impact the way that we originate and service Agency loans. A significant change in these guidelines that has the effect of decreasing the fees we charge or requires us to expend additional resources in providing mortgage services could decrease our revenues or increase our costs, which would also adversely affect our business, financial condition, liquidity and results of operations.

In addition, the FHFA has directed the GSEs to align their guidelines for servicing delinquent mortgages and assess compensatory penalties against servicers in connection with the failure to meet specified timelines relating to delinquent loans and foreclosure proceedings, and other breaches of servicing obligations. Our failure to operate efficiently and effectively within the prevailing regulatory framework and in accordance with the applicable origination and servicing guidelines and/or the loss of our seller/servicer license approval or approved issuer status with the Agencies could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments, all of which could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

In order to meet these minimum financial requirements, we are required to maintain cash and cash equivalents in amounts that may adversely affect our business, financial condition, liquidity and results of operations, which could significantly impede us from growing our business and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate our Agency approvals or agreements, which could cause us to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition liquidity and results of operations.

We may be subject to certain banking regulations that may limit our business activities.

As of December 31, 2019, PNC Financial Services Group Inc. (“PNC”) owned approximately 22% of the outstanding voting common shares of BlackRock, Inc. Based on PNC’s interests in and relationships with BlackRock, Inc., BlackRock, Inc. is deemed to be a non-bank subsidiary of PNC. BlackRock, Inc. is one of our largest equity holders. Due to this relationship, we are deemed to be a non-bank subsidiary of PNC, which is regulated as a financial holding company under the Bank Holding Company Act of 1956, as amended. As a non-bank subsidiary of PNC, we may be subject to certain banking regulations, including the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Such banking regulations could limit the activities and the types of businesses that we may conduct, and the Federal Reserve may also impose substantial fines and other penalties for violations that we may commit. To the extent that we, as a non-bank mortgage lender, are subject to banking regulations, we could be at a competitive disadvantage because many of our non-bank competitors are not subject to these same regulations.

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

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act of 1940, as amended, or the Investment Company Act. We believe that our subsidiary, PennyMac Loan Services, LLC (“PLS”), qualifies for one or more exemptions provided in the Investment Company Act because of the historical and current composition of its assets and income; however, there can be no assurances that the composition of PLS’ assets and income will remain the same over time such that one or more exemptions will continue to be applicable.

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

Our loan production segment consists of our consumer direct lending activities, in which we originate mortgage loans directly with borrowers through telephone call centers or the Internet, our correspondent production activities, in which we facilitate the acquisition by PMT from correspondent sellers of newly originated mortgage loans that have been underwritten to our standards and, in the case of government loans, acquire such loans from PMT, and our broker direct lending activities, in which we provide brokers with a broad range of mortgage loan products and programs.  To date, we have grown our loan production volumes on the basis of our product offerings, technical knowledge, manufacturing quality, speed of execution, interest rates and fees, as well as the relationships we have established through our network of mortgage lenders. In our correspondent production activities and broker direct lending activities, the lenders and brokers with whom we do business are not contractually obligated to do business with us or PMT, and our competitors also have relationships with these lenders and brokers and actively compete against us. Our non-servicing portfolio consumer direct lending platform is also largely driven on referrals and establishing relationships.

In addition, our consumer direct lending business relies heavily on our ability to convert leads regarding prospective borrowers into funded loans, the success of which depends on the pricing we offer relative to the pricing of our competitors and our operational ability to process, underwrite and close loans. Institutions that compete with us in this regard may have significantly greater access to capital or other resources than we do, which may give them the benefit of a lower cost of operations.

We may experience significant growth in our loan production volumes. If we do not effectively manage our growth and are unable to consistently maintain quality of execution, our reputation and existing relationships with mortgage lenders and brokers could be damaged, we may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders and brokers, our new mortgage products may not gain widespread acceptance and the quality of our correspondent production, consumer direct lending and broker direct lending operations could suffer, all of which could negatively affect our brand and operating results.

Our loan production segment is also subject to overall market factors that could adversely impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels.

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

We will require new and continued debt financing to facilitate our anticipated growth. Accordingly, our ability to finance our operations and repay maturing obligations rests in large part on our ability to borrow money. We are generally required to renew our financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance existing debt and borrow additional funds is affected by a variety of factors beyond our control including:

•	limitations imposed on us under our financing agreements that contain restrictive covenants and borrowing conditions, which may limit our ability to raise additional debt;

•	restrictions imposed upon us by regulatory agencies that mandate certain minimum capital and liquidity requirements and additional scrutiny from such regulatory agencies;

•	liquidity in the credit markets;

•	prevailing interest rates;

•	the strength of the lenders from which we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;

•	limitations on borrowings on credit facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the credit facility; and

•	accounting changes that may impact calculations of covenants in our debt agreements.

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

We currently leverage and, to the extent available, we intend to continue to leverage the mortgage loans produced through our consumer direct lending business and the government‑insured loans acquired through our correspondent production activities from PMT with borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash that we receive from a lender when we initially sell the assets to that lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

In addition, we invest in certain assets, including MSRs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs under secured financing arrangements. Our Fannie Mae MSRs are pledged to secure borrowings under a master repurchase agreement and our and Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement. Our Ginnie Mae MSRs and related excess servicing spread financing (“ESS”) are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

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

Our existing credit and financing agreements also contain certain events of default and other financial and non‑financial covenants and restrictions that impact our flexibility to determine our operating policies and investment strategies. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and/or cease entering into any other credit transactions with us.

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

Our earnings may decrease because of changes in prevailing interest rates.

Our profitability is directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

•	adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;

•	adversely affect our Ginnie Mae early buyout program because loan modifications would become less economically feasible; and

•	increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production;

A decrease in prevailing interest rates could:

•	cause an increase in the expected volume of loan refinancings, which would require us to record decreases in fair value on our MSRs; and

•	reduce our earnings from our custodial deposit accounts.

An event of default, a negative ratings agency action, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to refinance existing debt and borrow additional funds. In addition, we may not be able to adjust our operational capacity in a timely manner, or at all, in response to increases or decreases in mortgage production volume resulting from changes in prevailing interest rates.

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks associated with the expected discontinuation of LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the phase out of the use of LIBOR by the end of 2021. To identify a set of alternative interest reference rates to LIBOR, the U.S. Federal Reserve established the Alternative Reference Rates Committee (“ARRC”), a U.S. based working group composed of large U.S. financial institutions. ARRC has identified the Secured Overnight Financing Rate as its preferred replacement for LIBOR, but it is unclear how their preference may impact the risks we maintain to the cessation of LIBOR, or if other benchmarks may emerge as a replacement for LIBOR.

The expected and actual discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. We rely substantially on financing arrangements and liabilities under which our cost of borrowing is based on LIBOR.  We also hold assets and instruments used to hedge the value of certain assets that depend for their value on LIBOR. We anticipate significant challenges as it relates to the transition away from LIBOR for all of our LIBOR-based assets, financing arrangements, and liabilities, regardless whether their maturity dates fall before or after the anticipated discontinuation date in 2021.  These challenges will include, but will not be limited to, amending agreements underlying our existing and/or new LIBOR-based assets, financing arrangements, and liabilities with appropriate fallback language prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the fair value of our LIBOR-linked assets and hedges.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR.  We service LIBOR-based adjustable rate mortgages (“ARMs”) for which the underlying mortgage notes incorporate fallback provisions, but we cannot anticipate the response of our borrowers or note holders to such risks.  Further, we expect to originate new LIBOR-based ARMs in 2020 and 2021.  We also rely on financial models that incorporate LIBOR into their methodologies for financial planning and reporting.

Due to these risks, we expect both the impending and actual discontinuation of LIBOR could materially affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their value. For the same reason, we also can provide no assurance that changes in the value of our hedge instruments will effectively offset changes in the value of the assets they are expected to hedge.  Our inability to manage these risks effectively may materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Our estimates of the fair value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds and other market conditions, which affect the number of loans that are repaid or refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

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

The geographic concentration of our servicing portfolio may be affected by weaker economic conditions or adverse events specific to certain regions which could decrease the fair value of our MSRs and adversely affect our business, financial condition, liquidity and results of operations.

A decline in the economy or difficulties in certain real estate markets are likely to cause a decline in the value of residential and commercial properties. To the extent that certain states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the fair value of our MSRs and adversely affect our loan production businesses. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost‑prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.

Delinquencies can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemic, war or terrorist attacks. A decrease in home prices may result in higher loan‑to‑value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, despite recent increases, interest rates have remained near historical lows for an extended period of time.

The likelihood of mortgage delinquencies and defaults, and the associated risks to our business, including higher costs to service such loans and a greater risk that we may incur losses due to repurchase or indemnification demands, change as loans season. Newly originated loans typically exhibit low delinquency and default rates as the changes in economic conditions, individual financial circumstances and other factors that drive borrower delinquency often do not appear for months or years. Highly seasoned loan portfolios, in which borrowers have demonstrated years of performance on their mortgage payments, also tend to exhibit low delinquency and default rates. Most of the loans in our prime servicing portfolio were originated in the years 2016 through 2019. As a result, we expect the delinquency rate and defaults in the prime servicing portfolio to increase in future periods as the portfolio seasons.

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

PMT is the counterparty that currently acquires all of the newly originated mortgage loans in connection with our correspondent production activities. A significant portion of our income is derived from a fulfillment fee earned in connection with PMT’s acquisition of conventional loans. We are able to conduct our correspondent production activities without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. In the case of government‑insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill them for our own account and sell the loans, typically by pooling the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT is terminated by PMT or PMT reduces the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all.

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

We expect that PMT will continue to qualify as a REIT for U.S. federal income tax purposes. However, it is possible that PMT may not meet the requirements for qualification as a REIT. If PMT were to lose its REIT status, corporate-level income taxes, would apply to all of PMT's taxable income at federal and state tax rates. Either of these scenarios would potentially impair PMT’s financial position and its ability to raise capital, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

PMT has an exclusive right to acquire the loans that are produced through our correspondent production activities, which may limit the revenues that we could otherwise earn in respect of those loans.

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

The indenture trustee, on behalf of the note holders, may liquidate our Ginnie Mae MSRs along with PMT’s interest in the ESS to the extent there exists an event of default under the indenture. In the event PMT’s ESS is liquidated as a result of certain of our actions or inactions, we generally would be required to indemnify PMT under the applicable spread acquisition agreement. A claim by PMT for the loss of its ESS as a result of our actions or inactions would likely be significant in size. Either of these occurrences could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our contracts with purchasers of newly originated loans that we fund through our consumer direct lending business or acquire from PMT through our correspondent production activities contain provisions that require us to indemnify the purchaser of the related loans or repurchase such loans under certain circumstances. Our loan sale agreements with purchasers, including the Agencies, contain provisions that generally require us to indemnify or repurchase these loans if our representations and warranties concerning loan quality and loan characteristics are inaccurate; or the loans fail to comply with the respective Agency’s underwriting or regulatory requirements.

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

Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $21.4 million as of December 31, 2019. Because of the increase in our loan production over time, we expect that indemnification and repurchase requests are also likely to increase. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT or other purchasers against losses, or repurchase loans from PMT or other purchasers, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

A significant portion of the fees that we earn under our investment management agreements with clients are based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a decline in housing, changes to interest rates, stock or bond market movements, a general economic downturn, political uncertainty or acts of terrorism. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If volatile market conditions cause a decline in the fair value of our assets under management, that decline in fair value could materially reduce our management fees and incentive fees under our management contract with PMT and adversely affect our revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

The legislative and regulatory environment in which we operate has undergone significant changes in the recent past. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and our clients, may adversely affect our business. Our ability to succeed in this environment will depend on our ability to proactively monitor any such legislative and regulatory changes. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. The uncertainty regarding the continued implementation of laws and regulations and their impact on the investment management industry and us cannot be predicted at this time but will continue to be a risk for our business.

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

Our investment management segment is subject to extensive regulation in the United States. These regulations are designed primarily to ensure the integrity of the financial markets and to protect investors in any entity that we advise and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities. These requirements relate to, among other things, fiduciary duties to clients, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and advisory clients and general anti‑fraud prohibitions. We are required to maintain an effective compliance program, and are subject to routine periodic examinations by the staff of the SEC.

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

In addition, we and the other entities or accounts that we may manage may participate in some of PMT’s investments now or in the future, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PMT or such other entities. Any such perceived or actual conflicts of interest could damage our reputation and materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We have a number of counterparties and vendors, who provide us with financial, technology and other services that are critical to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms or if we had a disruption in service due to a vendor dispute, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similarly acceptable terms, or at all. Some of these counterparties and vendors have significant operations outside of the United States. If we or our vendors had to curtail or cease operations in these countries due to political unrest or natural disasters and then transfer some or all of these operations to another geographic area, we could experience disruptions in service and incur significant transition costs as well as higher future overhead costs. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our failure to deal appropriately with various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may give rise to reputational risk, we could significantly harm our business prospects and earnings.  Such issues include, but are not limited to, actual or perceived conflicts of interest, violations of legal or regulatory requirements, and any of the other risks discussed in this Item 1A. Similarly, market rumors and actual or perceived association with counterparties whose own reputations are under question could harm our business.

Certain of our officers also serve as officers of PMT. As we expand the scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities that we manage for PMT.  The SEC and certain regulators have increased their scrutiny of potential conflicts of interest, and as we experience growth in our businesses, we continue to monitor and mitigate or otherwise address any conflicts between our interests and those of PMT through the implementation of procedures and controls. Reputational risk incurred in connection with conflicts of interest could negatively affect our business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain clients, customers, trading counterparties, investors and employees and adversely affect our results of operations.

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. These factors could impair our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our ability to raise capital, and adversely affect our results of operations.

Initiating new business activities, developing new products or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities, developing new products, such as the recently launched home equity line of credit product, or significantly expanding existing business activities, such as our entry into broker direct and consumer direct lending, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

The success and growth of our business depends upon our ability to adapt to and implement technological changes and to successfully develop, implement and protect proprietary technology.

Our success in the mortgage industry is highly dependent upon our ability to adapt to constant technological changes, successfully enhance our current information technology solutions through the use of third-party and proprietary technologies, and introduce new solutions and services that more efficiently address the needs of our customers.

Our mortgage loan production businesses are dependent upon our ability to effectively interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. The direct lending processes are becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower- or counterparty-expected conveniences. In our correspondent production activities, our and PMT’s correspondent sellers also expect and require certain conveniences and service levels that are dependent on technological advancement. In this regard, we are in the process of transitioning from an older loan acquisition platform to a new workflow-driven, cloud-based loan acquisition platform. While we anticipate that this new system will increase scalability and produce other efficiencies, there can be no assurance that the new system will prove to be effective or that such correspondent sellers will easily adapt to a new system. Any failure to effectively or timely transition to our new system and meet our expectations and the expectations of our correspondent sellers could have a material adverse effect on our business, financial condition and results of operations.

Similarly, our servicing business is dependent on our ability to effectively interface with our customers and investors, as well as service mortgage loans in compliance with applicable laws and regulations and the contractual requirements of such investors. For example, we recently announced the completion of an initiative to develop a proprietary, workflow-driven, cloud-based servicing system that provides for real-time processing and advanced workflow management thereby reducing servicing costs, increasing scalability and creating sustainable efficiencies.

The development, implementation and protection of these technologies and becoming more proficient with them requires significant capital expenditures. As these technological advancements and investor and compliance requirements increase in the future, we will need to further develop these technological capabilities in order to remain competitive, and we will need to implement, execute and maintain them in an operating and regulatory environment that exposes us to significant risk. Moreover, litigation has become necessary to protect our technologies, and, such litigation is expected to be time consuming and result in substantial costs and diversion of resources. Any failure by us to develop, implement, execute or maintain our technological capabilities and any litigation costs associated with protection of our technologies could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters and the effects of climate change, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Potentially adverse consequences of global warming and climate change, including rising sea levels and increased intensity of extreme weather events, could similarly have an impact on our properties and the local economies of certain areas in which we operate. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are appropriately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. There also is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition or may even cancel policies due to increasing costs of providing insurance coverage in certain geographic areas.

Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism or acts of war may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Westlake Village, California and we have additional locations around the greater Los Angeles metropolitan area and elsewhere in the State of California.  Many areas of California, including the immediate area around our corporate headquarters, have experienced extensive damage and property loss due to a series of large wildfires.  California and the other jurisdictions in which we operate are also prone to other types of natural disasters.  In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber attack, pandemic, war, or terrorist attack, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Risks Related to Our Organizational Structure

BlackRock and Highfields may be able to significantly influence the outcome of votes of our common stock, or exercise certain other rights pursuant to separate stockholder agreements we have entered into with each of them, and their interests may differ from those of our public stockholders.

Pursuant to separate stockholder agreements with BlackRock and Highfields, which were amended and restated in connection with the Reorganization in November 2018, Highfields has the right to nominate one or two individuals for election to our board of directors, depending on the percentage of the voting power of our outstanding shares common stock that it holds, and we are obligated to use our best efforts to cause the election of those nominees. In addition, these stockholder agreements require that we obtain the consent of BlackRock and Highfields with respect to amendments to our certificate of incorporation or bylaws. As a result, each of BlackRock and Highfields may be able to significantly influence our management and affairs. In addition, as a result of the size of their individual equity holding they may be able to significantly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of our Company that could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We have not established a minimum dividend payment level and no assurance can be given that we will be able to make dividends to our stockholders in the future at current levels or at all.

In October 2019, we announced the initiation of a quarterly dividend for our common stockholders. We have not established a minimum dividend payment level, and our ability to pay dividends to our stockholders may be materially and adversely affected by the risk factors discussed in this Report and any subsequent Quarterly Reports on Form 10-Q. Although we paid, and anticipate continuing to pay, quarterly dividends to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any future dividends to our stockholders, and such determination will depend upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, capital requirements and other expense obligations, debt covenants, contractual legal, tax, regulatory and other restrictions and such other factors as our board of directors may deem relevant from time to time.

As a result, no assurance can be given that we will be able to continue to pay dividends to our stockholders in the future or that the level of any future dividends will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

Anti‑takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval;

•	prohibit stockholder action by written consent unless the matter as to which action is being taken has been approved by our board of directors;

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

•

prevent a sale of substantially all of our assets or completion of a merger or other business combination that constitutes a change of control without the approval of a majority of our independent directors.

These and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company or negatively affect the trading price of our common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of and take other corporate actions.

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

Risks Related to Ownership of Our Common Stock

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

The market price and trading volume of our common stock has fluctuated significantly in the past and may be highly volatile in the future and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Further, if the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the market price or trading volume of our common stock include:

•	variations in our actual and anticipated financial and operating results and those expected by investors and analysts;

•	changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock and similar companies;

•	changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors or our industry;

•	litigation and governmental investigations;

•	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and

•	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.

These broad market and industry factors may decrease the market price and trading volume of our common stock, regardless of our actual operating performance.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock into the public trading market.

PennyMac was founded in 2008 by members of our executive leadership team, BlackRock and Highfields. As a result of the Reorganization, BlackRock, Highfields, and certain other former owners of PennyMac contributed 37,497,607 Class A units of PennyMac to us in exchange for, on a one-for-one basis, shares of our common stock. These former owners of PennyMac are now eligible for long-term capital gains treatment (rather than ordinary income tax treatment) on future sales of such common stock now that they have satisfied the required one-year holding period. Sales of substantial numbers of shares of our common stock into the public trading market, or the perception that such sales could occur, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2019, we have an aggregate of 4.2 million shares of common stock authorized and remaining available for future issuance under our 2013 Equity Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase our common stock.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium‑term notes, senior or subordinated notes, convertible debt securities or shares of preferred stock. The issuance of additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred stock, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Any issuance of securities in future offerings may reduce the market price of our common stock and dilute existing stockholders’ interests in us.

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

Our corporate offices are housed in a 60,000 square foot leased facility located at 3043 Townsgate Road, Westlake Village, California 91361 where we conduct executive management for all of our businesses and investment management activities.

Our loan servicing operations are primarily housed in a 142,000 square foot leased facility located in Moorpark, CA, a 116,000 square foot facility in Fort Worth, TX, and a 51,000 square foot facility in Summerlin, NV.

Our consumer direct lending business occupies a 36,000 square foot leased facility in Pasadena, CA. Much of our loan processing activity is performed in a leased 60,000 square foot facility in close proximity to our corporate offices. We lease an additional 90,000 square feet in Tampa, FL, 75,000 square feet in Plano and 30,000 square feet in St. Louis, MO primarily for our correspondent production activities. We have three loan production centers located in Roseville, CA, Honolulu, HI, Edina, MN, and one collocated in our Summerlin, NV office.

Our information technology division is housed in a 50,000 square foot facility in Agoura Hills, CA and we lease a few small locations throughout the country, generally housing loan production and servicing activities.

The financial commitments of our leases are disclosed in Note—10 Leases to our consolidated financial statements included in Item 8 of this Report.

Item 3.    Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management currently believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company. Set forth below are material updates to legal proceedings of the Company.

As previously disclosed, on December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”).  The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. Nevertheless, the Company continues to believe the Garfield Action is without merit and plans to vigorously defend the matter, which remains pending.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida, captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On January 6, 2020, the Company filed a motion to compel arbitration, which has not yet been fully briefed or argued. The Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

On November 6, 2019, the Company, through its wholly-owned subsidiary, PLS, filed a complaint in the U.S. District Court for the Central District of California (the “Federal Court”), captioned PennyMac Loan Services, LLC v. Black Knight, Inc., et al., Case No.  2:19−cv−09526 RGK (JEMx) (the “PLS Complaint”).  The PLS Complaint alleges that BKI uses its market-dominating LoanSphere® MSP mortgage loan servicing system to engage in unfair business tactics that both entrap its licensees and create barriers to entry that stifle competition. The PLS Complaint further alleges that BKI violated the federal Sherman Act, the California Cartwright Act and California’s Unfair Competition Law and engaged in unfair competition under common law. The Company seeks, among other relief, to preliminarily and permanently enjoin BKI’s wrongful practices, and seeks the recovery of actual and statutory damages. On February 13, 2020, the Federal Court transferred the PLS complaint to the Middle District of Florida. The matter remains pending.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of February 24, 2020, our shares of common stock were held by 12,099 holders of record.

We initiated a quarterly dividend for common stockholders in October 2019.  The dividend level is reviewed each quarter and determined based on a number of factors, including, among other things, our earnings, our financial condition, growth outlook, the capital required to support ongoing growth opportunities and compliance with other internal and external requirements. Payments of dividends are subject to approval by our board of directors. Our ability to pay dividends may be adversely affected for the reasons described in Item 1A of this Report in the section entitled Risk Factors.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2019.

Repurchase of our Common Stock

There was no stock repurchase activity for the quarter ended December 31, 2019.

Item 6.  Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us. The condensed consolidated statements of income data for the years ended December 31, 2019, 2018, and 2017 and the condensed consolidated balance sheets data at December 31, 2019, and 2018 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2016 and 2015 and the condensed consolidated balance sheets data at December 31, 2017, 2016, and 2015 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Revenues
Net gains on loans held for sale	$725,528	$249,022	$391,804	$531,780	$320,715
Loan origination fees	174,156	101,641	119,202	125,534	91,520
Fulfillment fees from PennyMac Mortgage Investment Trust	160,610	81,350	80,359	86,465	58,607
Net loan servicing fees	293,665	445,393	306,059	185,466	229,543
Management fees and Carried Interest	36,492	24,104	22,545	23,726	30,865
Net interest income (expense)	76,721	71,819	(1,341)	(25,079)	(19,382)
Other	10,232	11,300	36,835	3,995	1,242
Total net revenue	1,477,404	984,629	955,463	931,887	713,110

Expenses
Compensation	503,458	403,270	358,721	342,153	274,262
Servicing	164,697	137,104	117,696	85,857	68,085
Loan origination	117,338	27,398	20,429	22,528	17,396
Other	162,467	149,160	122,708	98,266	74,174
Total expenses	947,960	716,932	619,554	548,804	433,917
Income before provision for income taxes	529,444	267,697	335,909	383,083	279,193
Provision for income taxes	136,479	23,254	24,387	46,103	31,635
Net income	392,965	244,443	311,522	336,980	247,558
Less: Net income attributable to noncontrolling interest	—	156,749	210,765	270,901	200,330
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$392,965	$87,694	$100,757	$66,079	$47,228
Income before provision for income taxes by segment:
Mortgage banking:
Production	$527,834	$87,266	$238,508	$416,096	$271,869
Servicing	(14,751)	172,302	58,672	(36,099)	1,297
Total mortgage banking	513,083	259,568	297,180	379,997	273,166
Investment management	16,361	7,003	5,789	2,486	7,722
Non-segment activities	—	1,126	32,940	600	(1,695)
	$529,444	$267,697	$335,909	$383,083	$279,193
Condensed Consolidated Balance Sheets at Year End:
Assets
Loans held for sale at fair value	$4,912,953	$2,521,647	$3,099,103	$2,172,815	$1,101,204
Mortgage servicing rights	2,926,790	2,820,612	2,119,588	1,627,672	1,411,935
Servicing advances	331,169	313,197	318,066	348,306	299,354
Investments in and advances to affiliates	157,343	165,886	181,421	239,769	241,352
Loans eligible for repurchase	1,046,527	1,102,840	1,208,195	382,268	166,070
Other	829,235	554,391	441,720	363,072	285,379
Total assets	$10,204,017	$7,478,573	$7,368,093	$5,133,902	$3,505,294

Liabilities and stockholders' equity
Short-term debt	$4,639,001	$2,332,143	$2,922,542	$2,567,658	$1,467,535
Long-term debt	1,493,466	1,648,973	1,135,401	301,917	421,208
Liability for mortgage loans eligible for repurchase	1,046,527	1,102,840	1,208,195	382,268	166,070
Income taxes payable	504,569	400,546	52,160	25,088	—
Other	458,947	340,280	330,121	457,615	388,131
Total liabilities	8,142,510	5,824,782	5,648,419	3,734,546	2,442,944
Stockholders' equity	2,061,507	1,653,791	1,719,674	1,399,356	1,062,350
Total liabilities and stockholders' equity	$10,204,017	$7,478,573	$7,368,093	$5,133,902	$3,505,294
Per Common Share Data:
Earnings:
Basic	$5.02	$2.62	$4.34	$2.98	$2.17
Diluted	$4.89	$2.59	$4.03	$2.94	$2.17
Cash dividend declared	$0.12	$0.40	$—	$—	$—
Year End:
Book value	$26.26	$21.34	$19.95	$15.49	$12.32
Share price	$34.04	$21.26	$22.35	$16.65	$15.36

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2019
			Percentage of
Level/Description		Carrying value of assets (1)	Total assets	Total stockholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$81,697	1%	4%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	4,536,649	44%	220%
Level 3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgements about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	3,477,692	34%	169%
Total assets measured at or based on fair value (1)		$8,096,038	79%	392%
Total assets		$10,204,017
Total stockholders' equity		$2,061,507

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the asset or liability at its fair value.

As shown above, our consolidated balance sheet is substantially comprised of assets and liabilities that are measured at or based on their fair values. At December 31, 2019, $8.1 billion or 79% of our total assets were carried at fair value on a recurring basis and $20.3 million (real estate acquired in settlement of loans (“REO”)),  were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment of individual properties. Of these assets carried at or based on fair value, $3.5 billion or 34%  of total assets are measured using “Level 3” fair value inputs – significant inputs where there is difficulty in observing the inputs used by market participants in establishing fair value.  Changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

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

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our valuation process includes performance of these items’ fair value estimation by specialized staff and significant senior management oversight. We have assigned the responsibility for estimating the fair values of non-interest rate lock commitment (“IRLC”) “Level 3” fair value assets and liabilities to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non-IRLC assets and liabilities. The FAV group submits the results of its valuations to our senior management valuation committee, which oversees the valuations. During 2019, our senior management valuation committee included the Company’s executive chairman, chief executive, chief financial, chief risk, and deputy chief financial officers.

The fair value of our IRLCs is developed by our Capital Markets Risk Management staff and is reviewed by our Capital Markets Operations group.

Following is a discussion of our approach to measuring the balance sheet items that are most affected by “Level 3” fair value estimates.

Loans Held for Sale

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of Net gains on loans held for sale at fair value. How we estimate the fair value of loans is based on whether the loans are saleable into active markets with observable fair value inputs.

•

We categorize loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such loans using their quoted market price or market price equivalent. At December 31, 2019, we held $4.5 billion of such loans.

•	We categorize loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value loans arise primarily from three sources:

-

We may purchase certain delinquent government guaranteed or insured loans from Ginnie Mae guaranteed securitizations included in our loan servicing portfolio. Our right to purchase such loans arises as the result of the loan being at least three months delinquent when we buy the loan. Our ability to purchase delinquent loans provides us with an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. To the extent such loans (“early buyout” or “EBO” loans) have not become saleable into another Ginnie Mae guaranteed security by becoming current either through the borrower’s reperformance or through completion of a modification of the loan’s terms, we measure such loans using “Level 3” fair value inputs. At December 31, 2019, we held $374.1 million of such loans.

-	Certain of our loans may become non-saleable into active markets due to our identification of one or more defects. At December 31 2019, we held $9.2 million of such loans.

-

We originate home equity loans for sale to PMT. At present, an active, observable market for such loans does not exist. Because such loans are generally not saleable into active markets, we classify them as “Level 3” fair value assets. At December 31, 2019, we held $513,000 of such loans.

We use a discounted cash flow model to estimate the fair value of “Level 3” fair value loans. The significant unobservable inputs used in the fair value measurement of our “Level 3” fair value loans held for sale are discount rates, home price projections and prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement.

Interest Rate Lock Commitments

Our net gains on loans held for sale include our estimates of the gains or losses we expect to realize upon the sale of loans we have contractually committed to fund or purchase but have not yet funded, purchased or sold. We recognize a substantial portion of our net gains on loans held for sale at fair value before we fund or purchase the loans as the result of these commitments. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent seller, broker or loan applicant and adjust the fair value of such IRLCs as the loan approaches the point of funding or purchase or the prospective transaction is canceled.

We carry IRLCs as either Derivative assets or Derivative liabilities on our consolidated balance sheet. The fair value of an IRLC is transferred to Loans held for sale at fair value when the loan is funded or purchased.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on observable Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that we will fund or purchase the loan (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the marketplace. Our estimate of the probability that a loan will be funded and market interest rates are updated as the loans move through the funding or purchase process and as market interest rates change and may result in significant changes in our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on loans held for sale at fair value in the period of the change. The financial effects of changes in these inputs are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the loan principal and interest payment cash flow component, which decreases in fair value.

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on loans held for sale at fair value for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2019, we held $136.7 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2019:

Change in input (1)	Effect on fair value of IRLC of a change in pull-through rate
(in thousands)
(20)%	$(35,814)
(10)%	$(17,892)
(5)%	$(8,931)
5%	$7,855
10%	$14,649
20%	$26,262

(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

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

We include changes in fair value of MSRs in current period income as a component of Net loan servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities.  Both our estimate of the change in fair value attributable to realization of cash flows and of the change in fair value are affected by changes in market inputs are affected by changes in inputs.  During the year ended December 31, 2019, we recognized a $1.0 billion net reduction in fair value of MSRs: $455.5 million of the reduction was due to realization of cash flows underlying the fair value of MSR and a  $550.7 million of the reduction was due to changes in market inputs.

We classify MSRs as “Level 3” fair value assets and determine their fair value using a discounted cash flow approach. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (used to develop periodic discount rates), prepayment speed and annual per-loan cost of servicing.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on their fair value and in our income for the period. The fair value of MSRs that we held at December 31, 2019 was $2.9 billion.

Following is a summary of the effect on fair value of MSRs of various changes to these key inputs at December 31, 2019:

	Effect on fair value of MSRs of a change in input value
Change in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
(20)%	$193,469	$285,318	$98,065
(10)%	$93,548	$136,043	$49,032
(5)%	$46,104	$66,474	$24,516
5%	$(44,561)	$(63,569)	$(24,516)
10%	$(87,734)	$(124,411)	$(49,032)
20%	$(170,155)	$(238,549)	$(98,065)

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

A shift in the market for, or a change in our assessment of an input to, the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. However, we believe that this change will be offset to a great extent by a change in the fair value of the MSRs that the ESS is financing. We record changes in the fair value of ESS in Net loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust. During the year ended December 31, 2019, we recorded $9.3 million of net gains due to changes in fair value of ESS.

We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (used to develop periodic discount rates) and prepayment speed. At December 31, 2019, we carried $178.6 million of ESS at fair value. Following is a summary of the effect on fair value of various changes to these inputs at December 31, 2019:

	Effect on fair value of excess servicing spread of a change in input value
Change in input	Pricing spread	Prepayment speed
	(in thousands)
(20)%	$4,907	$18,565
(10)%	$2,422	$8,878
(5)%	$1,203	$4,344
5%	$(1,188)	$(4,164)
10%	$(2,361)	$(8,160)
20%	$(4,662)	$(15,680)

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

Critical Accounting Policy Not Based on Fair Value- Liability for Losses Under Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our loan sale transactions and periodically update our estimates of our liability. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and loan repurchase rates, the potential severity of loss in the event of default and, if applicable, the probability of reimbursement by the correspondent loan seller.

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

During the year ended December 31, 2019, we recorded $8.4 million in provision for losses relating to current year loan sales in Net gain on loans held for sale at fair value and incurred net losses totaling $209,000.

As economic fundamentals change, as purchaser and insurer evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and income. During the year ended December 31, 2019, we recorded reductions to our previously recorded representations and warranties liability amounts totaling $7.9 million in Net gain on loans held for sale at fair value. At December 31, 2019, the balance of our liability for losses under representations and warranties totaled $21.4 million.

Accounting Developments

Refer to Note 3 – Significant Accounting Policies ‒ Recently Issued Accounting Pronouncements to our consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands except per-share amounts)
Revenues:
Net gains on loans held for sale at fair value	$725,528	$249,022	$391,804
Loan origination fees	174,156	101,641	119,202
Fulfillment fees from PennyMac Mortgage Investment Trust	160,610	81,350	80,359
Net loan servicing fees	293,665	445,393	306,059
Net interest income (expense)	76,721	71,819	(1,341)
Management fees & Carried Interest	36,492	24,104	22,545
Other	10,232	11,300	36,835
Total net revenue	1,477,404	984,629	955,463
Expenses	947,960	716,932	619,554
Income before provision for income taxes	529,444	267,697	335,909
Provision for income taxes	136,479	23,254	24,387
Net income	$392,965	$244,443	$311,522
Earnings per share
Basic	$5.02	$2.62	$4.34
Diluted	$4.89	$2.59	$4.03
Return on average common stockholders' equity	21.6%	12.7%	26.0%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$527,834	$87,266	$238,508
Servicing	(14,751)	172,302	58,672
Total mortgage banking	513,083	259,568	297,180
Investment management	16,361	7,003	5,789
Non-segment activities (1)	—	1,126	32,940
	$529,444	$267,697	$335,909
During the year:
Interest rate lock commitments issued	$72,698,014	$44,786,584	$49,606,767
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$56,033,704	$26,194,303	$22,971,119
Common stock closing prices
High	$34.45	$25.20	$22.45
Low	$20.34	$18.77	$15.65
At end of year	$34.04	$21.26	$22.35
At end of year:
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$225,787,104	$201,054,144	$166,249,237
Mortgage servicing liabilities	2,758,454	1,160,938	1,620,609
Loans held for sale	4,724,006	2,420,636	2,998,377
	233,269,564	204,635,718	170,868,223
Subserviced for PMT	135,414,668	94,658,154	74,980,268
	$368,684,232	$299,293,872	$245,848,491

Net assets of Advised Entities:
PennyMac Mortgage Investment Trust	$2,450,916	$1,556,132	$1,544,585
Investment Funds	—	—	29,329
	$2,450,916	$1,556,132	$1,573,914
Book value per share	$26.26	$21.34	$19.95

(1)

Primarily represents Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement, of which, for 2017, $32.0 million was the result of the change in the federal tax rate under the Tax Act.

Comparison of the years ended December 31, 2019, 2018 and 2017

During the year ended December 31, 2019, we recorded net income of $393.0 million, an increase of $148.5 million, or 61%, from 2018. The increase is due to an increase of $492.8 million in total net revenue, partially offset by an increase of $231.0 million in total expenses and $113.2 million in provision for income taxes.

The increase in total revenue was primarily due to an increase of $476.5 million in Net gains on loans held for sale at fair value, $79.3 million in Fulfillment fees from PennyMac Mortgage Invest Trust,  and $72.5 million in Loan origination fees resulting from higher production volume and improved profit margins, which was partially offset by a decrease of $151.7 million in Net loan servicing fees primarily attributable to the effect of lower interest rates on the fair value of our MSRs that resulted in fair value losses net of hedging results compared to the year ended December 31, 2018.

The increase in total expenses was primarily due to increases in loan origination and compensation expenses, reflecting the continuing growth of our mortgage banking activities. The provision for income taxes increased significantly as a result of the Reorganization which was completed in late 2018.

During the year ended December 31, 2018, we recorded net income of $244.4 million, a decrease of $67.1 million or 22% from 2017. The decrease was primarily due to an increase of $97.4 million in total expense, which was partially offset by an increase of $29.2 million in total net revenue.  The increase in total expense was primarily due to expansion of our loan servicing and production businesses. The increase in total net revenue was primarily due to an increase of $139.3 million in Net loan servicing fees and an increase of $73.2 million in Net interest income, partially offset by decreases of $142.8 million in Net gains on loans held for sale at fair value, $17.6 million in  Loan origination fees and $31.8 million in Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement. The decrease in our Net gains on loans held for sale at fair value reflected continued competitive pressures in the mortgage market place arising from the effect of then-increasing interest rates on borrower demand for mortgage loans. Increasing interest rates also contributed $70.8 million to Net loan servicing fees in the form of fair value gains net of hedging results during 2018 as compared to 2017.

Net gains on loans held for sale at fair value

During the year ended December 31, 2019, we recognized Net gains on loans held for sale at fair value totaling $725.5 million, compared to $249.0 million and $391.8 million during the years ended December 31, 2018 and 2017, respectively. The increase in 2019 compared to 2018 was primarily due to an increase in loan production volume and improved profit margins in our mortgage production business, reflecting increased demand for mortgage loans during 2019 as compared to 2018.

The increase in demand for mortgage loans during 2019 as compared to 2018 is attributable primarily to the decrease in market interest rates that prevailed during 2019 compared to 2018. The decreases in 2018 compared to 2017 was primarily due to decreases in both loan production volume for our own account and profit margins reflecting the effect of then-generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the acquisition and origination of mortgage loans.

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(190,853)	$(469,647)	$(174,669)
Hedging activities	(175,305)	93,288	(16,866)
Total cash loss	(366,158)	(376,359)	(191,535)
Non-cash gain:
Change in fair value of loans and derivative financial instruments outstanding at year end:
Interest rate lock commitments	87,312	(8,934)	(1,120)
Loans	(42,878)	(1,506)	4,576
Hedging derivatives	17,499	(11,766)	(4,389)
	61,933	(22,206)	(933)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	846,888	584,156	563,872
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(8,377)	(5,824)	(5,890)
Reduction in liability due to change in estimate	7,877	4,672	4,301
Total non-cash gain	908,321	560,798	561,350
Total gains on sale from non-affiliates	542,163	184,439	369,815
From PennyMac Mortgage Investment Trust	183,365	64,583	21,989
	$725,528	$249,022	$391,804
During the year:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$62,772,725	$40,193,531	$46,341,356
Conventional mortgage loans	9,886,462	4,592,412	3,265,411
Jumbo mortgage loans	29,641	641	—
Home equity lines of credit	9,186	—	—
	$72,698,014	$44,786,584	$49,606,767
At end of year:
Loans held for sale at fair value	$4,912,953	$2,521,647	$3,099,103
Commitments to fund and purchase loans	$7,122,316	$2,805,400	$3,654,955

Our gain on sale of loans held for sale includes both cash and non-cash elements. We receive proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent loans we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

Non-cash elements of gain on sale of loans

The MSRs, mortgage servicing liabilities (“MSLs”), and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 125% of our gain on sale of loans at fair value for the year ended December 31, 2019, as compared to 225% and 143% for the years ended December 31, 2018 and 2017, respectively.

How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Annual Report.

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

During the years ended December 31, 2019, 2018, and 2017 we recorded provisions for losses under representations and warranties relating to current loan sales as a  component of Net gains on loans held for sale at fair value totaling $8.4 million, $5.8 million, and $5.9 million, respectively. We also recorded reductions in the liability relating to previously sold loans of $7.9 million, $4.7 million, and $4.3 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The reductions in the liability relating to previously sold loans resulted from those loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
During the year:
Indemnification activity:
Loans indemnified by PFSI at beginning of year	$8,899	$7,579	$5,599
New indemnifications	11,629	4,511	3,255
Less indemnified loans sold, repaid or refinanced	5,162	3,191	1,275
Loans indemnified by PFSI at end of year	$15,366	$8,899	$7,579
Repurchase activity:
Total loans repurchased by PFSI	$18,660	$26,025	$20,152
Less:
Loans repurchased by correspondent lenders	12,396	18,127	14,298
Loans repaid by borrowers or resold with defects resolved	6,735	2,138	8,792
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$(471)	$5,760	$(2,938)
Net losses charged to liability for representations and warranties	$209	$50	$603

At end of year:
Unpaid principal balance of loans subject to representations and warranties	$177,611,568	$137,849,704	$120,855,101
Liability for representations and warranties	$21,446	$21,155	$20,053

During the year ended December 31, 2019, we repurchased loans with unpaid principal balances totaling $18.7 million and charged $209,000 in net incurred losses relating to repurchases against our liability for representations and warranties. As the credit criteria relating to loans we originate and sell change, as the outstanding balance of loans we purchase and sell subject to representations and warranties increases and as the loans sold continue to season, we expect that the level of repurchase activity and corresponding losses may increase.

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff and approved by our senior management credit committee which includes our senior executives and senior management in our loan production, loan servicing and credit risk management groups.

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current UPB of loans sold by us and subject to representation and warranty liability to date represents the maximum exposure to repurchases related to representations and warranties.

Loan origination fees

Following is a summary of our loan origination fees:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Loan origination fee revenue	$174,156	$101,641	$119,202
Unpaid principal balance of loans purchased and originated for sale	$61,531,095	$41,444,793	$46,027,911

Loan origination fees increased $72.5 million during the year ended December 31, 2019 compared to the year ended December 31, 2018, and the increase was primarily due to an increase in the volume of loans we produced. Loan origination fees decreased $17.6 million during the years ended December 31, 2018 compared to the year ended December 31, 2017, and the decrease was primarily due to decreases in the volume of loans we produced.

Fulfillment fees fron PennyMac Mortgage Investment Trust

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Fulfillment fee revenue	$160,610	$81,350	$80,359
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$56,033,704	$26,194,303	$22,971,119
Average fulfillment fee rate (in basis points)	29	31	35

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated as a percentage of the UPB of the loans we fulfill for PMT.

Fulfillment fees increased $79.3 million and $1.0 million during the years ended December 31, 2019 and 2018, compared to the years ended December 31, 2018 and 2017, respectively. The increases were primarily due to increased volume of loans we fulfilled for PMT, partially offset by an increase in discretionary reductions in the fulfillment fee rate during the years ended December 31, 2019 and 2018 compared to the respective prior years.

Net loan servicing fees

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$730,165	$585,101	$475,848
From PennyMac Mortgage Investment Trust	48,797	42,045	43,064
From Investment Funds	—	3	1,461
Other	98,564	64,133	58,924
	877,526	691,282	579,297
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(583,861)	(245,889)	(273,238)
Net loan servicing fees	$293,665	$445,393	$306,059
Average loan servicing portfolio	$334,169,204	$269,402,670	$221,505,951

Amortization, impairment and change in fair value of mortgage servicing rights and excess servicing spread financing net of hedging results are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Amortization and realization of cash flows	$(429,571)	$(280,015)	$(236,584)
Other changes in fair value of, and provision for impairment of, mortgage servicing rights and mortgage servicing liabilities	(559,043)	163,671	(18,149)
Change in fair value of excess servicing spread	9,256	(8,500)	19,350
Hedging results	395,497	(121,045)	(37,855)
Total amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(583,861)	$(245,889)	$(273,238)
Average balances:
Mortgage servicing rights	$2,764,105	$2,433,758	$1,873,001
Mortgage servicing liabilities	$18,718	$10,506	$15,587
Excess servicing spread financing	$195,461	$229,607	$262,078
At year end:
Mortgage servicing rights	$2,926,790	$2,820,612	$2,119,588
Mortgage servicing liabilities	$29,140	$8,681	$14,120
Excess servicing spread financing	$178,586	$216,110	$236,534

Following is a summary of our loan servicing portfolio:

	December 31,	December 31,
	2019	2018
	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$166,188,825	$144,296,544
Acquired	59,598,279	56,757,600
	225,787,104	201,054,144
Mortgage servicing liabilities	2,758,454	1,160,938
Loans held for sale	4,724,006	2,420,636
	233,269,564	204,635,718
Subserviced for PMT	135,288,944	94,276,938
Total prime servicing	368,558,508	298,912,656
Special servicing – Subserviced for PMT	125,724	381,216
Total loans serviced	$368,684,232	$299,293,872

Net loan servicing fees decreased $151.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to an increase of $338.0 million in losses in fair value of MSR, MSLs and excess servicing spread financing, net of hedging results, compared to the year ended December 31, 2018, resulting from the effect of decreasing interest rates on mortgage servicing asset and liability fair values. The increased losses were partially offset by an increase of $186.2 million in loan servicing fees, resulting from an increase of 24% in our average servicing portfolio for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Net loan servicing fees increased $139.3 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was due to a combination of an increase of $112.0 million of mortgage loan servicing fees, resulting from growth in our loan servicing portfolio and a decrease of $27.3 million in fair value losses and impairment of MSRs and MSL, net of hedging results, resulting from the effect of generally rising interest rates during 2017.

Net Interest Income

Net interest income increased $4.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to:

•

an increase of $56.3 million in placement fees we receive relating to custodial funds that we manage, reflecting the growth of our servicing portfolio and net interest income relating to growth in our average inventory of loans held for sale, partially offset by

•	a $33.4 million decrease in the financing incentives we received from one of our lenders for financing mortgage loans approved for satisfying certain consumer relief characteristics; and
•

a  $22.7 million increase in interest shortfall on repayment of loans serviced for Agency securitizations. When a borrower repays a loan, we are responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan. The increase in refinancing activity in our MSR portfolio caused the increase in the interest shortfall.

Net interest income increased $73.2 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is primarily due to a $38.9 million increase of incentives relating to financing of mortgage loans under the master repurchase agreement described below and an increase of $37.4 million in the placement fees we received relating to the custodial funds that we manage, reflecting the growth of our servicing portfolio and higher placement fee rates, as well as an increase in interest income on loans held for sale.

We entered into a master repurchase agreement in 2017 that provided us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $14.7 million, $48.1 million and $9.2 million of such incentives as reductions of Interest expense during the years ended December 31, 2019, 2018 and 2017, respectively. The master repurchase agreement expired on August 21, 2019.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$29,303	$23,033	$22,280
Performance incentive	7,189	1,432	304
	36,492	24,465	22,584
Investment Funds	—	4	1,001
Total management fees	36,492	24,469	23,585
Carried Interest	—	(365)	(1,040)
Total management fees and Carried Interest	$36,492	$24,104	$22,545

Net assets of Advised Entities at year end:
PennyMac Mortgage Investment Trust	$2,450,916	$1,566,132	$1,544,585
Investment Funds	—	—	29,329
	$2,450,916	$1,566,132	$1,573,914

Management fees from PMT increased by $12.0 million during the year ended December 31, 2019, compared to the year ended December 31, 2018, reflecting the combined effect of the performance incentive fees arising from PMT’s increased profitability and the increase in PMT’s average shareholders’ equity upon which its management fees are based. The increase in average shareholders’ equity was primarily due to the issuance of new common shares by PMT during the year ended December 31, 2019.

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

Change in Fair Value of Investment in and Dividends Received from PMT

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Dividends from PennyMac Mortgage Investment Trust	$141	$140	$141
Change in fair value of investment in PennyMac Mortgage Investment Trust	275	192	(23)
Dividends received and change in fair value	$416	$332	$118
Fair value of PennyMac Mortgage Investment Trust shares at year end	$1,672	$1,397	$1,205

Change in fair value of investment in and dividends received from PMT increased $84,000 during the year ended December 31, 2019, compared to the year ended December 31, 2018, and increased $214,000 during the year ended December 31, 2018, compared to the year ended December 31, 2017, due to changes in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the three years ended December 31, 2019.

Other revenues

Other revenue decreased $1.2 million for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to a decrease of $747,000 in Repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under the tax receivable agreement as a result of a smaller change in tax rate in 2019 compared to 2018.

Other revenue decreased $25.5 million for the year ended December 31, 2018, compared to the year ended December 31, 2017. The decrease was primarily due to a decrease of $31.8 million in Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under the tax receivable agreement as a result of the reduction in the federal tax rate which was recognized in 2017, partially offset by an increase of $5.1 million in reimbursements from PMT due to our adoption of the Financial Accounting Standard Board’s Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Subtopic 606) using the modified retrospective method effective January 1, 2018. Under Accounting Standard Update 2014-09, reimbursements must be accounted for as revenue. Those reimbursements were included as a reduction of expense in previous years.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Salaries and wages	$293,987	$256,750	$229,710
Incentive compensation	124,203	70,574	65,922
Taxes and benefits	60,497	50,695	42,392
Stock and unit-based compensation	24,771	25,251	20,697
	$503,458	$403,270	$358,721
Head count:
Average	3,709	3,335	3,024
Year end	4,215	3,460	3,189

Compensation expense increased $100.2 million during the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in compensation was primarily due to increases in incentive compensation resulting from performance-based incentives in our mortgage banking business and higher than expected attainment of profitability targets along with increases in base salaries, taxes and benefits due to increased average head count resulting from the growth in our mortgage banking activities during 2019.

Compensation expense increased $44.5 million during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in compensation was primarily due to increased base salaries, taxes and benefits due to increased average head count resulting from the growth in our mortgage banking activities during 2018.

Servicing

Servicing expense increased $27.6 million and $19.4 million in the years ended December 31, 2019 and 2018 compared to the years ended December 31, 2018 and 2017, respectively. The increases were due to growth in our government-insured or guaranteed mortgage servicing portfolio, which includes loans that are subject to nonreimbursable servicing advance losses, and to our EBO program to purchase defaulted loans from Ginnie Mae pools. During the year ended December 31, 2019, we purchased $4.4 billion in UPB of EBO loans as compared to $3.0 billion for the year ended December 31, 2018 and $2.9 billion for the year ended December 31, 2017.

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

Technology

Technology expense increased $7.8 million and $8.1 million in the years ended December 31, 2019 and 2018 compared to the years ended December 31, 2018 and 2017, respectively. The increases were primarily due to growth in our loan servicing operations and continued investment in our loan production and servicing infrastructure.

Occupancy and equipment

Occupancy and equipment expenses increased $1.8 million and $4.5 million during the years ended December 31, 2019 and 2018, compared to the years ended December 31, 2018 and 2017, respectively. The increases are primarily attributable to expansion of our facilities to accommodate our growth.

Provision for Income Taxes

For the years ended December 31, 2019, 2018 and 2017, our effective tax rates were 25.8%, 8.7%, and 7.3%, respectively. The difference in prior years between our effective tax rate and the statutory rates was primarily due to the allocation of earnings to the noncontrolling interest unitholders. Pursuant to the Reorganization, the noncontrolling interest unitholders converted their ownership units into our shares and as a result, we were allocated starting on that date and will in the future be allocated 100% of PNMAC earnings that will be subject to corporate federal and state statutory tax rates, which has in turn increased our effective income tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and short-term investments	$262,902	$273,113
Loans held for sale at fair value	4,912,953	2,521,647
Servicing advances, net	331,169	313,197
Investments in and advances to affiliates	157,343	165,886
Mortgage servicing rights	2,926,790	2,820,612
Loans eligible for repurchase	1,046,527	1,102,840
Other	566,333	281,278
Total assets	$10,204,017	$7,478,573

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,639,001	$2,332,143
Long-term debt	1,493,466	1,648,973
Liability for loans eligible for repurchase	1,046,527	1,102,840
Income taxes payable	504,569	400,546
Other	458,947	340,280
Total liabilities	8,142,510	5,824,782
Stockholders' equity	2,061,507	1,653,791
Total liabilities and stockholders' equity	$10,204,017	$7,478,573

Total assets increased $2.7 billion from $7.5 billion at December 31, 2018 to $10.2 billion at December 31, 2019. The increase was primarily due to an increase of $2.4 billion in loans held for sale at fair value resulting from an increase in loan production inventory and $106.2 million in MSRs reflecting continued additions from our loan production activities and servicing portfolio acquisitions.

Total liabilities increased by $2.3 billion from $5.8 billion as of December 31, 2018 to $8.1 billion as of December 31, 2019. The increase was primarily attributable to an increase of $2.3 billion in borrowings required to finance a larger inventory of loans held for sale combined with a $91.3 million increase in other liabilities due to recognition of operating lease liabilities effective January 1, 2019, as the result of our adoption of the Financial Accounting Standards Board’s Accounting Standards Update 2016-02, Leases  (Topic 842), which requires us to recognize our contractual lease rights and obligations on our consolidated balance sheet.

Cash Flows

Our cash flows for the three years ended December 31, 2019 are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating	$(2,245,123)	$572,396	$(883,412)
Investing	148,782	(322,611)	(339,231)
Financing	2,128,995	(132,034)	1,161,174
Net increase (decrease) in cash and restricted cash	$32,654	$117,751	$(61,469)

Operating activities

Net cash (used in) provided by operating activities totaled ($2.2)  billion, $572.4 million, and ($883.4) million during the years ended December 31, 2019, 2018, and 2017 respectively. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from:
Loans held for sale	$(2,487,105)	$338,838	$(1,019,898)
Other operating sources	241,982	233,558	136,486
	$(2,245,123)	$572,396	$(883,412)

Cash provided by other operating sources for the year ended December 31, 2019 was consistent with the year ended December 31, 2018.  The increase in cash flow from other operating sources during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily attributable to our collection of $31.9 million in repurchase agreement derivatives and an increase in operating cash flows arising from net changes in other assets and accounts payable and accrued expenses in the amount of $68.2 million. The master repurchase agreement expired on August 21, 2019.

Investing activities

Net cash provided by investing activities was $148.8 million during the year ended December 2019,  primarily comprised of $366.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by $227.4 million used in purchase of MSRs.

Net cash used in investing activities was $322.6 million and $339.2 million during the years ended December 31, 2018, and 2017, respectively, primarily comprised of cash used in purchase of MSRs and net settlements of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash provided by financing activities totaled $2.1 billion during the year ended December 31, 2019 which was primarily to finance the growth in our inventory of mortgage loans held for sale and our investments in MSR.

Net cash used in financing activities totaled $132.0 million during the year ended December 31, 2018 which was primarily due to net repurchases of assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreements of $440.9 million, reflecting a reduction in our financing of loans held for sale, and repayments of excess servicing spread financing of $46.8 million, partially offset by net proceeds from issuance of notes payable secured by of $400 million.

Net cash provided by financing activities was $1.2 billion during the year ended December 31, 2017, primarily due to an increase in loans sold under agreements to repurchase and notes payable used to finance the growth in our inventory of loans held for sale and MSRs.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of ESS and/or equity or debt offerings. We believe that our liquidity is sufficient to meet our current liquidity needs and make distributions to our shareholders.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances for each of the three years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Average balance	$2,185,830	$1,626,729	$1,829,257
Maximum daily balance	$4,141,680	$2,380,121	$3,022,656
Balance at year end	$4,141,680	$1,935,200	$2,380,866

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers or issuers as summarized below:

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

In June 2017, our Board of Directors approved a stock repurchase program that allows us to repurchase up to $50 million of our common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. We intend to finance the stock repurchase program through cash on hand. From inception through December 31, 2019, we have repurchased $14.9 million of shares under our stock repurchase program.

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

Off‑Balance Sheet Arrangements and Aggregate Contractual Obligations

Off‑Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2019 we had contractual obligations aggregating $13.7 billion, comprised of commitments to purchase and originate loans, borrowings, and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate loans	$7,122,316	$7,122,316	$—	$—	$—
Short-term debt	4,639,628	4,639,628	—	—	—
Long-term debt	1,499,396	8,249	12,561	1,300,000	178,586
Interest on long-term debt	247,694	66,899	130,309	32,411	18,075
Office leases	109,301	17,365	30,702	25,930	35,304
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,158	12,192	—	—	33,966
Total	$13,664,493	$11,866,649	$173,572	$1,358,341	$265,931

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2019, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$1,135,430	$1,100,000	$300,000	April 24, 2020
Credit Suisse First Boston Mortgage Capital LLC (3)	$100,000	$400,000	$400,000	April 26, 2020
JPMorgan Chase Bank, N.A.	$936,172	$1,000,000	$50,000	October 9, 2020
Citibank, N.A.	$653,170	$700,000	$300,000	August 4, 2020
Morgan Stanley Bank, N.A.	$582,941	$800,000	$100,000	August 21, 2020
Bank of America, N.A.	$374,190	$500,000	$500,000	March 12, 2020
BNP Paribas	$183,880	$200,000	$100,000	July 31, 2020
Royal Bank of Canada	$175,897	$350,000	$20,000	March 31, 2020
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$497,948	$550,000	$—	March 12, 2020
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Credit Suisse AG	$—	$150,000	$—	October 30, 2020
Credit Suisse AG (3)	$—	$—	$—	April 24, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$20,810	$25,000	$—	June 13, 2022

(1)	Outstanding indebtedness as of December 31, 2019.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)

The total credit facility from Credit Suisse is $1.5 billion. The borrowing of $100 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $400 million, less any amount utilized under the Credit Suisse AG note payable and an agreement to repurchase relating to the financing of Fannie Mae MSRs.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2019:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,709,197	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$72,865	February 12, 2020	April 24, 2020
JP Morgan Chase Bank, N.A.	$61,561	March 1, 2020	October 9, 2020
Citibank, N.A.	$48,017	March 18, 2020	August 4, 2020
Morgan Stanley Bank, N.A.	$42,181	March 16, 2020	August 21, 2020
Bank of America, N.A.	$29,252	January 27, 2020	January 27, 2020
Royal Bank of Canada	$13,811	March 31, 2020	March 31, 2020
BNP Paribas	$10,233	March 12, 2020	July 31, 2020

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.

(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under an agreement to repurchase.

All debt financing arrangements that matured between December 31, 2019 and the date of this Report have been renewed or extended and are described in Note 13—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2019, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,120,259	$3,020,338	$2,972,803	$2,882,228	$2,839,055	$2,756,634
Change in fair value:
$	$193,469	$93,548	$46,014	$(44,561)	$(87,734)	$(170,155)
%	6.6%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,212,107	$3,062,832	$2,993,263	$2,863,220	$2,802,379	$2,688,240
Change in fair value:
$	$285,318	$136,043	$66,474	$(63,569)	$(124,411)	$(238,549)
%	9.7%	4.6%	2.3%	(2.2)%	(4.3)%	(8.2)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$3,024,854	$2,975,822	$2,951,306	$2,902,274	$2,877,757	$2,828,725
Change in fair value:
$	$98,065	$49,032	$24,516	$(24,516)	$(49,032)	$(98,065)
%	3.4%	1.7%	0.8%	(0.8)%	(1.7)%	(3.4)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of December 31, 2019, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ fair values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$183,492	$181,007	$179,789	$177,398	$176,225	$173,923
Change in fair value:
$	$4,907	$2,422	$1,203	$(1,188)	$(2,361)	$(4,662)
%	2.7%	1.4%	0.7%	(0.7)%	(1.3)%	(2.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$197,151	$187,463	$182,929	$174,421	$170,426	$162,906
Change in fair value:
$	$18,565	$8,878	$4,344	$(4,164)	$(8,160)	$(15,680)
%	10.4%	5.0%	2.4%	(2.3)%	(4.6)%	(8.8)%

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our  internal control over financial reporting as of December 31, 2019 has been audited  by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which  appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the Company”) as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 28, 2020, expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Company’s election in 2018 to prospectively change its method of accounting for the classes of mortgage servicing rights it had accounted for using the amortization method and the Company’s change in method of accounting for leases in 2019 due to adoption of Accounting Standards Update 2016-2, Leases (Topic 842).

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28,  2020

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

During the quarter ended September 30, 2019, we substantially completed the implementation of an internally developed loan servicing system. In connection with this implementation and related business process changes, we updated the design of multiple internal controls over financial reporting that were previously considered effective to reflect the design of the loan servicing system and associated data sources, and implemented controls to replace controls previously addressed by certain service organization SOC 1 Reports (System and Organization Controls Reports). We adopted this system and the related processes and controls during the quarter ended September 30, 2019. Therefore, the use of this system was included in the preparation of our financial statements for the year ended December 31, 2019. We continue to monitor and test these controls for adequate design and operating effectiveness.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 11.  Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

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

The following table provides information as of December 31, 2019 concerning our shares of common stock authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	6,147,999	$18.40	4,223,430
Equity compensation plans not approved by security holders (4)	—	—	—
Total	6,147,999	$18.40	4,223,430

(1)

The weighted average exercise price set forth in this column relates only to 3,699,164 shares of stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance and time‑based restricted stock units, for which no exercise price applies.

(2)

This number includes a general pool of 4,223,430 shares of common stock authorized for future awards (excluding securities reflected in column (a)). This general pool initially consisted of 3,906,433 shares of common stock authorized under the 2013 Equity Incentive Plan for future awards, and has been, and will continue to be, increased pursuant to the terms of the 2013 Equity Incentive Plan on January 1st of each calendar year by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors. The annual increase to this general pool on January 1, 2019 pursuant to the foregoing formula was 1,322,024.

(3)	Represents our 2013 Equity Incentive Plan.

(4)	We do not have any equity plans that have not been approved by our stockholders.

The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2020, which is within 120 days after the end of fiscal year 2019.

Item 14.  Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed April 29, 2020, which is within 120 days after the end of fiscal year 2019.

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	*

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 1, 2018.	8-K12B	November 1, 2018

10.2	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.3	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.4	Amended and Restated Stockholder Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and BlackRock Mortgage Ventures, LLC.	8-K12B	November 1, 2018

10.5

Second Amended and Restated Stockholder Agreement, dated February 12, 2020, by and among PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.) and BlackRock Mortgage Ventures, LLC.

		8-K	February 13, 2020

10.6	Amended and Restated Stockholder Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and HC Partners LLC.	8-K12B	November 1, 2018

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.7†	Employment Agreement, dated December 28, 2018, among Stanford L. Kurland, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 31, 2018

10.8†	Employment Agreement, dated December 28, 2018, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 31, 2018

10.9†	Employment Agreement, dated December 28, 2018, among Doug Jones, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 31, 2018

10.10†	Form of PennyMac Financial Services, Inc. Indemnification Agreement.	S-1/A	April 5, 2013

10.11†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.12†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	March 9, 2018

10.13†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors.	8-K	May 16, 2013

10.15†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Executive Officers.	10-Q	November 6, 2015

10.16†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Other Eligible Participants.	10-Q	November 6, 2015

10.17†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement.	8-K	June 17, 2013

10.18†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (2018).	10-Q	August 2, 2018

10.19†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (2018).	10-Q	August 2, 2018

10.20†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	10-Q	August 2, 2018

10.21†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreements (2019).	10-K	March 5, 2019

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.22†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Stock Option Award Agreement (2019).	10-K	March 5, 2019

10.23†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2019).	10-Q	May 6, 2019

10.24†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	10-Q	November 4, 2019

10.25†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	10-Q	November 4, 2019

10.26†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	10-Q	November 4, 2019

10.27†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	10-Q	November 4, 2019

10.28†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreements (Net Share Withholding) (2017-2019).	10-Q	November 4, 2019

10.29†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreements (Sale to Cover) (2017-2019).	10-Q	November 4, 2019

10.30

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		8-K	September 12, 2016

10.31

Amendment No. 1 to Second Amended and Restated Management Agreement, dated as of September 27, 2017, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-Q	November 7, 2017

10.32	Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	September 12, 2016

10.33	Amendment No. 1 to Third Amended and Restated Flow Servicing Agreement, dated as of March 1, 2018, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services LLC.	10-Q	May 4, 2018

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.34	Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.35	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 8, 2017

10.36	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, by and among PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	November 7, 2017

10.37	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of December 1, 2017, by and among PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 9, 2018

10.38	Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.39	Amendment No. 1 to Amended and Restated MSR Recapture Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 9, 2018

10.40

Second Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2019, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-K	March 5, 2019

10.41	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 10, 2016

10.42	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 7, 2015

10.43	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 6, 2019

10.44

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

10.45

Amendment No. 1 to Third Amended and Restated Master Repurchase Agreement, dated as of June 1, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 8, 2017

10.46

Amendment No. 2 to Third Amended and Restated Master Repurchase Agreement, dated as of December 20, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-K	March 9, 2018

10.47

Amendment No. 3 to Third Amended and Restated Master Repurchase Agreement, dated as of February 1, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	February 7, 2018

10.48

Amendment No. 4 to Third Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 2, 2018

10.49

Amendment No. 5 to Third Amended and Restated Master Repurchase Agreement, dated as of February 11, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-K	March 5, 2019

10.50

Amendment No. 6 to Third Amended and Restated Master Repurchase Agreement, dated as of April 26, 2019, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	May 6, 2019

10.51

Amendment No. 7 to the Third Amended and Restated Master Repurchase Agreement, dated as of September 11, 2019, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 4, 2019

10.52	Amended and Restated Guaranty, dated as of April 28, 2017, by Private National Mortgage Acceptance LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	May 3, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.53

Amended and Restated Credit Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, the lenders that are parties thereto, Credit Suisse AG and Credit Suisse Securities (USA) LLC.

		8-K	November 22, 2016

10.54	Amendment No. 1 to Amended and Restated Credit Agreement, dated November 17, 2017, by and among Private National Mortgage Acceptance Company, LLC and Credit Suisse AG.	10-K	March 9, 2018

10.55

Amendment No. 2 to Amended and Restated Credit Agreement and Amendment No. 1 to Amended and Restated Collateral and Guaranty Agreement, dated November 1, 2018, by and among Private National Mortgage Acceptance Company, LLC, each of the Guarantors party thereto, the Lenders party hereto, Credit Suisse AG, Cayman Islands Branch and Credit Suisse AG.

		10-K	March 5, 2019

10.56	Amendment No. 3 to Amended and Restated Credit Agreement, dated October 31, 2019, by and among Private National Mortgage Acceptance Company, LLC and Credit Suisse AG, Cayman Islands Branch.	*

10.57

Amended and Restated Collateral and Guaranty Agreement, dated November 18, 2016, by and among Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Financial Services, Inc., PNMAC Capital Management, LLC, PennyMac Loan Services, LLC and PNMAC Opportunity Fund Associates, LLC.

		8-K	November 22, 2016

10.58	Collateral and Guaranty Agreement Supplement, dated November 1, 2018, by and between Credit Suisse AG as the Collateral Agent and PennyMac Financial Services, Inc.	10-K	March 5, 2019

10.59	Master Repurchase Agreement, dated as of August 19, 2016, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	8-K	August 23, 2016

10.60	First Amendment to Master Repurchase Agreement, dated as of May 23, 2017, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	8-K	May 30, 2017

10.61	Second Amendment to Master Repurchase Agreement, dated as of September 27, 2017, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 7, 2017

10.62	Third Amendment to Master Repurchase Agreement, dated as of October 13, 2017, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 7, 2017

10.63	Fourth Amendment to Master Repurchase Agreement, dated as of July 26, 2018, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 2, 2018

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.64	Fifth Amendment to Master Repurchase Agreement, dated as of October 12, 2018, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 2, 2018

10.65	Sixth Amendment to Master Repurchase Agreement, dated as of July 23, 2019, by and between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	8-K	July 25, 2019

10.66	Seventh Amendment to Master Repurchase Agreement, dated as of October 11, 2019, between JPMorgan Chase Bank, N.A. and PennyMac Loan Services, LLC.	10-Q	November 4, 2019

10.67	Guaranty, dated as of August 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank. N.A.	8-K	August 23, 2016

10.68	First Amendment to Guaranty, dated as of October 11, 2019, by Private National Mortgage Acceptance Company, LLC in favor of JPMorgan Chase Bank, N.A.	10-Q	November 4, 2019

10.69

Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	August 16, 2017

10.70

Amendment No. 1 to Second Amended and Restated Base Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	March 6, 2018

10.71

Amendment No. 2 to Second Amended and Restated Base Indenture, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	August 15, 2018

10.72

Amendment No. 3 to Second Amended and Restated Base Indenture, dated as of April 29, 2019, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		10-Q	August 6, 2019

10.73

Amended and Restated Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.74

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

10.75

Series 2018-GT1 Indenture Supplement, dated as of February 28, 2018, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.76

Series 2018-GT2 Indenture Supplement, dated as of August 10, 2018, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 15, 2018

10.77	Master Repurchase Agreement, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.	8-K	December 21, 2016

10.78

Amendment No. 1 to Master Repurchase Agreement, dated as of February 16, 2017, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC and consented to by Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	February 23, 2017

10.79

Amendment No. 2 to Master Repurchase Agreement, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC and consented to by Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 16, 2017

10.80	Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST.	8-K	December 21, 2016

10.81	Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC.	8-K	February 23, 2017

10.82	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and PennyMac Mortgage Investment Trust.	8-K	December 21, 2016

10.83	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.84	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST and PennyMac Holdings, LLC.	8-K	December 21, 2016

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.85	Master Repurchase Agreement, dated as of December 19, 2016, by and among, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.86

Amendment No. 1 to Master Repurchase Agreement, dated as of February 28, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.

		8-K	March 6, 2018

10.87	Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	10-Q	November 7, 2017

10.88	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	February 7, 2018

10.89

Amendment Number One to Loan and Security Agreement, dated as of January 29, 2020, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.90

Master Repurchase Agreement, dated as of September 11, 2019, by and among Credit Suisse AG, Cayman Islands Branch, Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 4, 2019

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 (ii) the Consolidated Statements of Income for the years ended December 31, 2019 and December 31, 2018, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and December 31, 2018, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018 and (v) the Notes to the Consolidated Financial Statements.

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

Item 16.  Form 10-K Summary

None.

PENNYMAC FINANCIAL SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

3043 Townsgate Road

Westlake Village, CA 91361

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2019 and 2018, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principles

As discussed in Note 3 to the financial statements, during 2018 the Company elected to prospectively change its method of accounting for the classes of mortgage servicing rights (“MSRs”) it had accounted for using the amortization method.

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in 2019 due to adoption of Accounting Standards Update 2016-2, Leases (Topic 842) using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mortgage Servicing Rights - Refer to Notes 3, 6 and 9 to the Financial Statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (a component of the discount rate), the prepayment and default rates of the underlying loans (“prepayment speed”) and the annual per-loan cost of servicing, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

We identified the pricing spread and prepayment speed assumptions used in the valuation of MSRs as a critical audit matter because of the significant judgments made by management in determining these assumptions. Auditing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to selection of the pricing spread and prepayment speed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the pricing spread and prepayment speed assumptions used by the Company to estimate the fair value of MSRs included the following, among others:

•

We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the pricing spread and prepayment speed assumptions

•	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s prepayment speed assumptions by comparing them to independent market information
•	We evaluated the reasonableness of management’s prepayment speed assumptions of the underlying mortgage loans, by comparing historical prepayment speed assumptions to actual results
•	We tested management’s process for determining the pricing spread assumptions by comparing them to the implied spreads within market transactions and other third-party information used by management

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2020

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
	(in thousands, except share amounts)
ASSETS
Cash (includes $52,599 and $108,174 pledged to creditors)	$188,291	$155,289
Short-term investments at fair value	74,611	117,824
Loans held for sale at fair value (includes $4,846,138 and $2,478,858 pledged to creditors)	4,912,953	2,521,647
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	107,512	131,025
Derivative assets	159,686	96,347
Servicing advances, net (includes valuation allowance of $82,157 and $70,582; $207,460 and $162,895 pledged to creditors)	331,169	313,197
Mortgage servicing rights at fair value (includes $2,920,603 and $2,807,333 pledged to creditors)	2,926,790	2,820,612
Real estate acquired in settlement of loans	20,326	2,250
Operating lease right-of-use assets	73,090	—
Furniture, fixtures, equipment and building improvements, net (includes $20,406 and $16,281 pledged to creditors)	30,480	33,374
Capitalized software, net (includes $12,192 and $1,017 pledged to creditors)	63,130	39,748
Investment in PennyMac Mortgage Investment Trust at fair value	1,672	1,397
Receivable from PennyMac Mortgage Investment Trust	48,159	33,464
Loans eligible for repurchase	1,046,527	1,102,840
Other	219,621	109,559
Total assets	$10,204,017	$7,478,573
LIABILITIES
Assets sold under agreements to repurchase	$4,141,053	$1,933,859
Mortgage loan participation purchase and sale agreements	497,948	532,251
Obligations under capital lease	20,810	6,605
Notes payable secured by mortgage servicing assets	1,294,070	1,292,291
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	178,586	216,110
Derivative liabilities	22,330	3,064
Operating lease liabilities	91,320	—
Accounts payable and accrued expenses	175,273	156,212
Mortgage servicing liabilities at fair value	29,140	8,681
Payable to PennyMac Mortgage Investment Trust	73,280	104,631
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,158	46,537
Income taxes payable	504,569	400,546
Liability for loans eligible for repurchase	1,046,527	1,102,840
Liability for losses under representations and warranties	21,446	21,155
Total liabilities	8,142,510	5,824,782

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 78,515,047 and 77,494,332 shares, respectively	8	8
Additional paid-in capital	1,335,107	1,310,648
Retained earnings	726,392	343,135
Total stockholders' equity	2,061,507	1,653,791
Total liabilities and stockholders’ equity	$10,204,017	$7,478,573

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2019	2018	2017
	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$542,163	$184,439	$369,815
From PennyMac Mortgage Investment Trust	183,365	64,583	21,989
	725,528	249,022	391,804
Loan origination fees:
From non-affiliates	159,461	94,208	112,124
From PennyMac Mortgage Investment Trust	14,695	7,433	7,078
	174,156	101,641	119,202
Fulfillment fees from PennyMac Mortgage Investment Trust	160,610	81,350	80,359
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	730,165	585,101	475,848
From PennyMac Mortgage Investment Trust	48,797	42,045	43,064
From Investment Funds	—	3	1,461
Other fees	98,564	64,133	58,924
	877,526	691,282	579,297
Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities	(593,117)	(237,389)	(292,588)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	9,256	(8,500)	19,350
	(583,861)	(245,889)	(273,238)
Net loan servicing fees	293,665	445,393	306,059
Net interest income (expense):
Interest income:
From non-affiliates	282,398	208,954	135,141
From PennyMac Mortgage Investment Trust	6,302	7,462	8,038
	288,700	216,416	143,179
Interest expense:
To non-affiliates	201,688	129,459	127,569
To PennyMac Mortgage Investment Trust	10,291	15,138	16,951
	211,979	144,597	144,520
Net interest income (expense)	76,721	71,819	(1,341)
Management fees, net:
From PennyMac Mortgage Investment Trust	36,492	24,465	22,584
From Investment Funds	—	4	1,001
	36,492	24,469	23,585
Carried interest from Investment Funds	—	(365)	(1,040)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	416	332	118
Results of real estate acquired in settlement of loans	557	589	94
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	379	1,126	32,940
Other	8,880	9,253	3,683
Total net revenues	1,477,404	984,629	955,463
Expenses
Compensation	503,458	403,270	358,721
Servicing	164,697	137,104	117,696
Loan origination	117,338	27,398	20,429
Technology	67,946	60,103	52,013
Professional services	32,859	27,615	17,845
Occupancy and equipment	28,916	27,152	22,615
Other	32,746	34,290	30,235
Total expenses	947,960	716,932	619,554
Income before provision for income taxes	529,444	267,697	335,909
Provision for income taxes	136,479	23,254	24,387
Net income	392,965	244,443	311,522
Less: Net income attributable to noncontrolling interest	—	156,749	210,765
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$392,965	$87,694	$100,757

Earnings per share
Basic	$5.02	$2.62	$4.34
Diluted	$4.89	$2.59	$4.03
Weighted average shares outstanding
Basic	78,206	33,524	23,199
Diluted	80,340	35,322	24,999

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Class A Common Stock				Noncontrolling
							interest in Private
					Additional		National Mortgage
	Number of	Par	Number of	Par	paid-in	Retained	Acceptance
	shares	value	shares	value	capital	earnings	Company, LLC	Total
	(in thousands)
Balance at December 31, 2016	—	$—	22,427	$2	$182,772	$164,549	$1,052,033	$1,399,356
Net income	—	—	—	—	—	100,757	210,765	311,522
Stock and unit-based compensation	—	—	—	—	7,545	—	14,406	21,951
Issuance of Class A common stock in settlement of directors' fees	—	—	—	—	160	—	178	338
Repurchase of Class A common stock	—	—	(505)	—	(8,599)	—	—	(8,599)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	1,608	—	27,119	—	(27,119)	—
Tax effect of exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	—	—	(4,894)	—	—	(4,894)
Balance at December 31, 2017	—	—	23,530	2	204,103	265,306	1,250,263	1,719,674
Cumulative effect of change in accounting principle - Adoption of fair value accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	—	—	189	587	776
Balance at January 1, 2018	—	—	23,530	2	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	—	—	87,694	156,749	244,443
Stock and unit-based compensation	23	—	299	—	10,932	—	19,636	30,568
Class A common stock dividends ($0.40 per share)	—	—	—	—	—	(10,054)	—	(10,054)
Issuance of Class A common stock in settlement of directors' fees	—	—	—	—	79	—	166	245
Repurchase of Class A common stock	—	—	(236)	—	(1,554)	—	(3,272)	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	—	—	1,635	1	33,155	—	(33,156)	—
Exchange of Class A common stock of subsidiary for common stock of PennyMac Financial Services, Inc. pursuant to a reorganization	25,228	3	(25,228)	(3)	—	—	—	—
Exchange of Class A unit of Private National Mortgage Acceptance Company, LLC for common stock of PennyMac Financial Services, Inc. pursuant to a reorganization, net of income tax effect	52,263	5	—	—	1,064,315	—	(1,390,973)	(326,653)
Issuance of common stock in settlement of directors' fees	4	—	—	—	85	—	—	85
Repurchase of common stock	(24)	—	—	—	(467)	—	—	(467)
Balance at December 31, 2018	77,494	8	—	—	1,310,648	343,135	—	1,653,791
Net income	—	—	—	—	—	392,965	—	392,965
Stock and unit-based compensation	1,062	—	—	—	25,282	—	—	25,282
Issuance of common stock in settlement of directors' fees	10	—	—	—	233	—	—	233
Common stock dividends ($0.12 per share)	—	—	—	—	—	(9,708)	—	(9,708)
Repurchase of common stock	(51)	—	—	—	(1,056)	—	—	(1,056)
Balance at December 31, 2019	78,515	$8	—	$—	$1,335,107	$726,392	$—	$2,061,507

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flow from operating activities
Net income	$392,965	$244,443	$311,522
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(725,528)	(249,022)	(391,804)
Amortization, impairment and change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	583,861	245,889	273,238
Accrual of servicing rebate payable to Investment Funds	—	—	129
Capitalization of interest and advance on loans held for sale at fair value	(73,611)	(79,317)	(44,922)
Accrual of interest on excess servicing spread financing	10,291	15,138	16,951
Amortization of net debt issuance (premiums) and costs	(4,100)	(29,170)	6,348
Carried Interest from Investment Funds	—	365	1,040
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(275)	(192)	23
Results of real estate acquired in settlement in loans	(557)	(589)	(94)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(379)	(1,126)	(32,940)
Stock-based compensation expense	24,771	25,251	20,697
Provision for servicing advance losses	36,149	40,306	43,249
Depreciation and amortization	15,021	12,925	8,395
Amortization of right-of-use assets	10,158	—	—
Loss from disposition of fixed assets and impairment of capitalized software	—	—	1,336
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(50,110,085)	(37,967,724)	(42,624,288)
Origination of loans held for sale	(11,831,703)	(5,000,193)	(5,557,244)
Purchase of loans held for sale from non-affiliates	(1,725,227)	(531,665)	—
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(6,271,447)	(4,036,147)	(3,957,384)
Sale to non-affiliates and principal payments of loans held for sale	61,214,102	44,557,560	50,235,245
Sale of loans held for sale to PennyMac Mortgage Investment Trust	6,255,915	3,343,028	904,097
Repurchase of loans subject to representations and warranties	(18,660)	(26,021)	(20,324)
Settlement of repurchase agreement derivatives	31,993	31,907	—
Increase in servicing advances	(98,121)	(33,415)	(15,675)
Sale of real estate acquired in settlement of loans	28,901	4,037	4,655
Increase in receivable from PennyMac Mortgage Investment Trust	(20,257)	(9,672)	(11,475)
(Increase) decrease in other assets	(62,549)	(7,791)	16,092
Decrease in operating lease liabilities	(12,680)	—	—
Increase (decrease) in accounts payable and accrued expenses	38,551	32,750	(59,378)
Decrease in payable to PennyMac Mortgage Investment Trust	(36,645)	(34,472)	(34,076)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	(6,726)
Increase in income taxes payable	104,023	25,313	29,901
Net cash (used in) provided by operating activities	(2,245,123)	572,396	(883,412)
Cash flow from investing activities
Decrease (increase) in short-term investments	43,213	52,256	(84,116)
Net change in assets purchased from PMT under agreement to resell	23,513	13,103	5,872
Net settlement of derivative financial instruments used for hedging	366,137	(122,227)	(36,618)
Purchase of mortgage servicing rights	(227,445)	(227,664)	(178,531)
Purchase of furniture, fixtures, equipment and leasehold improvements	(6,124)	(13,421)	(6,791)
Acquisition of capitalized software	(29,385)	(17,444)	(16,992)
Increase in margin deposits	(21,127)	(7,214)	(22,055)
Net cash provided by (used in) investing activities	148,782	(322,611)	(339,231)

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flow from financing activities
Sale of assets under agreements to repurchase	63,803,260	41,375,177	35,698,381
Repurchase of assets sold under agreements to repurchase	(61,596,780)	(41,820,843)	(35,054,437)
Issuance of mortgage loan participation purchase and sale certificates	23,451,400	25,284,270	23,011,607
Repayment of mortgage loan participation purchase and sale certificates	(23,485,918)	(25,279,510)	(23,155,463)
Advance of obligations under capital lease	25,123	—	10,298
Repayment of obligations under capital lease	(10,918)	(14,366)	(12,751)
Issuance of notes payable secured by mortgage servicing assets	—	1,300,000	935,000
Repayment of notes payable secured by mortgage servicing assets	—	(900,000)	(186,935)
Repayment of excess servicing spread financing	(40,316)	(46,750)	(54,980)
Payment of debt issuance costs	(6,603)	(19,982)	(22,201)
Issuance of common stock pursuant to exercise of stock options	5,145	5,317	1,254
Repurchase of common stock and Class A common stock	(1,056)	(5,293)	(8,599)
Payment of withholding taxes relating to stock-based compensation	(4,634)	—	—
Payment of dividend to common stock and Class A common stockholders	(9,708)	(10,054)	—
Net cash provided by (used in) financing activities	2,128,995	(132,034)	1,161,174
Net increase (decrease) in cash and restricted cash	32,654	117,751	(61,469)
Cash and restricted cash at beginning of year	155,924	38,173	99,642
Cash and restricted cash at end of year	$188,578	$155,924	$38,173
Cash and restricted cash at end of year are comprised of the following:
Cash	$188,291	$155,289	$37,725
Restricted cash included in Other assets	287	635	448
	$188,578	$155,924	$38,173

The accompanying notes are an integral part of these financial statements.

 PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization

PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.) (“PFSI” or the “Company”) is a holding corporation and its primary assets are direct and indirect equity interests in Private National Mortgage Acceptance Company, LLC (“PennyMac”). The Company is the managing member of PennyMac, and it operates and controls all of the businesses and consolidates the financial results of PennyMac and its subsidiaries.

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production and loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of entities that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

•

PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

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

Presently, PCM has a management agreement with PMT. Previously, PCM had management agreements with PNMAC Mortgage Opportunity Fund, LLC and PNMAC Mortgage Opportunity Fund, L.P., an affiliate of these registered funds, and PNMAC Mortgage Opportunity Fund Investors, LLC (collectively, the “Investment Funds”). Together, PMT and the Investment Funds are referred to as the “Advised Entities”. The Investment Funds were dissolved during 2018.

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

•

The Reorganization was treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code.

•

After the completion of the Reorganization, PNMAC Holdings became a consolidated subsidiary of the Company and is considered the predecessor of the Company for accounting purposes. Accordingly, PNMAC Holdings’ historical consolidated financial statements are the Company’s historical financial statements.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of gains on mortgage loans held for sale, loan origination fees, fulfillment fees, loan servicing fees, management fees, carried interest, less net interest paid to these entities) totaled 31%,  21%, and 20% of total net revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

 Note 3—Significant Accounting Policies and Recently Issued Accounting Pronouncement

A description of the Company’s significant accounting policies applied in the preparation of these consolidated financial statements follows.

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

Cash Flows

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

Short‑Term Investments

Short‑term investments, which represent investments in accounts with depository institutions, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short‑term investments as “Level 1” fair value assets.

Loans Held for Sale at Fair Value

Management has elected to account for loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company’s performance. All changes in fair value are recognized as a component of Net gains on loans held for sale at fair value. The Company classifies most of the loans held for sale at fair value as “Level 2” fair value assets. Certain of the Company’s loans held for sale may not be saleable into active markets due to identified defects or delinquency. Such loans are classified as “Level 3” fair value assets.

Sale Recognition

The Company recognizes transfers of loans as sales when it surrenders control over the loans. Control over transferred loans is deemed to be surrendered when (i) the loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (iii) the Company does not maintain effective control over the transferred loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific loans.

Interest Income Recognition

Interest income on loans held for sale at fair value is recognized over the life of the loans using their contractual interest rates. Income recognition is suspended and the interest receivable is reversed against interest income when loans become 90 days delinquent, or when, in management’s opinion, a full recovery of interest and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Derivative Financial Instruments

The Company holds and issues derivative financial instruments that are created as a result of certain of its operations. The Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

•	Interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase or originate a loan acquired for sale at specified interest rates.

•

Derivatives that are embedded in a master repurchase agreement with a non-affiliate that provides for the Company to receive incentives for financing loans that satisfy certain consumer relief characteristics as provided in the master repurchase agreement.

The Company is exposed to price risk relative to:

•

Its loans held for sale as well as to IRLCs. The Company bears price risk from the time a commitment to fund a loan is made to a borrower or to purchase a loan from PMT, to the time either the prospective transaction is cancelled or the loan is sold. During this period, the Company is exposed to losses if market interest rates increase, because the fair value of the purchase commitment or prospective loan decreases.

•

The fair value of its mortgage servicing rights (“MSRs”) when interest rates decrease. MSRs are generally subject to reduction in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the MSRs, thereby reducing their fair value. Reductions in the fair value of MSRs affect earnings primarily through change in fair value and impairment charges.

The Company engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of the Company’s assets. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and MSRs.

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

The Company classifies its IRLCs as “Level 3” fair value assets and liabilities. Fair value of exchange-traded hedging derivative financial instruments that are actively traded on an exchange are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

The Company does not designate its derivative financial instruments for hedge accounting. Therefore, the Company accounts for its derivative financial instruments as free‑standing derivatives. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income. Changes in fair value of derivative financial instruments hedging IRLCs, loans held for sale at fair value and MSRs are included in Net gains on loans held for sale at fair value or in Amortization, impairment, and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the Company’s consolidated statements of income. Changes in fair value of derivative assets relating to a master repurchase agreement are included in Interest expense.

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

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the mortgage loans’ investors to fund property taxes, insurance premiums and out-of-pocket collection costs (e.g., preservation and restoration of mortgaged property or real estate acquired in the settlement of loans (“REO”), legal fees, and appraisals). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. A valuation allowance is provided for amounts expected to become uncollectable. Servicing advances are written off when they are deemed uncollectable.

Mortgage Servicing Rights and Mortgage Servicing Liabilities

MSRs and MSLs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition and disposition of REO.

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

The Company is contractually entitled to receive other remuneration including various mortgagor‑contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain the placement fees earned on funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing their existing loan or purchasing a new home.

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

•	MSLs were and continue to be carried at fair value with changes in fair value recorded in current period income.

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

MSRs accounted for using the amortization method were periodically evaluated for impairment. Impairment occurred when the current fair value of the MSRs decreased below the asset’s amortized cost. If MSRs were impaired, the impairment was recognized in current‑period income and the carrying value (carrying value is the MSR’s amortized cost reduced by any related valuation allowance) of the MSRs was adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increased, the increase in fair value was recognized in current‑period income. When an increase in fair value of MSR was recognized, the valuation allowance was adjusted to increase the carrying value of the MSRs only to the extent of the valuation allowance.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets and Operating lease liabilities in its consolidated balance sheet, except leases with initial terms less than or equal to 12 months. Lease expense is recognized on the straight-line basis over the lease term and is recorded in Occupancy and equipment in the consolidated statements of income.

The Company’s lease agreements include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. As such, lease payments represent payments on both lease and non-lease components. At lease commencement, lease liabilities are recognized based on the present value of the remaining lease payments and discounted using the Company’s incremental borrowing rate. Right-of-use assets initially equal the lease liability, adjusted for any lease payments made before lease commencement and for any lease incentives.

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

Capitalized Software

The Company capitalizes certain consulting, payroll, and payroll‑related costs related to the development of computer software for internal use. Once development is complete and the software is placed in service, the Company amortizes the capitalized costs over three to seven years using the straight‑line method.

The Company also periodically assesses capitalized software for recoverability when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the Company identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value.

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

Loans Eligible for Repurchase

The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase loans when the loan is at least three months delinquent when it is repurchased. As a result of this right, the Company recognizes the loans in Loans eligible for repurchase at their unpaid principal balances and records a corresponding liability in Liability for loans eligible for repurchase on its consolidated balance sheets.

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

•

Debt issuance cost relating to non-revolving debts, such as the Company’s Notes payable secured by mortgage servicing assets, are amortized over the contractual term of the non-revolving debt using the interest method;

•

Debt issuance premiums recorded as the results of recognition of repurchase agreement derivatives are amortized to Interest expense over the contractual term of the repurchase agreement. Unamortized premiums relating to repurchase agreements repaid before the transaction’s contractual maturity are credited to Interest expense.

Excess Servicing Spread Financing at Fair Value

The Company finances certain of its purchases of Agency MSRs through the sale to PMT of the right to receive the excess of the servicing fee rate over a specified rate of the underlying MSRs. This excess is referred to as the ESS.  ESS is carried at its fair value. Changes in fair value of ESS are recognized in current period income in Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Interest expense for ESS is accrued using the interest method based upon the expected cash flows from the ESS through the expected life of the underlying mortgage loans.

Liability for Losses Under Representations and Warranties

The Company’s agreements with the Agencies and other investors include representations and warranties related to the loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the loans. The Company’s credit loss may be reduced by any recourse it may have to correspondent loan sellers that, in turn, had sold such mortgage loans to PMT and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent loan seller, through PMT.

As a result of providing representations and warranties to investors and insurers, the Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of loan repurchase losses is dependent on economic factors, investor repurchase demand or insurer claim denial strategies, and other external conditions that may change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current unpaid principal balance of loans sold to date represents the maximum exposure to repurchases related to representations and warranties.

Loan Servicing Fees

Loan servicing fees are received by the Company for servicing loans. Loan servicing activities include loan administration, collection, and default management, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and REO property dispositions.

Loan servicing fee amounts are based upon fee schedules established by the applicable investor and depend on whether the Company is directly servicing loans, where it holds the MSRs, is subservicing MSRs or loans held by PMT or another third party or is subservicing distressed mortgage loans for the Advised Entities.

The Company’s obligations under its loan servicing agreements are fulfilled as the Company services the loans. Fees are collected when the loan payments are received from the borrowers in the case of MSRs held by the Company or within 30 days of the applicable month-end from the Advised Entities.

Owned loan servicing fees are recorded net of Agency guarantee fees paid by the Company and are recognized when the loan payments are received from the borrowers. Loan servicing fees relating to loans serviced for the Advised Entities are recognized in the month in which the loans are serviced.

Fulfillment Fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of loans. Fulfillment fee amounts are based upon a negotiated fee schedule and the unpaid principal balance of the loans purchased by PMT. The Company’s obligation under the agreement is fulfilled when PMT completes the sale or securitization of a loan it purchases. Fulfillment fee revenue is recognized in the month the loan is purchased by PMT. Fulfillment fees are generally collected within 30 days of purchase by PMT.

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

Compensation costs are fixed, except for performance‑based restricted stock units, as of the award date.  The cost of performance‑based restricted stock units is adjusted in each reporting period after the grant for changes in expected performance attainment until the performance share units vest. The Company amortizes the cost of stock based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation expense in the consolidated statements of income.

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

Recently Issued Accounting Pronouncements

Effective January 1, 2019, the Company adopted FASB Accounting Standards Update 2016-02, Leases (Topic 842), as amended (“ASU 2016-02”), using the modified retrospective approach. As the result of this adoption, the Company recorded a $58.6 million right-of-use asset, a corresponding lease liability and reclassified $20.7 million of deferred rent from accrued liabilities to the lease liability for a total lease liability of $79.3 million. The Company did not adjust amounts reported in the prior comparative period. At the adoption date, ASU 2016-02 did not have any effect on the Company’s consolidated statements of income, stockholder’s equity or cash flows.

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

As most of the Company’s leases do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of its lease payment obligations. The operating lease right-of-use assets also reflect any lease payments made and are reduced by lease incentives. Lease expense is recognized on the straight-line basis over the lease term.

The Company has lease agreements that include both lease and non-lease components (such as common area maintenance), which are generally included in the lease and are accounted for together with the lease as a single lease component. Detailed lease disclosures are included in Note 10‒Leases.

In June 2016, the FASB issued Accounting Standard Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13, as amended, replaces the existing measurement of the allowance for credit losses that is based on incurred loss accounting model with an expected loss model, which requires the Company to use a forward-looking expected credit loss model for accounts receivable, loans and other financial instruments that measured at amortized cost basis. Most of the Company’s financial assets are measured at their fair values and are therefore not subject to the requirements of ASU 2016-13.

ASU 2016-13 is effective January 1, 2020 for the Company. Adoption of ASU 2016-13 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. Because of the Company’s current accounting, the adoption of ASU 2016-13 on January 1, 2020 is not expected to have a significant effect on the Company’s allowance for credit losses on its assets subject to ASU 2016-13 due to the assets’ relatively short-term lives.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

The Company sells newly originated conforming balance non-government insured or guaranteed loans to PMT under a mortgage loan purchase agreement.

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

Pursuant to a mortgage banking services agreement, which was amended and restated effective September 12, 2016, the Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a fulfillment fee. Pursuant to the terms of the mortgage banking services agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae MBS Guide. PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company currently purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days the respective mortgage loans are held by PMT before being purchased by the Company. The Company purchases these mortgage loans “as is” and without recourse of any kind from PMT; however, where the Company has a claim for repurchase, indemnity or otherwise as against a correspondent seller, the Company is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production activities, including MSR recapture, between the Company and PMT:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$190,416	$69,359	$28,238
Mortgage servicing rights and excess servicing spread recapture incurred	(7,051)	(4,776)	(6,249)
	$183,365	$64,583	$21,989
Sale of loans held for sale to PMT	$6,255,915	$3,343,028	$904,097

Tax service fees earned from PMT included in Loan origination fees	$14,695	$7,433	$7,078

Fulfillment fee revenue	$160,610	$81,350	$80,359
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$56,033,704	$26,194,303	$22,971,119

Sourcing fees paid to PMT	$14,381	$10,925	$12,084
Unpaid principal balance of loans purchased from PMT	$47,937,306	$36,415,933	$40,561,241

Loan Servicing

The Company has a loan servicing agreement with PMT (“Servicing Agreement”). The Servicing Agreement provides for servicing fees of per‑loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or REO. The Company also remains entitled to customary ancillary income and market-based fees and charges relating to mortgage loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

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

•

During the period the U.S. Department of Treasury’s Home Affordable Modification Plan (“HAMP”) was in place, the Company was entitled to retain any incentive payments made to it and to which it was entitled under the plan provided, however, that with respect to any such incentive payments paid to the Company in connection with a mortgage loan modification for which PMT previously paid the Company a modification fee, the Company was required to reimburse PMT an amount equal to the incentive payments.

•

The Company is entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per mortgage loan in any 18-month period.

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

Following is a summary of loan servicing and property management fees earned from PMT:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$1,772	$1,037	$954
Loans at fair value	2,207	7,555	15,610
Mortgage servicing rights	44,818	33,453	26,500
	$48,797	$42,045	$43,064
Property management fees received from PMT included in Other income	$314	$442	$350

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Base management	$29,303	$23,033	$22,280
Performance incentive	7,189	1,432	304
	$36,492	$24,465	$22,584

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

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company (1)	$5,340	$4,640	$5,306
Compensation (1)	480	480	—
Expenses incurred on PMT's behalf, net	4,362	1,113	2,257
	$10,182	$6,233	$7,563
Payments and settlements during the year (2)	$177,116	$71,943	$64,945

(1)

The Company adopted Accounting Standards Update 2014-09 Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the modified retrospective method effective January 1, 2018. Adoption of ASU 2014-09 using the modified retrospective method required the Company to include those reimbursements from PMT in Other revenue starting January 1, 2018. Before adoption of ASU 2014-09, the Company included such reimbursements as offsets to the respective expense line items.

(2)

Payments and settlements include payments for the operating, investing and financing activities summarized in this note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received  $580,000,  $69,000 and $30,000 in reimbursement from PMT during the years ended December 31, 2019, 2018, and 2017, respectively.

Investing Activities

Master Repurchase Agreement

On December 19, 2016, the Company, through PLS, entered into a master repurchase agreement with one of PMT’s wholly-owned subsidiaries, PennyMac Holdings, LLC (“PMH”) (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from the Company for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS under the Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and PennyMac, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell:
Activity during the year:
Net repayments of assets purchased from PMT under agreement to resell	$23,513	$13,103	$5,872
Interest income	$6,302	$7,462	$8,038
Balance at end of year	$107,512	$131,025
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Activity during the year:
Dividends earned from PennyMac Mortgage Investment Trust	$141	$140	$141
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	275	192	(23)
	$416	$332	$118
Balance at end of year:
Fair value	$1,672	$1,397
Number of shares	75	75

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

To the extent the Company refinances any of the mortgage loans relating to the ESS it has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of financing activities between the Company and PMT:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$1,757	$2,688	$5,244
Repayment	$40,316	$46,750	$54,980
Gain (loss) recognized	$9,256	$(8,500)	$19,350
Interest expense	$10,291	$15,138	$16,951
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$1,726	$2,584	$4,820

	December 31,	December 31,
	2019	2018
	(in thousands)
Excess servicing spread financing at fair value	$178,586	$216,110

Receivable from and Payable to PMT

Amounts due from and payable to PMT are summarized below:

	December 31,	December 31,
	2019	2018
	(in thousands)
Receivable from PMT:
Fulfillment fees	$18,285	$10,006
Management fees	10,579	6,559
Correspondent production fees	10,606	2,071
Servicing fees	4,659	4,841
Allocated expenses and expenses incurred on PMT's behalf	3,724	9,066
Conditional reimbursement	221	801
Interest on assets purchased under agreements to resell	85	120
	$48,159	$33,464
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$70,520	$100,554
Mortgage servicing rights recapture payable	149	179
Other	2,611	3,898
	$73,280	$104,631

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company has a tax receivable agreement with certain former owners of PennyMac that provides for the payment from time to time by the Company to PennyMac’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PennyMac’s assets resulting from exchanges of ownership interests in PennyMac and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement.

The Reorganization eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement. However, the Company continues to be subject to the agreement and will be required to make payments, to the extent any of the tax benefits specified above are deemed to be realized, under the tax receivable agreement to those certain prior owners of PennyMac who effected exchanges of ownership interests in PennyMac for the Company’s common stock before the closing of the Reorganization in November 2018.

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Activity during the year:
Liability resulting from unit exchanges	$—	$3,652	$7,723
Payments under tax receivable agreement	$—	$—	$(6,726)
Repricing of liability (1)	$(379)	$(1,126)	$(32,940)
Balance at end of year	$46,158	$46,537	$44,011

(1)

A $32.0 million reduction in the payable to exchanged PennyMac unitholders under the tax receivable agreement in 2017 was the result of the change in the federal corporate tax rate to 21% from the previous maximum of 35% under Tax Cuts and Jobs Act of 2017 (“the Tax Act”).

Note 5—Loan Sales and Servicing Activities

The Company originates or purchases and sells mortgage loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement as servicer with the loans as servicer:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows:
Sales proceeds	$61,214,102	$44,557,560	$50,235,245
Servicing fees received (1)	$587,919	$488,483	$376,160
Net servicing advances	$36,277	$28,557	$52,353

(1)	Net of guarantee fees paid to the Agencies

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2019	2018
	(in thousands)
Unpaid principal balance of loans outstanding	$168,842,011	$145,224,596
Delinquencies:
30-89 days	$7,947,560	$6,222,864
90 days or more:
Not in foreclosure	$3,237,563	$2,208,083
In foreclosure	$888,136	$720,894
Foreclosed	$15,387	$24,243
Bankruptcy	$1,343,816	$970,329

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	December 31, 2019
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$168,842,011	$—	$168,842,011
Purchased	59,703,547	—	59,703,547
	228,545,558	—	228,545,558
PennyMac Mortgage Investment Trust	—	135,414,668	135,414,668
Loans held for sale	4,724,006	—	4,724,006
	$233,269,564	$135,414,668	$368,684,232
Delinquent loans:
30 days	$7,987,132	$857,660	$8,844,792
60 days	2,490,797	172,263	2,663,060
90 days or more:
Not in foreclosure	4,070,482	274,592	4,345,074
In foreclosure	1,113,806	68,331	1,182,137
Foreclosed	18,315	89,421	107,736
	$15,680,532	$1,462,267	$17,142,799
Bankruptcy	$1,898,367	$136,818	$2,035,185
Custodial funds managed by the Company (1)	$6,412,291	$2,529,984	$8,942,275

(1)

Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

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

(2)

Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,	December 31,
State	2019	2018
	(in thousands)
California	$57,311,867	$51,377,441
Florida	28,940,696	22,650,926
Texas	27,909,821	23,648,042
Virginia	22,115,619	19,011,950
Maryland	16,829,320	13,774,011
All other states	215,576,909	168,831,502
	$368,684,232	$299,293,872

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

Fair Value Accounting Elections

The Company identified all of its MSRs, MSLs and all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors, to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Company has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,611	$—	$—	$74,611
Loans held for sale at fair value	—	4,529,075	383,878	4,912,953
Derivative assets:
Interest rate lock commitments	—	—	138,511	138,511
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	12,364	—	12,364
Forward sales contracts	—	17,097	—	17,097
MBS put options	—	3,415	—	3,415
Swaptions	—	2,409		2,409
Put options on interest rate futures purchase contracts	3,945	—	—	3,945
Call options on interest rate futures purchase contracts	1,469	—	—	1,469
Total derivative assets before netting	5,414	35,285	146,698	187,397
Netting	—	—	—	(27,711)
Total derivative assets	5,414	35,285	146,698	159,686
Mortgage servicing rights at fair value	—	—	2,926,790	2,926,790
Investment in PennyMac Mortgage Investment Trust	1,672	—	—	1,672
	$81,697	$4,564,360	$3,457,366	$8,075,712
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$178,586	$178,586
Derivative liabilities:
Interest rate lock commitments	—	—	1,861	1,861
Forward purchase contracts	—	19,040	—	19,040
Forward sales contracts	—	18,045	—	18,045
Total derivative liabilities before netting	—	37,085	1,861	38,946
Netting	—	—	—	(16,616)
Total derivative liabilities	—	37,085	1,861	22,330
Mortgage servicing liabilities at fair value	—	—	29,140	29,140
	$—	$37,085	$209,587	$230,056

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$117,824	$—	$—	$117,824
Loans held for sale at fair value	—	2,261,639	260,008	2,521,647
Derivative assets:
Interest rate lock commitments	—	—	50,507	50,507
Repurchase agreement derivatives	—	—	26,770	26,770
Forward purchase contracts	—	35,916	—	35,916
Forward sales contracts	—	437	—	437
MBS put options	—	720	—	720
MBS call options	—	2,135	—	2,135
Put options on interest rate futures purchase contracts	866	—	—	866
Call options on interest rate futures purchase contracts	5,965	—	—	5,965
Total derivative assets before netting	6,831	39,208	77,277	123,316
Netting	—	—	—	(26,969)
Total derivative assets	6,831	39,208	77,277	96,347
Mortgage servicing rights at fair value	—	—	2,820,612	2,820,612
Investment in PennyMac Mortgage Investment Trust	1,397	—	—	1,397
	$126,052	$2,300,847	$3,157,897	$5,557,827
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$216,110	$216,110
Derivative liabilities:
Interest rate lock commitments	—	—	1,169	1,169
Forward purchase contracts	—	215	—	215
Forward sales contracts	—	26,762	—	26,762
Total derivative liabilities before netting	—	26,977	1,169	28,146
Netting	—	—	—	(25,082)
Total derivative liabilities	—	26,977	1,169	3,064
Mortgage servicing liabilities at fair value	—	—	8,681	8,681
	$—	$26,977	$225,960	$227,855

As shown above, certain of the Company’s loans held for sale, IRLCs, repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for each of the three years ended December 31, 2019:

	Year ended December 31, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	5,163,730	570,072	15,019	227,445	5,976,266
Capitalization of interest and advances	72,302	—	—	—	72,302
Sales and repayments	(3,456,856)	—	(31,993)	—	(3,488,849)
Mortgage servicing rights resulting from loan sales	—	—	—	884,876	884,876
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,332)	—	—	—	(6,332)
Other factors	—	331,067	(1,609)	(1,006,143)	(676,685)
	(6,332)	331,067	(1,609)	(1,006,143)	(683,017)
Transfers from Level 3 to Level 2	(1,646,554)	—	—	—	(1,646,554)
Transfers to real estate acquired in settlement of loans	(2,420)	—	—	—	(2,420)
Transfers of interest rate lock commitments to loans held for sale	—	(813,827)	—	—	(813,827)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Changes in fair value recognized during the year relating to assets still held at December 31, 2019	$(5,755)	$136,650	$165	$(1,006,143)	$(875,083)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,757	—	1,757
Accrual of interest	10,291	—	10,291
Repayments	(40,316)	—	(40,316)
Mortgage servicing liabilities resulting from loan sales	—	37,988	37,988
Changes in fair value included in income	(9,256)	(17,529)	(26,785)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2019	$(9,256)	$(17,529)	$(26,785)

	Year ended December 31, 2018
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426	1,482,426
Balance, January 1, 2018	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	2,972,042	195,974	49,725	237,803	3,455,544
Sales and repayments	(1,360,667)	—	(31,907)	—	(1,392,574)
Mortgage servicing rights resulting from loan sales	—	—	—	591,757	591,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	158	—	—	—	158
Other factors	—	1,285	(1,704)	(129,384)	(129,803)
	158	1,285	(1,704)	(129,384)	(129,645)
Transfers from Level 3 to Level 2	(2,128,551)	—	—	—	(2,128,551)
Transfers to real estate acquired in settlement of loans	(5,185)	—	—	—	(5,185)
Transfers of interest rate lock commitments to loans held for sale	—	(206,193)	—	—	(206,193)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Changes in fair value recognized during the year relating to assets still held at December 31, 2018	$(263)	$49,338	$—	$(129,384)	$(80,309)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2018
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,688	—	2,688
Accrual of interest	15,138	—	15,138
Repayments	(46,750)	—	(46,750)
Mortgage servicing liabilities resulting from loan sales	—	7,601	7,601
Changes in fair value included in income	8,500	(13,040)	(4,540)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2018	$8,500	$(13,040)	$(4,540)

	Year ended December 31, 2017
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2016	$47,271	$59,391	$—	$515,925	$622,587
Purchases and issuances, net	2,928,249	302,389	10,986	183,850	3,425,474
Sales and repayments	(1,339,580)	—	—	—	(1,339,580)
Mortgage servicing rights resulting from loan sales	—	—	—	24,471	24,471
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(1,794)	—	—	—	(1,794)
Other factors	—	115,434	(330)	(86,236)	28,868
	(1,794)	115,434	(330)	(86,236)	27,074
Transfers from Level 3 to Level 2	(851,935)	—	—	—	(851,935)
Transfers of interest rate lock commitments to loans held for sale	—	(418,942)	—	—	(418,942)
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Changes in fair value recognized during the year relating to assets still held at December 31, 2017	$(556)	$58,272	$(330)	$(86,236)	$(28,850)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2017
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2016	$288,669	$15,192	$303,861
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	5,244	—	5,244
Accrual of interest	16,951	—	16,951
Repayments	(54,980)	—	(54,980)
Mortgage servicing liabilities resulting from loan sales	—	17,229	17,229
Changes in fair value included in income	(19,350)	(18,301)	(37,651)
Balance, December 31, 2017	$236,534	$14,120	$250,654
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2017	$(19,350)	$(18,301)	$(37,651)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of the Company’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2019			2018			2017
	Net	Net gains on		Net	Net gains on		Net	Net gains on
	loan	loans held		loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Loans held for sale	$—	$811,895	$811,895	$—	$188,611	$188,611	$—	$426,092	$426,092
Mortgage servicing rights	(1,006,143)	—	(1,006,143)	(129,384)	—	(129,384)	(86,236)	—	(86,236)
	$(1,006,143)	$811,895	$(194,248)	$(129,384)	$188,611	$59,227	$(86,236)	$426,092	$339,856
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$9,256	$—	$9,256	$(8,500)	$—	$(8,500)	$19,350	$—	$19,350
Mortgage servicing liabilities	17,529	—	17,529	13,040	—	13,040	18,301	—	18,301
	$26,785	$—	$26,785	$4,540	$—	$4,540	$37,651	$—	$37,651

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2019			December 31, 2018
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Current through 89 days delinquent	$4,628,333	$4,431,854	$196,479	$2,324,203	$2,220,371	$103,832
90 days or more delinquent:
Not in foreclosure	236,650	241,958	(5,308)	143,631	144,011	(380)
In foreclosure	47,970	50,194	(2,224)	53,813	56,254	(2,441)
	$4,912,953	$4,724,006	$188,947	$2,521,647	$2,420,636	$101,011

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that are measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
December 31, 2019	$—	$—	$9,850	$9,850
December 31, 2018	$—	$—	$2,150	$2,150

The following table summarizes the total net losses on assets measured at fair values on a nonrecurring basis:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Real estate acquired in settlement of loans	$(1,913)	$(75)	$(125)
Mortgage servicing rights at lower of amortized cost or fair value	—	—	(6,853)
	$(1,913)	$(75)	$(6,978)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors,  Assets sold under agreements to repurchase,  Mortgage loan participation purchase and sale agreements,  Notes payable secured by mortgage servicing assets and Obligations under capital lease are carried at amortized cost.

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these assets and liabilities other than the Term Notes included in Notes payable secured by mortgage servicing assets approximate their carrying values due to their short terms and/or variable interest rates.

The fair value of the Term Notes at December 31, 2019 was based on non-affiliate broker indications of fair value. The fair value of Term Notes at December 31, 2018 was estimated using a discounted cash flow approach using indications of market pricing spreads provided by non-affiliate brokers to develop an appropriate discount rate. The fair value and carrying value of the Term Notes are summarized below:

Term Notes	December 31, 2019	December 31, 2018
	(in thousands)
Fair value	$1,303,047	$1,285,894
Carrying value	$1,294,070	$1,292,291

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. During the years presented, the Company’s senior management valuation committee included the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

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

Certain of the Company’s loans held for sale are not saleable into active markets with observable inputs that are significant to the estimation of fair value and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

•

Certain delinquent government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of repurchase by the Company and provides an alternative to its obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed pool. Such eligibility for resale generally occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms.

•	Certain of PFSI’s loans held for sale that become non-saleable into active markets due to identification of a defect or to the repurchase of a loan with an identified defect by the Company.

•

Home equity lines of credit held for sale to PMT. At present, an active market with observable inputs that are significant to the estimation of fair value of home equity lines of credit does not exist.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale at fair value:

	December 31, 2019	December 31, 2018
Fair value (in thousands)	$383,878	$260,008
Key inputs (1):
Discount rate:
Range	3.0% – 9.2%	2.8% – 9.2%
Weighted average	3.0%	2.9%
Twelve-month projected housing price index change:
Range	2.6% – 3.2%	2.2% – 5.0%
Weighted average	2.8%	3.5%
Voluntary prepayment/resale speed (2):
Range	0.4% – 21.4%	0.1% – 21.8%
Weighted average	18.2%	20.1%
Total prepayment speed (3):
Range	0.5% – 39.2%	0.1% – 40.5%
Weighted average	36.2%	37.7%

(1)	Weighted average inputs are based on fair value of loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR.

All changes in fair value relating to loans held for sale are the result of changes in the loan’s instrument specific credit risk as indicated by successful modifications of the loan’s terms or changes in the respective loan’s delinquency status and performance history at year end from the later of the beginning of the year or acquisition date. Changes in fair value of loans held for sale are included in Net gains on loans held for sale at fair value in the Company’s consolidated statements of income.

Derivative Financial Instruments

Interest Rate Lock Commitments

IRLCs are categorized as a “Level 3” fair value asset or liability. The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the loan will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2019	December 31, 2018
Fair value (in thousands) (1)	$136,650	$49,338
Key inputs (2):
Pull-through rate:
Range	12.2% – 100%	16.6% – 100%
Weighted average	86.5%	84.1%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.4 – 5.7	1.5 – 5.5
Weighted average	4.2	3.8
Percentage of unpaid principal balance:
Range	0.3% – 2.8%	0.4% – 3.2%
Weighted average	1.6%	1.5%

(1)	For purposes of this table, the IRLC assets and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of hedging derivative financial instruments that are actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on loans acquired for sale at fair value, or Net loan servicing fees – Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

Through August 21, 2019, the Company had a master repurchase agreement that included incentives for financing loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for reporting purposes from the master repurchase agreement. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the Company’s expected approval rate of the loans financed under the master repurchase agreement. The resulting ratios included in the Company’s fair value estimate were 99.0% and 97.0% at December 31, 2019 and December 31, 2018, respectively.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying mortgage loans, the applicable pricing spread (discount rate) and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Recognized changes in the fair value of MSRs are included in Net loan servicing fees—Amortization, impairment and change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs, separated by the Company’s basis of accounting for the respective asset, used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Year ended December 31,
	2019	2018	2017
	Fair	Fair	Fair	Amortized
	value	value	value	cost
	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
MSR and pool characteristics:
Amount recognized	$884,876	$591,757	$24,471	$556,630
Unpaid principal balance of underlying mortgage loans	$56,038,354	$42,008,585	$2,316,539	$44,664,551
Weighted average servicing fee rate (in basis points)	41	36	31	31
Key inputs (1):
Pricing spread (2):
Range	5.5% – 16.2%	5.8% – 16.4%	7.6% – 11.2%	7.6% – 15.2%
Weighted average	8.5%	9.9%	10.5%	10.7%
Prepayment speed (3):
Range	7.7% – 32.8%	3.9% – 61.8%	3.9% – 71.8%	3.4% – 47.6%
Weighted average	13.5%	10.8%	12.6%	9.1%
Average life (in years):
Range	2.6 – 8.2	0.5 – 11.6	0.8 – 11.7	1.5 – 12.2
Weighted average	6.2	7.3	6.6	8.1
Annual per-loan cost of servicing:
Range	$78 – $100	$78 – $99	$78 – $101	$79 – $101
Weighted average	$97	$91	$89	$89

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	December 31, 2019	December 31, 2018
	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 2,926,790	$ 2,820,612
Pool characteristics:
Unpaid principal balance of underlying loans	$ 225,787,103	$ 201,054,144
Weighted average note interest rate	3.9%	4.0%
Weighted average servicing fee rate (in basis points)	35	33
Key inputs (1):
Pricing spread (2):
Range	6.8% – 15.8%	5.8% – 16.1%
Weighted average	8.5%	8.7%
Effect on fair value of:
5% adverse change	($44,561)	($45,268)
10% adverse change	($87,734)	($89,073)
20% adverse change	($170,155)	($172,556)
Prepayment speed (3):
Range	9.3% – 40.9%	8.4% – 32.6%
Weighted average	12.7%	9.9%
Average life (in years):
Range	1.4 – 7.4	1.5 – 7.9
Weighted average	6.1	7.2
Effect on fair value of:
5% adverse change	($63,569)	($47,687)
10% adverse change	($124,411)	($93,626)
20% adverse change	($238,549)	($180,623)
Annual per-loan cost of servicing:
Range	$77 – $100	$78 – $99
Weighted average	$97	$93
Effect on fair value of:
5% adverse change	($24,516)	($22,944)
10% adverse change	($49,032)	($45,888)
20% adverse change	($98,065)	($91,775)

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Prepayment speed is measured using Life Total CPR. Equivalent average life is included for informational purposes.

The preceding sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding analysis should not be viewed as earnings forecasts.

Excess Servicing Spread Financing at Fair Value

ESS are categorized as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

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

Following are the key inputs used in determining the fair value of ESS financing:

	December 31,	December 31,
	2019	2018
Fair value (in thousands)	$ 178,586	$ 216,110
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 19,904,571	$ 23,196,033
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	3.0% – 3.3%	2.8% – 3.2%
Weighted average	3.1%	3.1%
Annualized prepayment speed (3):
Range	8.7% – 16.2%	8.2% – 29.5%
Weighted average	11.0%	9.7%
Average life (in years):
Range	2.7 – 7.2	1.6 – 7.6
Weighted average	6.1	6.8

(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Prepayment speed is measured using Life Total CPR. Equivalent average life is included for informational purposes.

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

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2019	2018
Fair value (in thousands)	$29,140	$8,681
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$2,758,454	$1,160,938
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.2%	7.3%
Prepayment speed (2)	29.2%	32.2%
Average life (in years)	3.9	3.8
Annual per-loan cost of servicing	$300	$373

(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Prepayment speed is measured using Life Total CPR. Equivalent average life is included for informational purposes.

 Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	December 31,	December 31,
Loan type	2019	2018
	(in thousands)
Government-insured or guaranteed	$4,222,010	$2,116,126
Conventional conforming	307,065	144,872
Jumbo	—	641
Home equity lines of credit	513	—
Purchased from Ginnie Mae pools serviced by the Company	374,121	250,585
Repurchased pursuant to representations and warranties	9,244	9,423
	$4,912,953	$2,521,647
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$4,322,789	$1,923,857
Mortgage loan participation purchase and sale agreements	523,349	555,001
	$4,846,138	$2,478,858

 Note 8—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2019			December 31, 2018
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,122,316	$138,511	$1,861	2,805,400	$50,507	$1,169
Repurchase agreement derivatives		8,187	—		26,770	—
Used for hedging purposes:
Forward purchase contracts	13,618,361	12,364	19,040	6,657,026	35,916	215
Forward sales contracts	16,220,526	17,097	18,045	6,890,046	437	26,762
MBS put options	6,100,000	3,415	—	4,635,000	720	—
MBS call options	—	—	—	1,450,000	2,135	—
Swaptions	1,750,000	2,409	—	—	—	—
Put options on interest rate futures purchase contracts	2,250,000	3,945	—	3,085,000	866	—
Call options on interest rate futures purchase contracts	750,000	1,469	—	1,512,500	5,965	—
Treasury futures purchase contracts	1,276,000	—	—	835,000	—	—
Treasury futures sale contracts	1,010,000	—	—	1,450,000	—	—
Interest rate swap futures purchase contracts	3,210,000	—	—	625,000	—	—
Total derivatives before netting		187,397	38,946		123,316	28,146
Netting		(27,711)	(16,616)		(26,969)	(25,082)
		$159,686	$22,330		$96,347	$3,064
Collateral placed with (received from) derivative counterparties		$(11,095)			$(1,887)

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Notional amounts, year ended December 31, 2019
	Beginning of		Dispositions/	End of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	6,657,026	331,273,011	(324,311,676)	13,618,361
Forward sale contracts	6,890,046	395,584,533	(386,254,053)	16,220,526
MBS put options	4,635,000	97,035,000	(95,570,000)	6,100,000
MBS call options	1,450,000	6,750,000	(8,200,000)	—
Put options on interest rate futures purchase contracts	3,085,000	23,322,500	(24,157,500)	2,250,000
Call options on interest rate futures purchase contracts	1,512,500	14,377,800	(15,140,300)	750,000
Swaptions	—	1,750,000	—	1,750,000
Put options on interest rate futures sale contracts	—	33,297,800	(33,297,800)	—
Call options on interest rate futures sale contracts	—	5,937,500	(5,937,500)	—
Treasury futures purchase contracts	835,000	14,344,400	(13,903,400)	1,276,000
Treasury futures sale contracts	1,450,000	13,463,400	(13,903,400)	1,010,000
Interest rate swap futures purchase contracts	625,000	5,300,000	(2,715,000)	3,210,000
Interest rate swap futures sales contracts	—	2,715,000	(2,715,000)	—

	Notional amounts, year ended December 31, 2018
	Beginning of		Dispositions/	End of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	4,920,883	184,780,152	(183,044,009)	6,657,026
Forward sale contracts	5,204,796	230,735,936	(229,050,686)	6,890,046
MBS put options	4,925,000	31,085,000	(31,375,000)	4,635,000
MBS call options	—	14,325,000	(12,875,000)	1,450,000
Put options on interest rate futures purchase contracts	2,125,000	20,559,800	(19,599,800)	3,085,000
Call options on interest rate futures purchase contracts	100,000	4,387,500	(2,975,000)	1,512,500
Put options on interest rate futures sale contracts	—	20,474,800	(20,474,800)	—
Call options on interest rate futures sale contracts	—	2,100,000	(2,100,000)	—
Treasury futures purchase contracts	100,000	9,837,500	(9,102,500)	835,000
Treasury futures sale contracts	—	11,213,800	(9,763,800)	1,450,000
Interest rate swap futures purchase contracts	1,400,000	1,510,000	(2,285,000)	625,000
Interest rate swap futures sales contracts	—	2,285,000	(2,285,000)	—

	Notional amounts, year ended December 31, 2017
	Beginning of		Dispositions/	End of
Instrument	year	Additions	expirations	year
	(in thousands)
Forward purchase contracts	12,746,191	181,761,564	(189,586,872)	4,920,883
Forward sale contracts	16,577,942	226,000,107	(237,373,253)	5,204,796
MBS put options	1,175,000	25,050,000	(21,300,000)	4,925,000
MBS call options	1,600,000	17,700,000	(19,300,000)	—
Put options on interest rate futures purchase contracts	1,125,000	11,360,000	(10,360,000)	2,125,000
Call options on interest rate futures purchase contracts	900,000	1,939,300	(2,739,300)	100,000
Put options on interest rate futures sale contracts	—	10,010,000	(10,010,000)	—
Call options on interest rate futures sale contracts	—	2,739,300	(2,739,300)	—
Treasury futures purchase contracts	—	544,900	(444,900)	100,000
Treasury futures sale contracts	—	444,900	(444,900)	—
Interest rate swap futures purchase contracts	200,000	2,100,000	(900,000)	1,400,000
Interest rate swap futures sale contracts	—	900,000	(900,000)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	December 31, 2019			December 31, 2018
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$138,511	$—	$138,511	$50,507	$—	$50,507
Repurchase agreement derivatives	8,187	—	8,187	26,770	—	26,770
	146,698	—	146,698	77,277	—	77,277
Derivatives subject to master netting arrangements:
Forward purchase contracts	12,364	—	12,364	35,916	—	35,916
Forward sale contracts	17,097	—	17,097	437	—	437
MBS put options	3,415	—	3,415	720	—	720
MBS call options	—	—	—	2,135	—	2,135
Swaptions	2,409	—	2,409
Put options on interest rate futures purchase contracts	3,945	—	3,945	866	—	866
Call options on interest rate futures purchase contracts	1,469	—	1,469	5,965	—	5,965
Netting	—	(27,711)	(27,711)	—	(26,969)	(26,969)
	40,699	(27,711)	12,988	46,039	(26,969)	19,070
	$187,397	$(27,711)	$159,686	$123,316	$(26,969)	$96,347

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not qualify for setoff accounting.

	December 31, 2019				December 31, 2018
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$138,511	$—	$—	$138,511	$50,507	$—	$—	$50,507
Deutsche Bank	9,138	—	—	9,138	26,770	—	—	26,770
RJ O'Brien	5,414	—	—	5,414	6,831	—	—	6,831
Goldman Sachs	2,548	—	—	2,548	—	—	—	—
JPMorgan Chase Bank, N.A.	2,196	—	—	2,196	1,399	—	—	1,399
Mizuho Securities	1,597	—	—	1,597	—	—	—	—
Wells Fargo Bank, N.A.	—	—	—	—	3,707	—	—	3,707
Bank of America, N.A.	—	—	—	—	2,781	—	—	2,781
Citibank, N.A.	—	—	—	—	2,488	—	—	2,488
Others	282	—	—	282	1,864	—	—	1,864
	$159,686	$—	$—	$159,686	$96,347	$—	$—	$96,347

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2019			December 31, 2018
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$1,861	$—	$1,861	$1,169	$—	$1,169
Derivatives subject to a master netting arrangement:
Forward purchase contracts	19,040	—	19,040	215	—	215
Forward sale contracts	18,045	—	18,045	26,762	—	26,762
Netting	—	(16,616)	(16,616)	—	(25,082)	(25,082)
	37,085	(16,616)	20,469	26,977	(25,082)	1,895
Total derivatives	38,946	(16,616)	22,330	28,146	(25,082)	3,064
Assets sold under agreements to repurchase:
Amount outstanding	4,141,680	—	4,141,680	1,935,200	—	1,935,200
Unamortized debt issuance cost, net	(627)	—	(627)	(1,341)	—	(1,341)
	4,141,053	—	4,141,053	1,933,859	—	1,933,859
	$4,179,999	$(16,616)	$4,163,383	$1,962,005	$(25,082)	$1,936,923

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

	December 31, 2019				December 31, 2018
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$1,861	$—	$—	$1,861	$1,169	$—	$—	$1,169
Credit Suisse First Boston Mortgage Capital LLC	1,235,430	(1,235,430)	—	—	691,030	(690,766)	—	264
JPMorgan Chase Bank, N.A.	936,172	(936,172)	—	—	54,326	(54,326)	—	—
Citibank, N.A.	655,831	(653,170)	—	2,661	14,960	(14,960)	—	—
Morgan Stanley Bank, N.A.	582,941	(582,941)	—	—	77,687	(77,687)	—	—
Bank of America, N.A.	379,400	(374,190)	—	5,210	170,820	(170,820)	—	—
BNP Paribas	183,880	(183,880)	—	—	149,675	(149,482)	—	193
Royal Bank of Canada	175,897	(175,897)	—	—	35,181	(35,181)	—	—
Wells Fargo Bank, N.A.	11,212	—	—	11,212	—	—	—	—
Deutsche Bank	—	—	—	—	741,978	(741,978)	—	—
Others	1,386	—	—	1,386	1,438	—	—	1,438
	$4,164,010	$(4,141,680)	$—	$22,330	$1,938,264	$(1,935,200)	$—	$3,064

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2019	2018	2017
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value	$87,312	$(8,934)	$(1,120)
Repurchase agreement derivatives	Interest expense	$(1,609)	$(1,704)	$(330)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(157,806)	$81,522	$(21,255)
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$395,497	$(121,045)	$(37,855)

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilties

Mortgage Servicing Rights Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$2,820,612	$638,010	$515,925
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	1,482,426	—
Balance after reclassification	2,820,612	2,120,436	515,925
Additions:
Resulting from loan sales	884,876	591,757	24,471
Purchases	227,445	237,803	183,850
	1,112,321	829,560	208,321
Change in fair value due to:
Changes in inputs used in valuation model (1)	(550,666)	174,458	(4,771)
Other changes in fair value (2)	(455,477)	(303,842)	(81,465)
Total change in fair value	(1,006,143)	(129,384)	(86,236)
Balance at end of year	$2,926,790	$2,820,612	$638,010

	December 31,
	2019	2018
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable	$2,920,603	$2,807,333

(1)

Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Rights Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at the lower of amortized cost or fair value is summarized below:

	Year ended December 31,
	2018	2017
	( in thousands)
Amortized cost:
Balance at beginning of year	$1,583,378	$1,206,694
Transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to adoption of the fair value method of accounting	(1,583,378)	—
Balance after reclassification	—	1,206,694
Mortgage servicing rights resulting from mortgage loan sales	—	556,630
Amortization	—	(179,946)
Balance at end of year	—	1,583,378

Valuation allowance:
Balance at beginning of year	(101,800)	(94,947)
Reduction resulting from transfer of mortgage servicing rights to mortgage servicing rights carried at fair value pursuant to adoption of the fair value method of accounting	101,800	—
Balance after reclassification	—	(94,947)
Increase in valuation allowance	—	(6,853)
Balance at end of year	—	(101,800)
Mortgage servicing rights, net at end of year	$—	$1,481,578
Fair value of mortgage servicing rights at:
Beginning of year		$1,112,302
End of year		$1,482,426

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in MSLs carried at fair value is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$8,681	$14,120	$15,192
Mortgage servicing liabilities resulting from loan sales	37,988	7,601	17,229
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	8,377	10,787	6,526
Other changes in fair value (2)	(25,906)	(23,827)	(24,827)
Total change in fair value	(17,529)	(13,040)	(18,301)
Balance at end of year	$29,140	$8,681	$14,120

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Contractual servicing fees	$730,165	$585,101	$475,848
Other fees:
Late charges	43,350	27,940	25,097
Other	14,258	6,276	4,603
	$787,773	$619,317	$505,548

Note 10—Leases

Substantially all of the Company’s lease agreements are operating leases and relate to its office facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of these operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

Year ended
December 31, 2019
(dollars in thousands)
Lease expense:
Operating leases	$13,644
Short-term leases	821
Sublease income	(94)
Net lease expense included in Occupancy and equipment	$14,371

Other information:
Cash payments for operating leases	$16,167
Operating lease right-of-use assets recognized:
Upon adoption of ASU 2016-02	$58,713
New leases	24,535
$83,248
Period end:
Weighted averages:
Remaining lease term (in years)	7.1
Discount rate	4.3%

Lease expense during the years ended December 31, 2019, 2018 and 2017 was $14.4 million, $12.3 million and $12.3 million, respectively.

The maturities of the Company’s operating lease liabilities are summarized below:

Year ended December 31,	Operating leases
(in thousands)
2020	$17,102
2021	16,051
2022	13,791
2023	14,006
2024	11,673
Thereafter	35,178
Total lease payments	107,801
Less imputed interest	(16,481)
Total	$91,320

As of December 31, 2019, the Company has one operating lease that has not yet commenced with an undiscounted minimum payment commitment totaling $1.5 million. The lease is expected to commence in May 2020.

Note 11—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2019	2018
	(in thousands)
Furniture, fixtures, equipment and building improvements	$57,012	$55,251
Less: Accumulated depreciation and amortization	(26,532)	(21,877)
	$30,480	$33,374
Fixed assets pledged to secure obligations under capital lease	$20,406	$16,281

Depreciation and amortization expenses are summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Depreciation and amortization expenses	$9,018	$9,500	$8,150
Less: Depreciation and amortization allocated to PMT(1)	—	—	(1,396)
Depreciation and amortization expenses included in Occupancy and equipment	$9,018	$9,500	$6,754

(1)

The Company’s management agreement with PMT provides for allocation by the Company of certain common overhead costs to PMT. The Company adopted ASU 2014-09, using the modified retrospective method effective January 1, 2018. Adoption of ASU 2014-09 required the Company to include those reimbursements from PMT of  $1.2 million and $1.2 million in Other revenue for the years ended December 31, 2019 and 2018, respectively. Before adoption of ASU 2014-09, the Company included  such reimbursements in the respective expense line items.

Note 12—Capitalized Software

Capitalized software is summarized below:

	December 31,
	2019	2018
	(in thousands)
Cost	$74,325	$45,039
Less: Accumulated amortization	(11,195)	(5,291)
	$63,130	$39,748
Capitalized software pledged to secure obligations under capital lease	$12,192	$1,017

Software amortization expense totaled $6.0 million, $3.4 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.  The Company recorded $827,000 of impairment of capitalized software during the year ended December 31, 2017.   No such impairment was recorded for the years ended December 31, 2019 and 2018.

Note 13—Borrowings

The borrowing facilities described throughout this Note 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2019.

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

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$2,185,830	$1,626,729	$1,829,257
Weighted average interest rate (1)	3.74%	3.87%	3.18%
Total interest expense (2)	$74,215	$22,463	$60,286
Maximum daily amount outstanding	$4,141,680	$2,380,121	$3,022,656

	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,141,680	$1,935,200
Unamortized debt issuance premiums and costs, net	(627)	(1,341)
	$4,141,053	$1,933,859
Weighted average interest rate	3.29%	4.22%
Available borrowing capacity (3):
Committed	$125,810	$695,767
Uncommitted	782,510	2,354,033
	$908,320	$3,049,800
Fair value of assets securing repurchase agreements:
Loans held for sale	$4,322,789	$1,923,857
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$107,512	$131,025
Servicing advances (4)	$207,460	$162,895
Mortgage servicing rights (4)	$2,902,721	$2,807,333
Margin deposits placed with counterparties (5)	$5,000	$3,750

(1)	Excludes the effect of amortization of net debt issuance premiums totaling $7.5 million, $40.5 million and $1.3 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)

In 2017, PFSI entered into a master repurchase agreement that provided the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $14.7 million, $48.1 million and $9.2 million of such incentives as a reduction in Interest expense during the years ended December 31, 2019, 2018 and 2017, respectively. The master repurchase agreement expired on August 21, 2019.

(3)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(4)

Beneficial interests in the Ginnie Mae MSRs of $2.8 billion and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes described in Notes payable secured by mortgage servicing assets. The VFN financing is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheet.

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2019	Unpaid principal balance
(dollars in thousands)
Within 30 days	$715,059
Over 30 to 90 days	3,157,444
Over 90 to 180 days	269,177
Total assets sold under agreements to repurchase	$4,141,680
Weighted average maturity (in months)	2.0

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2019:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$1,709,197	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$72,865	February 12, 2020	April 24, 2020
JP Morgan Chase Bank, N.A.	$61,561	March 1, 2020	October 9, 2020
Citibank, N.A.	$48,017	March 18, 2020	August 4, 2020
Morgan Stanley Bank, N.A.	$42,181	March 16, 2020	August 21, 2020
Bank of America, N.A.	$29,252	January 27, 2020	January 27, 2020
Royal Bank of Canada	$13,811	March 31, 2020	March 31, 2020
BNP Paribas	$10,233	March 12, 2020	July 31, 2020

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation Purchase and Sale Agreements

Certain of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to a lender pending the securitization of the mortgage loans and sale of the resulting securities which generally occurs within 30 days. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation and sale agreements are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Average balance	$244,203	$248,539	$208,613
Weighted average interest rate (1)	3.42%	3.29%	2.34%
Total interest expense	$8,874	$8,754	$5,496
Maximum daily amount outstanding	$548,038	$722,611	$532,266

(1)	Excludes the effect of amortization of debt issuance costs totaling $514,000, $588,000 and $545,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$497,948	$532,466
Unamortized debt issuance costs	—	(215)
	$497,948	$532,251
Weighted average interest rate	3.05%	3.77%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$523,349	$555,001

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Average balance	$17,021	$13,498	$24,830
Weighted average interest rate	4.07%	3.96%	3.07%
Total interest expense	$693	$536	$769
Maximum daily amount outstanding	$28,295	$20,971	$30,044

	December 31,	December 31,
	2019	2018
	(dollars in thousands)
Unpaid principal balance	$20,810	$6,605
Weighted average interest rate	3.74%	4.46%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$20,406	$16,281
Capitalized software	$12,192	$1,017

Notes Payable Secured by Mortgage Servicing Assets

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

MSR Note Payable

On February 1, 2018, the Company issued a note payable in favor of Credit Suisse AG, Cayman Islands Branch (“CS Cayman”) that is secured by Fannie Mae and Freddie Mac MSRs. On September 11, 2019, CS Cayman terminated and released the portion of its security interest relating to the Fannie Mae MSRs in connection with the Loan and Security Agreement and entered a separate repurchase facility to purchase a participation certificate relating to the Fannie Mae MSRs. Interest is charged at a rate based on LIBOR plus the applicable contract margin.  The facility expires on February 1, 2020. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under agreements to repurchase pursuant to which the Company finances the VFN and Fannie Mae MSRs. The Company did not borrow under this note payable during the year ended December 31, 2019.

Notes payable are summarized below:

	Year ended December 31,
	2019	2018	2017
	(dollars in thousands)
Average balance	$1,300,000	$1,169,452	$586,135
Weighted average interest rate (1)	5.08%	5.29%	5.86%
Total interest expense	$67,789	$71,697	$37,001
Maximum daily amount outstanding	$1,300,000	$1,300,000	$900,006

(1)	Excluding the effect of amortization of debt issuance costs totaling $1.8 million, $9.8 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

	December 31,
	2019	2018
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(5,930)	(7,709)
	$1,294,070	$1,292,291
Weighted average interest rate	4.46%	5.07%
Assets pledged to secure notes payable:
Servicing advances (1)	$207,460	$162,895
Mortgage servicing rights (1)	$2,861,442	$2,807,333

(1)

Beneficial interests in the Ginnie Mae MSRs of $2.8 billion and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes. The VFN financing is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheet.

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

The primary purposes of the Amendments were to (i) extend the maturity date of the Credit Agreement to October 30, 2020; (ii) name the Company as an additional guarantor under the Credit Agreement; and (iii) release Associates from its obligations as a guarantor under the Credit Agreement. Accordingly, the obligations of the Borrower under the Credit Agreement are now guaranteed by PFSI, PNMAC Holdings, Inc., PCM and PLS, and secured by a grant by each of the referenced grantors of its respective right, title and interest in and to limited and otherwise unencumbered (other than specified permitted encumbrances) specified contract rights, specified deposit accounts, all documents and instruments related to such specified contract rights and specified deposit accounts, and any and all proceeds and products thereof. All other terms and conditions of the Credit Agreement and Guaranty remain the same in all material respects. The Company did not borrow under this facility during the years ended December 31, 2019 and 2018.

Corporate revolving line of credit is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Interest expense (1)	$1,921	$1,913	$2,368

		December 31,
		2019	2018
		(in thousands)
Carrying value		$—	$—
Unused amount		$150,000	$150,000
Cash pledged to secure corporate revolving line of credit		$52,599	$108,174

(1)	Interest expenses for the years ended December 31, 2019 and 2018 represent debt issuance costs and non-utilization fees.

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

Following is a summary of ESS:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$216,110	$236,534	$288,669
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	1,757	2,688	5,244
Accrual of interest	10,291	15,138	16,951
Repayment	(40,316)	(46,750)	(54,980)
Change in fair value	(9,256)	8,500	(19,350)
Balance at end of year	$178,586	$216,110	$236,534

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$21,155	$20,053	$19,067
Provision for losses on loans sold:
Resulting from sales of loans	8,377	5,824	5,890
Reduction in liability due to change in estimate	(7,877)	(4,672)	(4,301)
Losses incurred , net	(209)	(50)	(603)
Balance at end of year	$21,446	$21,155	$20,053
Unpaid principal balance of loans subject to representations and warranties at end of year	$177,611,568	$137,849,704

Note 15—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. The Company’s federal tax returns are subject to examination for 2016 and forward and its state tax returns are generally subject to examination for 2015 and forward. PennyMac’s federal partnership returns are subject to examination for 2016 and forward, and its state tax returns are generally subject to examination for 2015 and forward. No returns are currently under examination.

As a result of the Reorganization, the Company recorded through equity a net deferred tax liability attributable to the noncontrolling interest in the amount of $320.5 million. Beginning from November 1, 2018, the Company’s income subject to the corporate federal and state income taxes will include the portion of its income formerly attributed to the noncontrolling interest.  As a result, the Company has recognized an increase in its effective income tax rate.

The Reorganization was treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code (“IRC”) and/or a transfer described in Section 351(a) of the IRC.

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

In 2017, the Company recorded a tax benefit of $13.7 million due to a re-measurement of deferred tax assets and liabilities resulting from a decrease in the federal tax rate. The re-measurement of the deferred tax assets and liabilities is predominantly based on a reduction to the federal rate as described above which will result in lower tax expense when these deferred tax assets and liabilities are realized.

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

The following table details the Company’s provision for income taxes:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Current expense:
Federal	$17,661	$12	$(81)
State	8,071	274	56
Total current expense	25,732	286	(25)
Deferred expense:
Federal	85,296	23,395	14,674
State	25,451	(427)	9,738
Total deferred expense	110,747	22,968	24,412
Total provision for income taxes	$136,479	$23,254	$24,387

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2019	2018	2017
Federal income tax statutory rate	21.0%	21.0%	35.0%
Less: Income attributable to noncontrolling interest	—%	(12.3)%	(22.0)%
State income taxes, net of federal benefit	5.6%	2.3%	2.2%
Tax rate revaluation	(0.6)%	(2.2)%	(8.0)%
Other	(0.2)%	(0.1)%	0.1%
Effective income tax rate	25.8%	8.7%	7.3%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Mortgage servicing rights	$91,592	$46,064	$—
Net operating loss	23,445	(14,902)	(9,675)
Compensation accruals	(12,286)	(3,596)	—
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	4,269	(1,391)	—
Reserves and losses	(2,945)	(1,848)	—
Other	6,106	(1,302)	—
Tax credits	566	(57)	76
Investment in PennyMac	—	—	34,011
Total provision for deferred income taxes	$110,747	$22,968	$24,412

As the result of the Company’s reclassification of the noncontrolling interest to paid-in capital pursuant to the Reorganization on November 1, 2018, beginning in 2018, the provision for deferred taxes reflects each individual adjustment item in PFSI’s underlying investment in PennyMac. The provision for deferred income taxes for the year ended December 31, 2017 primarily relates to PFSI’s investment in PennyMac partially offset by the Company’s generation and utilization of a net operating loss and generation of tax credits. The provision for income taxes attributable to PFSI’s investment in PennyMac primarily relates to MSRs that PennyMac received pursuant to sales of mortgage loans held for sale at fair value and carried interest from the Investment Funds.

The components of Income taxes payable are as follows:

	December 31,
	2019	2018
	(in thousands)
Income taxes currently (receivable) payable	$(6,506)	$218
Deferred income tax liability, net	511,075	400,328
Income taxes payable	$504,569	$400,546

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2019	2018
	(in thousands)
Deferred income tax assets:
Compensation accruals	$41,038	$28,752
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	39,897	44,165
Reserves and losses	29,534	26,589
Net operating loss carryforward	1,658	25,104
Tax credits carryforward	50	616
Gross deferred tax assets	112,177	125,226
Deferred income tax liabilities:
Mortgage servicing rights	608,635	517,042
Other	14,617	8,512
Gross deferred tax liabilities	623,252	525,554
Net deferred income tax liability	$511,075	$400,328

The Company recorded a deferred tax asset of $1.7 million related to California and other states’ net operating loss carryforwards, which were mostly incurred in 2018 and expire in 2038, and are expected to be fully utilized in 2020. All of the federal net operating loss carryforward has been fully utilized in 2019. The Company has tax credits of $0.1 million, which generally have no expiration date.

At December 31, 2019 and 2018, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2019 and 2018.

Note 16—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management currently believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”).  The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the Garfield Action is without merit and plans to vigorously defend the matter, which remains pending.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida, captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On January 6, 2020, the Company filed a motion to compel arbitration, which has not yet been fully briefed or argued. While no assurance can be provided at to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

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

Commitments to Purchase and Fund Loans

The Company’s commitments to purchase and fund loans totaled $7.1 billion as of December 31, 2019.

Note 17—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock.

The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2019	2018	2017	total (1)
	(in thousands)
Shares of common stock repurchased	51	260	505	816
Cost of shares of common stock repurchased	$1,056	$5,293	$8,599	$14,948

(1)	Amounts represent the total shares common stock repurchased under the stock repurchase program through December 31, 2019.

The shares of repurchased common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool.

Note 18—Noncontrolling Interest

As a result of the Reorganization on November 1, 2018, noncontrolling interest unitholders contributed their Class A units of PNMAC for shares of PFSI common stock without any cash consideration on a one-for-one basis and became stockholders of the Company. Consequently, the noncontrolling interest was reclassified to the Company’s paid-in capital accounts.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac for the years ended December 31, 2018 and 2017 is summarized below:

	Year ended December 31,
	2018	2017
	(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$87,694	$100,757
Increase in the Company's paid-in capital accounts for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$33,156	$27,119
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders and issued as equity compensation	1,635	1,608
Increase in the Company's paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to common stock of PennyMac Financial Services, Inc. pursuant to the Reorganization	$1,064,320	$—
Shares of common stock of PennyMac Financial Services, Inc. issued for exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders pursuant to the Reorganization	52,263	—

	December 31,
	2018	2017
Percentage of Private National Mortgage Acceptance Company, LLC held by noncontrolling interest	—%	69.2%

Note 19—Net Gains on Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$(190,853)	$(469,647)	$(174,669)
Hedging activities	(175,305)	93,288	(16,866)
	(366,158)	(376,359)	(191,535)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	846,888	584,156	563,872
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(8,377)	(5,824)	(5,890)
Reduction in liability due to change in estimate	7,877	4,672	4,301
Change in fair value of loans and derivatives held at year end:
Interest rate lock commitments	87,312	(8,934)	(1,120)
Loans	(42,878)	(1,506)	4,576
Hedging derivatives	17,499	(11,766)	(4,389)
	542,163	184,439	369,815
From PennyMac Mortgage Investment Trust	183,365	64,583	21,989
	$725,528	$249,022	$391,804

Note 20—Net Interest Income (Expense)

Net interest income (expense) is summarized below:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$9,776	$2,038	$2,356
Loans held for sale at fair value	138,124	128,732	91,972
Placement fees relating to custodial funds	134,498	78,184	40,813
	282,398	208,954	135,141
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	6,302	7,462	8,038
	288,700	216,416	143,179

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	74,215	22,463	60,286
Mortgage loan participation purchase and sale agreements	8,874	8,754	5,496
Obligations under capital lease	693	536	769
Notes payable	69,710	73,610	39,369
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	41,439	18,777	16,933
Interest on mortgage loan impound deposits	6,757	5,319	4,716
	201,688	129,459	127,569
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	10,291	15,138	16,951
	211,979	144,597	144,520
	$76,721	$71,819	$(1,341)

(1)

In 2017, the Company entered a master repurchase agreement that provided it with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the years ended December 31, 2019, 2018 and 2017, the Company included $14.7 million, $48.1 million and $9.2 million, respectively of such incentives as a reduction in Interest expense. The master repurchase agreement expired on August 21, 2019.

Note 21—Stock‑based Compensation

The Company has adopted an equity incentive plan that provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2019, the Company has 4.2 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Performance-based RSUs	$14,820	$12,425	$11,020
Time-based RSUs	6,659	6,608	4,768
Stock options	3,292	6,218	4,909
	$24,771	$25,251	$20,697

Performance‑Based RSUs

The performance‑based RSUs provide for the issuance of shares of the Company’s common stock based on the attainment of earnings per share and/or return on equity and are generally adjusted for grantee job performance ratings. The satisfaction of the performance goals and issuance of shares will be approved by a committee of the Company’s board of directors. Approximately 603,000 shares vested under the grants with a performance period ended December 31, 2019 will be issued to the grantees in March 2020.

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

The table below summarizes performance‑based RSU activity:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	1,892	2,389	2,475
Granted	682	524	694
Vested (1)	(735)	(730)	(446)
Forfeited or cancelled	(32)	(291)	(334)
Outstanding at end of year	1,807	1,892	2,389
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$14.48	$15.57	$14.24
Granted	$23.11	$24.40	$18.04
Vested	$11.28	$12.86	$13.65
Forfeited	$21.72	$16.17	$14.45
Outstanding at end of year	$21.67	$14.48	$15.57

(1)

The actual number of performance-based RSUs vested during the year ended December 31, 2019 and 2018 was 648,000 and 774,000 shares, respectively, which is approximately  88% and 106% of the 735,000 and 730,000 originally granted units, respectively, due to the performance varying from the established target for the respective grant.

Following is a summary of performance-based RSUs as of December 31, 2019:

Unamortized compensation cost (in thousands)	$14,252
Number of shares expected to vest (in thousands)	1,596
Weighted average remaining vesting period (in months)	12

Time‑Based RSUs

The RSU grant agreements provide for the award of time‑based RSUs, entitling the award recipient to one share of the Company’s common stock for each RSU. One‑third of the time‑based RSUs vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time‑based RSUs is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. For purposes of estimating the cost of the time‑based RSUs granted, the Company assumes forfeiture rates of 0 ‑ 22.7% per year based on the grantees’ employee classification.

The table below summarizes time‑based RSU activity:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	627	600	382
Granted	334	328	408
Vested	(300)	(254)	(173)
Forfeited	(19)	(47)	(17)
Outstanding at end of year	642	627	600
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$20.39	$16.37	$13.71
Granted	$22.88	$24.25	$18.02
Vested	$18.73	$16.08	$14.66
Forfeited	$22.29	$19.40	$14.87
Outstanding at end of year	$22.40	$20.39	$16.37

Following is a summary of RSUs as of December 31, 2019:

Unamortized compensation cost (in thousands)	$4,107
Number of units expected to vest (in thousands)	570
Weighted average remaining vesting period (in months)	10

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2019	2018	2017
Expected volatility (1)	30%	30%	31%
Expected dividends	0%	0%	0%
Risk-free interest rate	2.5% - 2.7%	1.7% - 3.0%	0.8% - 2.7%
Expected grantee forfeiture rate	2.3% - 22.7%	0.0% - 23.2%	0.0% - 21.1%

(1)	Based on historical volatilities of the Company’s common stock.

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

The table below summarizes stock option award activity:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	3,693	3,457	2,738
Granted	344	674	861
Exercised	(317)	(322)	(90)
Forfeited	(21)	(116)	(52)
Outstanding at end of year	3,699	3,693	3,457
Weighted average exercise price per option:
Outstanding at beginning of year	$17.81	$16.40	$15.81
Granted	$22.92	$24.40	$18.05
Exercised	$16.26	$16.24	$15.04
Forfeited	$20.70	$18.46	$15.58
Outstanding at end of year	$18.40	$17.81	$16.40

Following is a summary of stock options as of December 31, 2019:

Number of options exercisable at end of year (in thousands)	2,676
Weighted average exercise price per exercisable option	$16.91
Weighted average remaining contractual term (in years):
Outstanding	6.3
Exercisable	5.5
Aggregate intrinsic value:
Outstanding (in thousands)	$57,858
Exercisable (in thousands)	$45,837
Expected vesting amounts:
Number of options expected to vest (in thousands)	929
Weighted average vesting period (in months)	9

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic earnings per share of common stock:
Net income attributable to common stockholders	$392,965	$87,694	$100,757
Weighted average shares of common stock outstanding	78,206	33,524	23,199
Basic earnings per share of common stock	$5.02	$2.62	$4.34

Diluted earnings per share of common stock:
Net income attributable to common stockholders	$392,965	$87,694	$100,757
Net income attributable to dilutive stock-based compensation units	—	3,868	—
Net income attributable to common stockholders for diluted earnings per share	$392,965	$91,562	$100,757
Weighted average shares of common stock outstanding applicable to basic earnings per share	78,206	33,524	23,199
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	2,134	1,798	1,800
Weighted average shares of common stock applicable to diluted earnings per share	80,340	35,322	24,999
Diluted earnings per share of common stock	$4.89	$2.59	$4.03

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs, time-based RSUs, stock options and Exchangeable PNMAC Class A units excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2019	2018	2017
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	1,032	1,084	497
Time-based RSUs	—	3	—
Stock options (2)	572	740	1,323
Exchangeable PNMAC Class A units (3)	—	43,700	53,299
Total anti-dilutive shares and units	1,604	45,527	55,119
Weighted average exercise price of anti-dilutive stock options (2)	$23.70	$17.81	$16.40

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices during the year.

(3)	Exchangeable PNMAC units were anti-dilutive during 2017 primarily due to the effect of adoption of the Tax Act on earnings attributable to PNMAC unitholders.

Note 23—Supplemental Cash Flow Information

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash paid for interest	$188,346	$161,001	$158,147
Cash paid (refunds received) for income taxes , net	$32,457	$(2,059)	$(5,513)
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$884,876	$591,757	$581,101
Mortgage servicing liabilities resulting from loan sales	$37,988	$7,601	$17,229
Unsettled portion of MSR acquisitions	$—	$10,139	$5,319
Operating right-of-use assets recognized	$83,248	$—	$—
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$1,757	$2,688	$5,244
Issuance of common stock and Class A common stock in settlement of director fees	$233	$330	$338

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of “Capital” to remain a seller/servicer in good standing with the Agencies. Such “Capital” requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Company is subject to financial eligibility requirements for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of

$2.5 million plus 25 basis points of the Company’s total 1-4 unit servicing portfolio, excluding loans subserviced for others and a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB in excess of 600 basis points.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2019		December 31, 2018
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$2,247,751	$585,674	$1,788,430	$514,089
Ginnie Mae – PLS	$1,907,398	$910,456	$1,535,826	$733,342
HUD – PLS	$1,907,398	$2,500	$1,535,826	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$257,794	$79,991	$271,802	$70,775
Ginnie Mae – PLS	$257,794	$216,119	$271,802	$189,592
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	22%	6%	21%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 25—Segments

The Company operates in three segments: production, servicing and investment management.

Two of the segments are in the mortgage banking business: production and servicing. The production segment performs loan origination, acquisition and sale activities. The servicing segment performs servicing of newly originated loans, execution and management of early buyout transactions and servicing of loans sourced and managed by the investment management segment for PMT, including executing the loan resolution strategy identified by the investment management segment relating to distressed mortgage loans.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions, managing the acquired assets and correspondent production activities for PMT.

Financial performance and results by segment are as follows:

	Year ended December 31, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$635,464	$90,064	$725,528	$—	$725,528
Loan origination fees	174,156	—	174,156	—	174,156
Fulfillment fees from PennyMac Mortgage Investment Trust	160,610	—	160,610	—	160,610
Net loan servicing fees	—	293,665	293,665	—	293,665
Net interest income (expense):
Interest income	82,338	206,362	288,700	—	288,700
Interest expense	59,973	151,950	211,923	56	211,979
	22,365	54,412	76,777	(56)	76,721
Management fees	—	—	—	36,492	36,492
Other	1,289	2,643	3,932	6,300	10,232
Total net revenue	993,884	440,784	1,434,668	42,736	1,477,404
Expenses	466,050	455,535	921,585	26,375	947,960
Income before provision for income taxes	$527,834	$(14,751)	$513,083	$16,361	$529,444
Segment assets at year end	$4,836,472	$5,347,549	$10,184,021	$19,996	$10,204,017

(1)	All revenues are from external customers.

	Year ended December 31, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$141,959	$107,063	$249,022	$—	$249,022
Loan origination fees	101,641	—	101,641	—	101,641
Fulfillment fees from PennyMac Mortgage Investment Trust	81,350	—	81,350	—	81,350
Net loan servicing fees	—	445,393	445,393	—	445,393
Net interest income (expense):
Interest income	66,408	149,992	216,400	16	216,416
Interest expense	7,371	137,177	144,548	49	144,597
	59,037	12,815	71,852	(33)	71,819
Management fees	—	—	—	24,469	24,469
Carried Interest from Investment Funds	—	—	—	(365)	(365)
Other	2,008	2,650	4,658	5,516	10,174
Total net revenue	385,995	567,921	953,916	29,587	983,503
Expenses	298,729	395,619	694,348	22,584	716,932
Income before provision for income taxes and non-segment activities	87,266	172,302	259,568	7,003	266,571
Non-segment activities (2)	—	—	—	—	1,126
Income before provision for income taxes	$87,266	$172,302	$259,568	$7,003	$267,697
Segment assets at year end (3)	$2,434,897	$5,031,920	$7,466,817	$11,681	$7,478,498

(1)	All revenues are from external customers.

(2)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent company assets, which consist primarily of working capital of $75,000.

	Year ended December 31, 2017
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$286,242	$105,562	$391,804	$—	$391,804
Loan origination fees	119,202	—	119,202	—	119,202
Fulfillment fees from PennyMac Mortgage Investment Trust	80,359	—	80,359	—	80,359
Net loan servicing fees	—	306,059	306,059	—	306,059
Net interest income (expense):
Interest income	61,195	81,984	143,179	—	143,179
Interest expense	35,359	109,112	144,471	49	144,520
	25,836	(27,128)	(1,292)	(49)	(1,341)
Management fees	—	—	—	23,585	23,585
Carried Interest from Investment Funds	—	—	—	(1,040)	(1,040)
Other	2,002	1,710	3,712	183	3,895
Total net revenue	513,641	386,203	899,844	22,679	922,523
Expenses	275,133	327,531	602,664	16,890	619,554
Income before provision for income taxes and non-segment activities	238,508	58,672	297,180	5,789	302,969
Non-segment activities (2)	—	—	—	—	32,940
Income before provision for income taxes	$238,508	$58,672	$297,180	$5,789	$335,909
Segment assets at year end (3)	$2,459,014	$4,886,594	$7,345,608	$19,880	$7,365,488

(1)	All revenues are from external customers.

(2)

Primarily represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement, of which $32.0 million is the result of the change in the federal tax rate under the Tax Act.

(3)	Excludes parent Company assets, which consist primarily of working capital of $2.6 million.

Note 26—Selected Quarterly Data (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2019				2018
	Dec. 31	Sept. 30	June. 30	Mar. 31	Dec. 31	Sept. 30	June. 30	Mar. 31
	(in thousands, except per share data)
During the quarter:
Net gains on loans held for sale at fair value	$257,487	$235,732	$147,533	$84,776	$59,748	$56,914	$60,946	$71,414
Loan origination fees	63,868	49,434	36,924	23,930	26,165	26,485	24,428	24,563
Fulfillment fees from PennyMac Mortgage Investment Trust	58,297	45,149	29,590	27,574	28,591	26,256	14,559	11,944
Net loan servicing fees	87,731	66,229	59,134	80,571	105,212	109,703	113,689	116,789
Other income	22,992	39,803	29,796	30,854	31,485	31,571	30,676	13,491
	490,375	436,347	302,977	247,705	251,201	250,929	244,298	238,201
Expenses	287,009	270,150	203,387	187,414	192,895	189,232	169,600	165,205
Income before provision for income taxes	203,366	166,197	99,590	60,291	58,306	61,697	74,698	72,996
Provision for income taxes	50,705	44,724	26,894	14,156	5,346	5,545	6,293	6,070
Net income	152,661	121,473	72,696	46,135	52,960	56,152	68,405	66,926
Less: Net income attributable to noncontrolling interest	—	—	—	—	14,211	41,663	50,568	50,307
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$152,661	$121,473	$72,696	$46,135	$38,749	$14,489	$17,837	$16,619
Earnings per share of common stock:
Basic	$1.95	$1.55	$0.93	$0.59	$0.65	$0.58	$0.71	$0.70
Diluted	$1.88	$1.51	$0.92	$0.58	$0.63	$0.57	$0.70	$0.67
At quarter end:
Loans held for sale	$4,912,953	$4,522,971	$3,506,406	$2,668,929	$2,521,647	$2,416,955	$2,527,231	$2,584,236
Mortgage servicing rights	2,926,790	2,556,253	2,720,335	2,905,090	2,820,612	2,785,964	2,486,157	2,354,489
Servicing advances, net	331,169	271,501	271,534	284,230	313,197	259,609	258,900	284,145
Loans eligible for repurchase	1,046,527	892,631	1,007,435	1,094,702	1,102,840	889,335	879,621	1,018,488
Other assets	986,578	1,059,843	892,666	866,049	720,277	640,667	689,797	661,533
Total assets	$10,204,017	$9,303,199	$8,398,376	$7,819,000	$7,478,573	$6,992,530	$6,841,706	$6,902,891
Short-term debt	$4,639,001	$4,053,514	$3,270,261	$2,449,908	$2,332,143	$2,222,385	$2,264,041	$2,336,826
Long-term debt	1,493,466	1,500,647	1,515,631	1,752,817	1,648,973	1,566,672	1,473,188	1,380,358
Liability for mortgage loans eligible for repurchase	1,046,527	892,631	1,007,435	1,094,702	1,102,840	889,335	879,621	1,018,488
Income taxes payable	504,569	480,559	441,336	414,636	400,546	74,158	67,357	58,956
Other liabilities	458,947	464,235	384,716	405,745	340,280	323,270	295,555	314,064
Total liabilities	8,142,510	7,391,586	6,619,379	6,117,808	5,824,782	5,075,820	4,979,762	5,108,692
Total equity	2,061,507	1,911,613	1,778,997	1,701,192	1,653,791	1,916,710	1,861,944	1,794,199
Total liabilities and equity	$10,204,017	$9,303,199	$8,398,376	$7,819,000	$7,478,573	$6,992,530	$6,841,706	$6,902,891

Note 27—Parent Company Information

The Company’s debt financing agreements require PLS, the Company’s indirect controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $500 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash	$2,250	$—
Investments in subsidiaries	2,443,407	1,975,231
Due from subsidiaries	100	582
Total assets	$2,445,757	$1,975,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Payable to subsidiaries	$4,194	$575
Income taxes payable	380,056	321,447
Total liabilities	384,250	322,022
Stockholders' equity	2,061,507	1,653,791
Total liabilities and stockholders' equity	$2,445,757	$1,975,813

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Revenues
Dividends from subsidiary	$36,376	$10,054	$—
Repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	32,940
Total revenue	36,376	10,054	32,940
Expenses
Interest	153	32	—
Total expenses	153	32	—
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	36,223	10,022	32,940
Provision for income taxes	91,291	20,897	24,387
Income (loss) before equity in undistributed earnings of subsidiaries	(55,068)	(10,875)	8,553
Equity in undistributed earnings of subsidiaries	448,033	98,569	92,204
Net income	$392,965	$87,694	$100,757

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$392,965	$87,694	$100,757
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(448,033)	(98,569)	(92,204)
Repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	(32,940)
Decrease (increase) in intercompany receivable	8,962	(3,737)	5,646
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	(6,726)
Increase in income taxes payable	58,609	22,889	29,912
Net cash provided by operating activities	12,503	8,277	4,445
Cash flows from investing activities
Increase in investments in subsidiaries	—	(77)	—
Net cash used by investing activities	—	(77)	—
Cash flows from financing activities
Payment of dividend to common stock and Class A common stockholders	(9,708)	(10,054)	—
Issuance of common stock pursuant to exercise of stock options	5,145	803	1,254
Repurchase of common stock and Class A common stock	(1,056)	(1,554)	(8,599)
Payment of withholding taxes relating to stock-based compensation	(4,634)	—	—
Net cash used in financing activities	(10,253)	(10,805)	(7,345)
Net change in cash and restricted cash	2,250	(2,605)	(2,900)
Cash and restricted cash at beginning of year	—	2,605	5,505
Cash and restricted cash at end of year	$2,250	$—	$2,605

Note 28—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	During February 2020, the Company acquired from a non-affiliate seller approximately $2.3 billion in UPB of Ginnie Mae MSRs.

•

During February 2020, the Company entered into an agreement with a non-affiliate seller to acquire approximately $292 million in UPB of MSRs related to defaulted government loans. The MSR acquisition by the Company is subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transaction will be completed at all.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
President and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	President and Chief Executive Officer, and Director	February 28, 2020
David A. Spector	(Principal Executive Officer)

/s/ Andrew S. Chang	Senior Managing Director and Chief Financial Officer	February 28, 2020
Andrew S. Chang	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	February 28, 2020
Gregory L. Hendry	(Principal Accounting Officer)

/s/ Stanford L. Kurland	Chairman of the Board, and Director	February 28, 2020
Stanford L. Kurland

/s/ Matthew Botein	Director	February 28, 2020
Matthew Botein

/s/ James Hunt	Director	February 28, 2020
James Hunt

/s/ Patrick Kinsella	Director	February 28, 2020
Patrick Kinsella

/s/ Anne D. McCallion	Director	February 28, 2020
Anne D. McCallion

/s/ Joseph Mazzella	Director	February 28, 2020
Joseph Mazzella

/s/ Farhad Nanji	Director	February 28, 2020
Farhad Nanji

/s/ Jeffrey Perlowitz	Director	February 28, 2020
Jeffrey Perlowitz

/s/ Theodore Tozer	Director	February 28, 2020
Theodore Tozer

/s/ Emily Youssouf	Director	February 28, 2020
Emily Youssouf