Form 10-Q
period 2020-03-31
PennyMac Financial Services, Inc.
filed 2020-05-07
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2020
Common Stock, $0.0001 par value	79,232,448

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2020

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

You should not place undue reliance on any forward‑looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•

our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, pandemics, including Covid-19 coronavirus pandemic, or other events;

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

•	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

•	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

•	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

•	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

•	the extensive amount of regulation applicable to our investment management segment;

•	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

•	the effect of public opinion on our reputation;

•	our recent growth;

•	our ability to effectively identify, manage, monitor and mitigate financial risks;

•	our initiation of new business activities or expansion of existing business activities;

•	our ability to detect misconduct and fraud;

•	our ability to effectively deploy new information technology applications and infrastructure;

•	our ability to mitigate cybersecurity risks and cyber incidents;

•	our ability to pay dividends to our stockholders; and

•	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2020	2019
	(in thousands, except share amounts)
ASSETS
Cash (includes $773,361 and $52,599 pledged to creditors)	$878,826	$188,291
Short-term investments at fair value	1,884	74,611
Loans held for sale at fair value (includes $5,493,332 and $4,846,138 pledged to creditors)	5,541,987	4,912,953
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	99,766	107,512
Derivative assets	433,211	159,686
Servicing advances, net (includes valuation allowance of $80,784 and $82,157; $182,531 and $207,460 pledged to creditors)	299,550	331,169
Mortgage servicing rights at fair value (includes $2,163,928 and $2,920,603 pledged to creditors)	2,193,697	2,926,790
Real estate acquired in settlement of loans	20,197	20,326
Operating lease right-of-use assets	71,639	73,090
Furniture, fixtures, equipment and building improvements, net (includes $7,392 and $20,406 pledged to creditors)	29,177	30,480
Capitalized software, net (includes $10,606 and $12,192 pledged to creditors)	74,183	63,130
Investment in PennyMac Mortgage Investment Trust at fair value	797	1,672
Receivable from PennyMac Mortgage Investment Trust	56,223	48,159
Loans eligible for repurchase	980,618	1,046,527
Other	209,378	219,621
Total assets	$10,891,133	$10,204,017
LIABILITIES
Assets sold under agreements to repurchase	$4,444,545	$4,141,053
Mortgage loan participation purchase and sale agreements	528,750	497,948
Obligations under capital lease	18,145	20,810
Notes payable secured by mortgage servicing assets	1,294,514	1,294,070
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	157,109	178,586
Derivative liabilities	43,152	22,330
Operating lease liabilities	89,829	91,320
Accounts payable and accrued expenses	198,897	175,273
Mortgage servicing liabilities at fair value	29,761	29,140
Payable to PennyMac Mortgage Investment Trust	59,281	73,280
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,158	46,158
Income taxes payable	613,043	504,569
Liability for loans eligible for repurchase	980,618	1,046,527
Liability for losses under representations and warranties	23,202	21,446
Total liabilities	8,527,004	8,142,510

Commitments and contingencies – Note 14

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 79,190,245 and 78,515,047 shares, respectively	8	8
Additional paid-in capital	1,341,219	1,335,107
Retained earnings	1,022,902	726,392
Total stockholders' equity	2,364,129	2,061,507
Total liabilities and stockholders’ equity	$10,891,133	$10,204,017

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$266,366	$58,753
From PennyMac Mortgage Investment Trust	77,916	26,023
	344,282	84,776
Loan origination fees:
From non-affiliates	53,591	21,687
From PennyMac Mortgage Investment Trust	3,980	2,243
	57,571	23,930
Fulfillment fees from PennyMac Mortgage Investment Trust	41,940	27,574
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	198,653	166,790
From PennyMac Mortgage Investment Trust	14,521	10,570
Other	28,755	22,017
	241,929	199,377
Change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	1,357	(122,857)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	14,522	4,051
	15,879	(118,806)
Net loan servicing fees	257,808	80,571
Net interest income:
Interest income:
From non-affiliates	71,346	56,537
From PennyMac Mortgage Investment Trust	1,218	1,796
	72,564	58,333
Interest expense:
To non-affiliates	59,538	34,477
To PennyMac Mortgage Investment Trust	1,974	3,066
	61,512	37,543
Net interest income	11,052	20,790
Management fees from PennyMac Mortgage Investment Trust	9,055	7,248
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(857)	192
Results of real estate acquired in settlement of loans	(707)	274
Other	1,681	2,350
Total net revenues	721,825	247,705
Expenses
Compensation	168,436	106,600
Loan origination	46,004	14,497
Servicing	42,166	30,293
Technology	19,107	15,966
Professional services	13,404	5,881
Occupancy and equipment	8,038	6,776
Other	9,940	7,401
Total expenses	307,095	187,414
Income before provision for income taxes	414,730	60,291
Provision for income taxes	108,487	14,156
Net income	$306,243	$46,135
Earnings per share
Basic	$3.89	$0.59
Diluted	$3.73	$0.58
Weighted average shares outstanding
Basic	78,689	77,653
Diluted	82,008	79,286
Dividend declared per share	$0.12	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance, December 31, 2019	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	306,243	306,243
Stock-based compensation	912	—	10,185	—	10,185
Issuance of common stock in settlement of directors' fees	1	—	48	—	48
Repurchase of common stock	(238)	—	(4,121)	—	(4,121)
Common stock dividend ($0.12 per share)	—	—	—	(9,733)	(9,733)
Balance, March 31, 2020	79,190	$8	$1,341,219	$1,022,902	$2,364,129

	Quarter ended March 31, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity
	(in thousands)
Balance, December 31, 2018	77,494	$8	$1,310,648	$343,135	$1,653,791
Net income	—	—	—	46,135	46,135
Stock-based compensation	820	—	1,180	—	1,180
Issuance of common stock in settlement of directors' fees	4	—	86	—	86
Balance, March 31, 2019	78,318	$8	$1,311,914	$389,270	$1,701,192

The accompanying notes are an integral part of these consolidated financial statements.

 PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash flow from operating activities
Net income	$306,243	$46,135
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(344,282)	(84,776)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	(15,879)	118,806
Capitalization of interest and advance on loans held for sale at fair value	(18,131)	(16,487)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	1,974	3,066
Amortization of net debt issuance costs and (premiums)	2,209	(6,570)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	875	(156)
Results of real estate acquired in settlement in loans	707	(274)
Stock-based compensation expense	12,368	4,531
Provision for servicing advance losses	3,806	4,820
Depreciation and amortization	5,352	3,159
Amortization of right-of-use assets	2,985	2,359
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(14,509,209)	(6,959,389)
Origination of loans held for sale	(4,954,316)	(1,542,056)
Purchase of loans held for sale from non-affiliates	(620,859)	(177,678)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(2,299,262)	(941,154)
Sale to non-affiliates and principal payments of loans held for sale	19,337,017	8,536,430
Sale of loans held for sale to PennyMac Mortgage Investment Trust	2,246,127	884,510
Repurchase of loans subject to representations and warranties	(16,282)	(4,064)
Settlement of repurchase agreement derivatives	—	11,436
Decrease in servicing advances	18,467	24,087
Sale of real estate acquired in settlement of loans	9,459	2,075
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(10,133)	2,775
Decrease (increase) in other assets	628	(38,676)
Decrease in operating lease liabilities	(3,469)	(2,977)
Increase in accounts payable and accrued expenses	21,866	10,483
Decrease in payable to PennyMac Mortgage Investment Trust	(17,019)	(28,752)
Increase in income taxes payable	108,474	14,090
Net cash used in operating activities	(730,284)	(134,247)
Cash flow from investing activities
Decrease (increase) in short-term investments	72,727	(31,548)
Net change in assets purchased from PMT under agreement to resell	7,746	5,096
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	942,005	125,695
Purchase of mortgage servicing rights	(24,104)	(211,481)
Purchase of furniture, fixtures, equipment and leasehold improvements	(994)	(2,126)
Acquisition of capitalized software	(14,108)	(6,750)
Decrease in margin deposits	132,953	28,343
Net cash provided by (used in) investing activities	1,116,225	(92,771)
Cash flow from financing activities
Sale of assets under agreements to repurchase	20,510,531	8,382,013
Repurchase of assets sold under agreements to repurchase	(20,205,416)	(8,164,625)
Issuance of mortgage loan participation purchase and sale certificates	5,273,329	5,555,946
Repayment of mortgage loan participation purchase and sale certificates	(5,242,527)	(5,540,374)
Repayment of obligations under capital lease	(2,665)	(1,514)
Repayment of excess servicing spread financing	(9,308)	(10,552)
Payment of debt issuance costs	(3,388)	(1,536)
Issuance of common stock pursuant to exercise of stock options	3,082	1,283
Repurchase of common stock	(4,121)	—
Payment of withholding taxes relating to stock-based compensation	(5,265)	(4,634)
Payment of dividend to holders of common stock	(9,733)	—
Net cash provided by financing activities	304,519	216,007
Net increase (decrease) in cash and restricted cash	690,460	(11,011)
Cash and restricted cash at beginning of quarter	188,578	155,924
Cash and restricted cash at end of quarter	$879,038	$144,913
Cash and restricted cash at end of quarter are comprised of the following:
Cash	$878,826	$144,266
Restricted cash included in Other assets	212	647
	$879,038	$144,913

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage and home equity loan production and loan servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of PennyMac Mortgage Investment Trust (“PMT”), a real estate mortgage investment trust that invests primarily mortgage-related assets. PennyMac’s primary wholly owned subsidiaries are:

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

•

PNMAC Capital Management, LLC (“PCM”)— a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT, which invests in mortgage-related assets and residential mortgage loans.

Note 2—Basis of Presentation and Recently Adopted Accounting Pronouncement

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounting Change

Effective January 1, 2020, the Company adopted FASB Accounting Standards Update 2016-13,  Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended (“ASU 2016-13”), using the modified retrospective approach. The adoption of ASU 2016-13 did not have any effect on the Company’s consolidated statements of income, stockholder’s equity or cash flows.

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), management fees, net interest, and change in fair value of investment in and dividends received from PMT) totaled 22% and 31% of total net revenue for the quarters ended March 31, 2020 and 2019, respectively.

Note 4—Transactions with Affiliates

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement. The Company has typically utilized the mortgage loan purchase agreement for the purpose of selling to PMT conforming balance non-government insured or guaranteed loans, as well as prime jumbo residential mortgage loans.

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

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$81,224	$27,146
Mortgage servicing rights and excess servicing spread recapture incurred	(3,308)	(1,123)
	$77,916	$26,023
Sale of loans held for sale to PMT	$2,246,127	$884,510

Tax service fees earned from PMT included in Loan origination fees	$3,980	$2,243

Fulfillment fee revenue	$41,940	$27,574
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$16,152,543	$8,135,552

Sourcing fees paid to PMT	$4,161	$1,994
Unpaid principal balance of loans purchased from PMT	$13,870,280	$6,647,338

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

Prime Servicing

•

The base servicing fees for non-distressed mortgage loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

•

To the extent that these non-distressed loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

Special Servicing

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

Following is a summary of loan servicing and property management fees earned from PMT:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$536	$239
Loans at fair value	300	463
Mortgage servicing rights	13,685	9,868
	$14,521	$10,570
Property management fees received from PMT included in Other income	$—	$123

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Base management	$9,055	$6,109
Performance incentive	—	1,139
	$9,055	$7,248

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,540	$1,236
Compensation	120	120
Expenses incurred on PMT's behalf, net	1,271	570
	$2,931	$1,926
Payments and settlements during the quarter (1)	$33,683	$15,189

(1)

Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $211,000 and $75,000 in reimbursement of underwriting fees from PMT during the quarters ended March 31, 2020 and 2019, respectively.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$1,218	$1,796
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$18	$36
Change in fair value of investment	(875)	156
	$(857)	$192

	March 31,	December 31,
	2020	2019
	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$99,766	$107,512
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$797	$1,672
Number of shares	75	75

Financing Activities

Spread Acquisition and MSR Servicing Agreements

The Company has a master spread acquisition and MSR servicing agreement with PMT (the “Spread Acquisition Agreement”) which was amended and restated effective December 19, 2016, pursuant to which the Company may sell to PMT, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by PMT in connection with the parties’ participation in the GNMA MSR Facility.

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Excess servicing spread financing:
Issuance pursuant to recapture agreement	$379	$508
Repayment	$9,308	$10,552
Gain recognized	$14,522	$4,051
Interest expense	$1,974	$3,066
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$381	$489

	March 31,	December 31,
	2020	2019
	(in thousands)
Excess servicing spread financing at fair value	$157,109	$178,586

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2020	2019
	(in thousands)
Receivable from PMT:
Fulfillment fees	$17,366	$18,285
Allocated expenses and expenses incurred on PMT's behalf	16,314	3,724
Management fees	9,055	10,579
Correspondent production fees	8,475	10,606
Servicing fees	4,929	4,659
Interest on assets purchased under agreements to resell	74	85
Conditional reimbursement	10	221
	$56,223	$48,159
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$55,769	$70,520
Mortgage servicing rights recapture payable	151	149
Other	3,361	2,611
	$59,281	$73,280

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

Although a reorganization in November 2018 eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement, the Company continues to be subject to the agreement and will be required to make payments, to the extent any of the tax benefits specified above are deemed to be realized, under the tax receivable agreement to those certain prior owners of PennyMac who effected exchanges of ownership interests in PennyMac for the Company’s common stock prior to the closing of the reorganization.

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.2 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2020 and December 31, 2019. The Company did not make any payments under the tax receivable agreement during the quarters ended March 31, 2020 and 2019.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash flows:
Sales proceeds	$19,337,017	$8,536,430
Servicing fees received (1)	$166,556	$137,148
Net servicing advance recoveries	$15,209	$24,176

(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	March 31,	December 31,
	2020	2019
	(in thousands)
Unpaid principal balance of loans outstanding	$175,709,882	$168,842,011
Delinquencies:
30-89 days	$8,314,858	$7,947,560
90 days or more:
Not in foreclosure	$2,837,903	$3,237,563
In foreclosure	$832,922	$888,136
Foreclosed	$18,541	$15,387
Bankruptcy	$1,364,331	$1,343,816

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	March 31, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced
	(in thousands)
Investor:
Non-affiliated entities:
Originated	$175,709,882	$—	$175,709,882
Purchased	58,410,013	—	58,410,013
	234,119,895	—	234,119,895
PennyMac Mortgage Investment Trust	—	144,830,043	144,830,043
Loans held for sale	5,276,688	—	5,276,688
	$239,396,583	$144,830,043	$384,226,626
Subserviced for the Company (1)	$2,343,828	$—	$2,343,828
Delinquent loans:
30 days	$8,707,825	$1,031,940	$9,739,765
60 days	2,131,137	157,325	2,288,462
90 days or more:
Not in foreclosure	3,977,080	302,515	4,279,595
In foreclosure	1,088,058	58,922	1,146,980
Foreclosed	23,023	68,125	91,148
	$15,927,123	$1,618,827	$17,545,950
Bankruptcy	$1,943,407	$146,205	$2,089,612
Custodial funds managed by the Company (2)	$7,576,973	$3,935,103	$11,512,076

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

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2020	2019
	(in thousands)
California	$58,058,528	$57,311,867
Florida	31,714,639	28,940,696
Texas	29,709,362	27,909,821
Virginia	22,531,313	22,115,619
Maryland	17,282,260	16,829,320
All other states	224,930,524	215,576,909
	$384,226,626	$368,684,232

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

Fair Value Accounting Elections

The Company identified its MSRs, its mortgage servicing liabilities (“MSLs”) and all of its non-cash financial assets other than Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Company has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$1,884	$—	$—	$1,884
Loans held for sale at fair value	—	4,735,400	806,587	5,541,987
Derivative assets:
Interest rate lock commitments	—	—	317,621	317,621
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	421,860	—	421,860
Forward sales contracts	—	23,346	—	23,346
MBS put options	—	4,062	—	4,062
Swaptions	—	36,696	—	36,696
Put options on interest rate futures purchase contracts	13,676	—	—	13,676
Call options on interest rate futures purchase contracts	24,434	—	—	24,434
Total derivative assets before netting	38,110	485,964	325,808	849,882
Netting	—	—	—	(416,671)
Total derivative assets	38,110	485,964	325,808	433,211
Mortgage servicing rights at fair value	—	—	2,193,697	2,193,697
Investment in PennyMac Mortgage Investment Trust	797	—	—	797
	$40,791	$5,221,364	$3,326,092	$8,171,576
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$157,109	$157,109
Derivative liabilities:
Interest rate lock commitments	—	—	2,427	2,427
Forward purchase contracts	—	12,553	—	12,553
Forward sales contracts	—	334,111	—	334,111
Total derivative liabilities before netting	—	346,664	2,427	349,091
Netting	—	—	—	(305,939)
Total derivative liabilities	—	346,664	2,427	43,152
Mortgage servicing liabilities at fair value	—	—	29,761	29,761
	$—	$346,664	$189,297	$230,022

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$74,611	$—	$—	$74,611
Loans held for sale at fair value	—	4,529,075	383,878	4,912,953
Derivative assets:
Interest rate lock commitments	—	—	138,511	138,511
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	12,364	—	12,364
Forward sales contracts	—	17,097	—	17,097
MBS put options	—	3,415	—	3,415
Swaptions	—	2,409	—	2,409
Put options on interest rate futures purchase contracts	3,945	—	—	3,945
Call options on interest rate futures purchase contracts	1,469	—	—	1,469
Total derivative assets before netting	5,414	35,285	146,698	187,397
Netting	—	—	—	(27,711)
Total derivative assets	5,414	35,285	146,698	159,686
Mortgage servicing rights at fair value	—	—	2,926,790	2,926,790
Investment in PennyMac Mortgage Investment Trust	1,672	—	—	1,672
	$81,697	$4,564,360	$3,457,366	$8,075,712
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$178,586	$178,586
Derivative liabilities:
Interest rate lock commitments	—	—	1,861	1,861
Forward purchase contracts	—	19,040	—	19,040
Forward sales contracts	—	18,045	—	18,045
Total derivative liabilities before netting	—	37,085	1,861	38,946
Netting	—	—	—	(16,616)
Total derivative liabilities	—	37,085	1,861	22,330
Mortgage servicing liabilities at fair value	—	—	29,140	29,140
	$—	$37,085	$209,587	$230,056

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarters ended March 31, 2020 and 2019:

	Quarter ended March 31, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	1,641,231	341,980	—	25,760	2,008,971
Capitalization of interest and advances	18,027	—	—	—	18,027
Sales and repayments	(738,928)	—	—	—	(738,928)
Mortgage servicing rights resulting from loan sales	—	—	—	282,315	282,315
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(7,523)	—	—	—	(7,523)
Other factors	—	199,918	—	(1,041,168)	(841,250)
	(7,523)	199,918	—	(1,041,168)	(848,773)
Transfers from Level 3 to Level 2	(489,407)	—	—	—	(489,407)
Transfers to real estate acquired in settlement of loans	(691)	—	—	—	(691)
Transfers of interest rate lock commitments to loans held for sale	—	(363,354)	—	—	(363,354)
Balance, March 31, 2020	$806,587	$315,194	$8,187	$2,193,697	$3,323,665
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2020	$(11,856)	$315,194	$—	$(1,041,168)	$(737,830)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	379	—	379
Accrual of interest	1,974	—	1,974
Repayments	(9,308)	—	(9,308)
Mortgage servicing liabilities resulting from loan sales	—	6,576	6,576
Changes in fair value included in income	(14,522)	(5,955)	(20,477)
Balance, March 31, 2020	$157,109	$29,761	$186,870
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2020	$(14,522)	$(5,955)	$(20,477)

	Quarter ended March 31, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total
	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	784,262	56,983	9,855	227,772	1,078,872
Sales and repayments	(176,302)	—	(11,436)	—	(187,738)
Mortgage servicing rights resulting from loan sales	—	—	—	115,751	115,751
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,091)	—	—	—	(6,091)
Other factors	—	59,978	(557)	(259,045)	(199,624)
	(6,091)	59,978	(557)	(259,045)	(205,715)
Transfers from Level 3 to Level 2	(405,163)	—	—	—	(405,163)
Transfers to real estate acquired in settlement of loans	(1,181)	—	—	—	(1,181)
Transfers of interest rate lock commitments to loans held for sale	—	(100,234)	—	—	(100,234)
Balance, March 31, 2019	$455,533	$66,065	$24,632	$2,905,090	$3,451,320
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2019	$(3,540)	$66,065	$—	$(259,045)	$(196,520)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total
	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	508	—	508
Accrual of interest	3,066	—	3,066
Repayments	(10,552)	—	(10,552)
Mortgage servicing liabilities resulting from loan sales	—	794	794
Changes in fair value included in income	(4,051)	(1,631)	(5,682)
Balance, March 31, 2019	$205,081	$7,844	$212,925
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2019	$(4,051)	$(1,631)	$(5,682)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2020			2019
	Net	Net gains on		Net	Net gains on
	loan	loans held		loan	loans held
	servicing	for sale at		servicing	for sale at
	fees	fair value	Total	fees	fair value	Total
	(in thousands)
Assets:
Loans held for sale	$—	$398,718	$398,718	$—	$101,995	$101,995
Mortgage servicing rights	(1,041,168)	—	(1,041,168)	(259,045)	—	(259,045)
	$(1,041,168)	$398,718	$(642,450)	$(259,045)	$101,995	$(157,050)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$14,522	$—	$14,522	$4,051	$—	$4,051
Mortgage servicing liabilities	5,955	—	5,955	1,631	—	1,631
	$20,477	$—	$20,477	$5,682	$—	$5,682

Following are the fair value and related principal amounts due upon maturity of loans held for sale accounted for under the fair value option:

	March 31, 2020			December 31, 2019
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference
	(in thousands)
Current through 89 days delinquent	$4,907,823	$4,624,282	$283,541	$4,628,333	$4,431,854	$196,479
90 days or more delinquent:
Not in foreclosure	547,287	560,331	(13,044)	236,650	241,958	(5,308)
In foreclosure	86,877	92,075	(5,198)	47,970	50,194	(2,224)
	$5,541,987	$5,276,688	$265,299	$4,912,953	$4,724,006	$188,947

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total
	(in thousands)
March 31, 2020	$—	$—	$11,104	$11,104
December 31, 2019	$—	$—	$9,850	$9,850

The following table summarizes the (losses) gains on assets measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Real estate acquired in settlement of loans	$(3,980)	$21

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

The Company estimates the fair value of the Term Notes based on non-affiliate broker indications of fair value. The fair value and carrying value of the Term Notes are summarized below:

Term Notes	March 31, 2020	December 31, 2019
	(in thousands)
Fair value	$978,250	$1,303,047
Carrying value	$1,294,514	$1,294,070

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and all of its MSRs, ESS, derivative liabilities and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes  the Company’s chief financial, chief risk and deputy chief financial officers.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

•

Delinquent government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms.

•	The Company’s loans held for sale that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

•

Home equity lines of credit held for sale to PMT. At present, an active market with observable inputs that are significant to the estimation of fair value of home equity lines of credit does not exist.

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value loans held for sale. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value loans held for sale are discount rates, home price projections, voluntary prepayment/resale and total prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2020	December 31, 2019
Fair value (in thousands)	$806,587	$383,878
Key inputs (1):
Discount rate:
Range	2.9% – 9.2%	3.0% – 9.2%
Weighted average	2.9%	3.0%
Twelve-month projected housing price index change:
Range	1.4% – 2.1%	2.6% – 3.2%
Weighted average	1.6%	2.8%
Voluntary prepayment/resale speed (2):
Range	0.4% – 21.2%	0.4% – 21.4%
Weighted average	18.8%	18.2%
Total prepayment speed (3):
Range	0.6% – 38.2%	0.5% – 39.2%
Weighted average	37.0%	36.2%

(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments/resale and defaults.

Changes in fair value of loans held for sale attributable to changes in the loan’s instrument-specific credit risk are measured with reference to the change in the respective loan’s delinquency status and performance history at period end from the later of the prior period or acquisition date. Changes in fair value of loans held for sale are included in Net gains on loans held for sale at fair value in the Company’s consolidated statements of income.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2020	December 31, 2019
Fair value (in thousands) (1)	$315,194	$136,650
Key inputs (2):
Pull-through rate:
Range	11.8% – 100%	12.2% – 100%
Weighted average	78.9%	86.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	0.9 – 5.4	1.4 – 5.7
Weighted average	3.5	4.2
Percentage of unpaid principal balance:
Range	0.2% – 2.8%	0.3% – 2.8%
Weighted average	1.2%	1.6%

(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on loans held for sale at fair value, or Net mortgage loan servicing fees – Change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

Through August 21, 2019, the Company had a master repurchase agreement that included incentives for financing loans approved for satisfying certain consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for reporting purposes from the master repurchase agreement. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the Company’s expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% at March 31, 2020 and December 31, 2019.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment rates of the underlying loans, and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2020	2019
	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$282,315	$115,751
Unpaid principal balance of underlying loans	$18,330,384	$8,145,850
Weighted average servicing fee rate (in basis points)	40	39
Key inputs (1):
Pricing spread (2)
Range	6.8% – 15.6%	5.8% – 15.6%
Weighted average	8.2%	8.9%
Annual total prepayment speed (3)
Range	9.1% – 49.8%	5.8% – 73.0%
Weighted average	14.5%	15.3%
Equivalent average life (in years)
Range	1.5 – 7.8	0.8 – 10.2
Weighted average	5.9	5.8
Per-loan annual cost of servicing
Range	$77 – $100	$78 – $100
Weighted average	$97	$95

(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2020	December 31, 2019
	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 2,193,697	$ 2,926,790
Pool characteristics:
Unpaid principal balance of underlying loans	$ 231,484,161	$ 225,787,103
Weighted average note interest rate	3.9%	3.9%
Weighted average servicing fee rate (in basis points)	35	35
Key inputs (1):
Pricing spread (2):
Range	8.3% – 18.1%	6.8% – 15.8%
Weighted average	10.7%	8.5%
Effect on fair value of:
5% adverse change	($38,151)	($44,561)
10% adverse change	($74,912)	($87,734)
20% adverse change	($144,545)	($170,155)
Annual total prepayment speed (3):
Range	9.7% – 27.9%	9.3% – 40.9%
Weighted average	16.5%	12.7%
Equivalent average life (in years)
Range	1.3 – 7.2	1.4 – 7.4
Weighted average	5.0	6.1
Effect on fair value of:
5% adverse change	($61,123)	($63,569)
10% adverse change	($119,166)	($124,411)
20% adverse change	($226,812)	($238,549)
Annual per-loan cost of servicing:
Range	$78 – $112	$77 – $100
Weighted average	$108	$97
Effect on fair value of:
5% adverse change	($24,995)	($24,516)
10% adverse change	($49,991)	($49,032)
20% adverse change	($99,981)	($98,065)

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Excess Servicing Spread Financing at Fair Value

ESS is categorized as a “Level 3” fair value liability. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

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

Following are the key inputs used in determining the fair value of ESS financing:

	March 31,	December 31,
	2020	2019
Fair value (in thousands)	$ 157,109	$ 178,586
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 19,153,856	$ 19,904,571
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	5.4% – 5.8%	3.0% – 3.3%
Weighted average	5.6%	3.1%
Annual total prepayment speed (3):
Range	8.7% – 14.9%	8.7% – 16.2%
Weighted average	11.9%	11.0%
Equivalent average life (in years)
Range	2.7 – 7.1	2.7 – 7.2
Weighted average	5.8	6.1

(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. This approach consists of projecting net servicing cash flows discounted at a rate that the Company believes market participants would use in their determinations of fair value. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread (discount rate), prepayment rates, and the annual per-loan cost to service the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2020	2019
Fair value (in thousands)	$29,761	$29,140
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$2,635,734	$2,758,454
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	8.2%	8.2%
Annual total prepayment speed (2)	31.6%	29.2%
Equivalent average life (in years)	3.3	3.9
Annual per-loan cost of servicing	$304	$300

(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	March 31,	December 31,
Loan type	2020	2019
	(in thousands)
Government-insured or guaranteed	$3,998,657	$4,222,010
Conventional conforming	735,615	307,065
Jumbo	1,128	—
Purchased from Ginnie Mae pools serviced by the Company	788,283	374,121
Repurchased pursuant to representations and warranties	17,961	9,244
Home equity lines of credit	343	513
	$5,541,987	$4,912,953
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$4,937,094	$4,322,789
Mortgage loan participation purchase and sale agreements	556,238	523,349
	$5,493,332	$4,846,138

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase or originate a loan for sale.

•

Derivatives that were embedded in a master repurchase agreement that provided for the Company to receive incentives for financing mortgage loans that satisfied certain consumer relief characteristics under the master repurchase agreement.

The Company also engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of the Company’s assets. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and the portion of its MSRs not financed with ESS.

The Company does not designate and qualify any of its derivatives for hedge accounting. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	9,377,614	$317,621	$2,427	7,122,316	$138,511	$1,861
Repurchase agreement derivatives		8,187	—		8,187	—
Used for hedging purposes:
Forward purchase contracts	20,480,331	421,860	12,553	13,618,361	12,364	19,040
Forward sales contracts	20,196,818	23,346	334,111	16,220,526	17,097	18,045
MBS put options	10,700,000	4,062	—	6,100,000	3,415	—
Swaption futures purchase contracts	6,800,000	36,696	—	1,750,000	2,409	—
Put options on interest rate futures purchase contracts	4,925,000	13,676	—	2,250,000	3,945	—
Call options on interest rate futures purchase contracts	1,925,000	24,434	—	750,000	1,469	—
Treasury futures purchase contracts	650,000	—	—	1,276,000	—	—
Treasury futures sale contracts	810,000	—	—	1,010,000	—	—
Interest rate swap futures purchase contracts	2,560,000	—	—	3,210,000	—	—
Total derivatives before netting		849,882	349,091		187,397	38,946
Netting		(416,671)	(305,939)		(27,711)	(16,616)
		$433,211	$43,152		$159,686	$22,330
Collateral placed with (received from) derivative counterparties, net		$(110,732)			$(11,095)

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Notional amounts, quarter ended March 31, 2020
	Beginning of		Dispositions/	End of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	13,618,361	112,859,449	(105,997,479)	20,480,331
Forward sale contracts	16,220,526	130,436,231	(126,459,939)	20,196,818
MBS put options	6,100,000	22,000,000	(17,400,000)	10,700,000
Swaption futures purchase contracts	1,750,000	7,900,000	(2,850,000)	6,800,000
Swaption futures sale contracts	—	2,850,000	(2,850,000)	—
Put options on interest rate futures purchase contracts	2,250,000	7,600,000	(4,925,000)	4,925,000
Call options on interest rate futures purchase contracts	750,000	3,540,000	(2,365,000)	1,925,000
Put options on interest rate futures sale contracts	—	4,925,000	(4,925,000)	—
Call options on interest rate futures sale contracts	—	2,365,000	(2,365,000)	—
Treasury futures purchase contracts	1,276,000	2,035,000	(2,661,000)	650,000
Treasury futures sale contracts	1,010,000	2,461,000	(2,661,000)	810,000
Interest rate swap futures purchase contracts	3,210,000	1,225,000	(1,875,000)	2,560,000
Interest rate swap futures sales contracts	—	1,875,000	(1,875,000)	—

	Notional amounts, quarter ended March 31, 2019
	Beginning of		Dispositions/	End of
Instrument	quarter	Additions	expirations	quarter
	(in thousands)
Forward purchase contracts	6,657,026	52,621,845	(49,965,482)	9,313,389
Forward sale contracts	6,890,046	59,673,487	(58,980,528)	7,583,005
MBS put options	4,635,000	19,160,000	(14,370,000)	9,425,000
MBS call options	1,450,000	4,500,000	(2,600,000)	3,350,000
Put options on interest rate futures purchase contracts	3,085,000	6,675,000	(6,410,000)	3,350,000
Call options on interest rate futures purchase contracts	1,512,500	4,462,800	(3,725,300)	2,250,000
Put options on interest rate futures sale contracts	—	10,135,300	(10,135,300)	—
Treasury futures purchase contracts	835,000	4,111,200	(3,136,200)	1,810,000
Treasury futures sale contracts	1,450,000	2,761,200	(3,136,200)	1,075,000
Interest rate swap futures purchase contracts	625,000	400,000	—	1,025,000

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	March 31, 2020			December 31, 2019
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$317,621	$—	$317,621	$138,511	$—	$138,511
Repurchase agreement derivatives	8,187	—	8,187	8,187	—	8,187
	325,808	—	325,808	146,698	—	146,698
Derivatives subject to master netting arrangements:
Forward purchase contracts	421,860	—	421,860	12,364	—	12,364
Forward sale contracts	23,346	—	23,346	17,097	—	17,097
MBS put options	4,062	—	4,062	3,415	—	3,415
Swaptions	36,696	—	36,696	2,409	—	2,409
Put options on interest rate futures purchase contracts	13,676	—	13,676	3,945	—	3,945
Call options on interest rate futures purchase contracts	24,434	—	24,434	1,469	—	1,469
Netting	—	(416,671)	(416,671)	—	(27,711)	(27,711)
	524,074	(416,671)	107,403	40,699	(27,711)	12,988
	$849,882	$(416,671)	$433,211	$187,397	$(27,711)	$159,686

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2020				December 31, 2019
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$317,621	$—	$—	$317,621	$138,511	$—	$—	$138,511
RJ O'Brien	38,109	—	—	38,109	5,414	—	—	5,414
JPMorgan Chase Bank, N.A.	27,313	—	—	27,313	2,196	—	—	2,196
Goldman Sachs	14,537	—	—	14,537	2,548	—	—	2,548
Citibank, N.A.	9,995	—	—	9,995	—	—	—	—
Deutsche Bank	7,894	—	—	7,894	9,138	—	—	9,138
Wells Fargo Bank, N.A.	5,848	—	—	5,848	—	—	—	—
Daiwa Capital Markets	3,084	—	—	3,084	—	—	—	—
Mizuho Securities	2,989	—	—	2,989	1,597	—	—	1,597
Federal National Mortgage Association	1,980	—	—	1,980	—	—	—	—
Others	3,841	—	—	3,841	282	—	—	282
	$433,211	$—	$—	$433,211	$159,686	$—	$—	$159,686

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2020			December 31, 2019
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet
	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,427	$—	$2,427	$1,861	$—	$1,861
Derivatives subject to a master netting arrangement:
Forward purchase contracts	12,553	—	12,553	19,040	—	19,040
Forward sale contracts	334,111	—	334,111	18,045	—	18,045
Netting	—	(305,939)	(305,939)	—	(16,616)	(16,616)
	346,664	(305,939)	40,725	37,085	(16,616)	20,469
Total derivatives	349,091	(305,939)	43,152	38,946	(16,616)	22,330
Assets sold under agreements to repurchase:
Amount outstanding	4,446,795	—	4,446,795	4,141,680	—	4,141,680
Unamortized debt issuance cost, net	(2,250)	—	(2,250)	(627)	—	(627)
	4,444,545	—	4,444,545	4,141,053	—	4,141,053
	$4,793,636	$(305,939)	$4,487,697	$4,179,999	$(16,616)	$4,163,383

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

	March 31, 2020				December 31, 2019
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$2,427	$—	$—	$2,427	$1,861	$—	$—	$1,861
Credit Suisse First Boston Mortgage Capital LLC	1,552,669	(1,533,516)	—	19,153	1,235,430	(1,235,430)	—	—
JPMorgan Chase Bank, N.A.	870,965	(870,965)	—	—	936,172	(936,172)	—	—
Citibank, N.A.	657,315	(657,315)	—	—	655,831	(653,170)	—	2,661
Bank of America, N.A.	654,788	(643,834)	—	10,954	379,400	(374,190)	—	5,210
Morgan Stanley Bank, N.A.	296,497	(293,813)	—	2,684	582,941	(582,941)	—	—
Royal Bank of Canada	250,919	(250,919)	—	—	175,897	(175,897)	—	—
BNP Paribas	196,791	(196,433)	—	358	183,880	(183,880)	—	—
Federal National Mortgage Association	5,674	—	—	5,674	—	—	—	—
Mitsubishi UFJ Securities	1,396	—	—	1,396	—	—	—	—
Wells Fargo Bank, N.A.	—	—	—	—	11,212	—	—	11,212
Others	506	—	—	506	1,386	—	—	1,386
	$4,489,947	$(4,446,795)	$—	$43,152	$4,164,010	$(4,141,680)	$—	$22,330

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2020	2019
		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value	$178,543	$16,727
Repurchase agreement derivatives	Interest expense	$—	$(557)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(225,557)	$(34,668)
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$1,036,570	$134,557

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$2,926,790	$2,820,612
Additions:
Resulting from loan sales	282,315	115,751
Purchases	25,760	227,772
	308,075	343,523
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(915,862)	(161,638)
Other changes in fair value (2)	(125,306)	(97,407)
Total change in fair value	(1,041,168)	(259,045)
Balance at end of quarter	$2,193,697	$2,905,090

	March 31,	December 31,
	2020	2019
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$2,163,928	$2,920,603

(1)	Principally reflects changes in discount rate and prepayment speed inputs, primarily due to changes in market interest rates, and servicing costs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$29,140	$8,681
Mortgage servicing liabilities resulting from loan sales	6,576	794
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	4,432	3,301
Other changes in fair value (2)	(10,387)	(4,932)
Total change in fair value	(5,955)	(1,631)
Balance at end of quarter	$29,761	$7,844

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Contractual servicing fees	$198,653	$166,790
Other fees:
Late charges	12,613	9,812
Other	4,850	1,661
	$216,116	$178,263

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of these operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Lease expense:
Operating leases	$3,932	$3,229
Short-term leases	256	217
Sublease income	—	(32)
Net lease expense included in Occupancy and equipment	$4,188	$3,414

Other information:
Cash payments for operating leases	$4,440	$3,846
Operating lease right-of-use assets recognized:
Upon adoption Accounting Standards Update 2016-02, Leases (Topic 842)	$—	$58,598
New leases	1,534	—
	$1,534	$58,598
Period end weighted averages:
Remaining lease term (in years)	6.9	6.3
Discount rate	4.3%	4.6%

The maturities of the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2021	$17,111
2022	15,795
2023	14,509
2024	13,755
2025	11,643
Thereafter	32,758
Total lease payments	105,571
Less imputed interest	(15,742)
Total	$89,829

As of March 31, 2020, the Company had one operating lease that has not yet commenced with an undiscounted minimum payment commitment totaling $1.5 million. The lease is expected to commence in May 2020.

Note 11—Borrowings

The borrowing facilities described throughout this Note 11 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2020.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,139,328	$1,437,957
Weighted average interest rate (1)	3.07%	4.47%
Total interest expense (2)	$25,684	$8,635
Maximum daily amount outstanding	$4,446,795	$2,152,588

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,446,795	$4,141,680
Unamortized debt issuance costs	(2,250)	(627)
	$4,444,545	$4,141,053
Weighted average interest rate	2.54%	3.29%
Available borrowing capacity (3):
Committed	$—	$125,810
Uncommitted	1,403,205	782,510
	$1,403,205	$908,320
Fair value of assets securing repurchase agreements:
Loans held for sale	$4,937,094	$4,322,789
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$99,766	$107,512
Servicing advances (4)	$182,531	$207,460
Mortgage servicing rights (4)	$2,151,501	$2,902,721
Margin deposits placed with counterparties (5)	$5,000	$5,000

(1)	Excludes the effect of amortization of net issuance costs of $1.6 million and premiums of $7.4 million for the quarters ended March 31, 2020 and 2019, respectively.
(2)

In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $9.3 million of such incentives as reductions in Interest expense during the quarter ended March 31, 2019. The master repurchase agreement expired on August 21, 2019.

(3)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(4)

Beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes described in Notes payable secured by mortgage servicing assets. The VFN financing is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2020	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,585,379
Over 30 to 90 days	2,614,849
Over 90 to 180 days	246,567
Total assets sold under agreements to repurchase	$4,446,795
Weighted average maturity (in months)	1.2

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2020:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$983,098	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC	$245,618	April 24, 2020	April 24, 2020
JP Morgan Chase Bank, N.A.	$97,688	June 1, 2020	October 9, 2020
Citibank, N.A.	$67,788	April 10, 2020	August 4, 2020
Bank of America, N.A.	$61,809	May 4, 2020	March 11, 2021
Morgan Stanley Bank, N.A.	$26,408	June 12, 2020	August 21, 2020
Royal Bank of Canada	$24,012	April 30, 2020	April 30, 2020
BNP Paribas	$15,575	June 16, 2020	July 31, 2020

(1)

The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Average balance	$247,811	$236,667
Weighted average interest rate (1)	2.64%	3.68%
Total interest expense	$1,810	$2,311
Maximum daily amount outstanding	$530,220	$548,038

(1)	Excludes the effect of amortization of facility fees totaling $173,000 and $135,000 for the quarters ended March 31, 2020 and 2019, respectively.

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$528,750	$497,948
Unamortized debt issuance costs	—	—
	$528,750	$497,948
Weighted average interest rate	2.18%	3.05%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$556,238	$523,349

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Average balance	$19,406	$5,848
Weighted average interest rate	3.36%	4.50%
Total interest expense	$167	$66
Maximum daily amount outstanding	$20,810	$6,605

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Unpaid principal balance	$18,145	$20,810
Weighted average interest rate	3.18%	3.74%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$7,392	$20,406
Capitalized software	$10,606	$12,192

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

On February 28, 2018, the Company, through PNMAC GMSR ISSUER TRUST (the “Issuer Trust”), issued an aggregate principal amount of $650 million in Term Notes (the “2018-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2018-GT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.85% per annum. The 2018-GT1 Notes will mature on February 25, 2023 or, if extended pursuant to the terms of the related indenture supplement, February 25, 2025 (unless earlier redeemed in accordance with their terms). Concurrent with issuance of the 2018-GT1 Notes, the Company also redeemed certain notes previously issued by the Issuer Trust.

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

MSR Note Payable

On February 1, 2018, the Company issued a note payable that is secured by Freddie Mac MSRs.  Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on April 24, 2020. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the quarters ended March 31, 2020 or 2019.

Notes payable are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Average balance	$1,300,000	$1,300,000
Weighted average interest rate (1)	4.43%	5.25%
Total interest expense	$14,846	$17,510
Maximum daily amount outstanding	$1,300,000	$1,300,000

(1)	Excludes the effect of amortization of debt issuance costs totaling $445,000 and $734,000 for the quarters ended March 31, 2020 and 2019, respectively.

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(5,486)	(5,930)
	$1,294,514	$1,294,070
Weighted average interest rate	4.38%	4.46%
Assets pledged to secure notes payable:
Servicing advances (1)	$182,531	$207,460
Mortgage servicing rights (1)	$2,117,619	$2,861,442

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

The primary purposes of the Amendments were to (i) extend the maturity date of the Credit Agreement to October 31, 2019; (ii) name the Company as an additional guarantor under the Credit Agreement; and (iii) release Associates from its obligations as a guarantor under the Credit Agreement. Accordingly, the obligations of the Borrower under the Credit Agreement are now guaranteed by PFSI, PNMAC Holdings, Inc., PCM and PLS, and secured by a grant by each of the referenced grantors of its respective right, title and interest in and to limited and otherwise unencumbered (other than specified permitted encumbrances) specified contract rights, specified deposit accounts, all documents and instruments related to such specified contract rights and specified deposit accounts, and any and all proceeds and products thereof. All other terms and conditions of the Credit Agreement and Guaranty remain the same in all material respects. The Company did not borrow under this facility during the quarter ended March 31, 2020 or the year ended December 31, 2019.

Corporate revolving line of credit is summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands)
Interest expense (1)	$503	$485

	March 31,	December 31,
	2020	2019
	(dollars in thousands)
Carrying value	$—	$—
Unused amount	$150,000	$150,000
Cash pledged to secure corporate revolving line of credit	$773,361	$52,599

(1)	Interest expenses represent debt issuance costs and non-utilization fees.

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

Following is a summary of ESS:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$178,586	$216,110
Issuances of excess servicing spread to PennyMac Mortgage Investment Trust pursuant to recapture agreement	379	508
Accrual of interest	1,974	3,066
Repayment	(9,308)	(10,552)
Change in fair value	(14,522)	(4,051)
Balance at end of quarter	$157,109	$205,081

Note 12—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Balance at beginning of quarter	$21,446	$21,155
Provision for losses on loans sold:
Resulting from sales of loans	3,712	1,067
Reduction in liability due to change in estimate	(1,676)	(4,210)
Losses incurred, net	(280)	(30)
Balance at end of quarter	$23,202	$17,982
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$186,517,598	$133,698,782

Note 13—Income Taxes

The Company’s effective income tax rates were 26.2% and 23.5% for the quarters ended March 31, 2020 and 2019, respectively. The increase in effective tax rate in the quarter ended March 31, 2020 compared to the same period in 2019 was due to reduced impact of the permanent and favorable tax adjustment for equity compensation in the quarter ended March 31, 2020 compared to the same period in 2019. The equity compensation deduction for tax purposes was lower by $0.4 million while the pretax income increased by $354.4 million, thereby reducing the effect of the tax adjustment on the effective tax rate.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), passed in March, 2020, introduced a number of tax law changes which are generally taxpayer favorable. Based on a preliminary analysis, the Company does not anticipate the recording of any material permanent differences resulting from the CARES Act.

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”).  The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into a corporate reorganization (the “Reorganization”), which the Company formed as a Delaware corporation on July 2, 2018, and became the top-level parent holding company for the consolidated PennyMac business on November 1, 2018, without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the Garfield Action is without merit and plans to vigorously defend the matter, which remains pending.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On April 6, 2020, the Florida State Court entered an order granting a motion to compel arbitration filed by the Company.  On April 21, 2020, BKI filed a motion for reconsideration of the order compelling arbitration. On May 6, 2020, the

Florida State Court entered an order denying BKI's motion for reconsideration. Also on May 6, 2020, BKI filed a notice of appeal with respect to both orders. While no assurance can be provided as to the ultimate outcome of BKI Complaint or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

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

The Company’s commitments to purchase and fund loans totaled $9.4 billion as of March 31, 2020.

Note 15—Stockholders’ Equity

In June 2017, the Company’s board of directors authorized a stock repurchase program under which the Company may repurchase up to $50 million of its outstanding common stock. Following is a summary of activity under the stock repurchase program:

	Quarter ended March 31,		Cumulative
	2020	2019	total (1)
	(in thousands)
Shares of common stock repurchased	238	—	1,054
Cost of shares of common stock repurchased	$4,121	$—	$19,069

(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through March 31, 2020.

Note 16—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$111,757	$(41,242)
Hedging activities	(122,666)	(8,927)
	(10,909)	(50,169)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	275,739	114,957
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(3,712)	(1,067)
Reduction in liability due to change in estimate	1,676	4,210
Change in fair value of loans and derivatives held at quarter end:
Interest rate lock commitments	178,543	16,727
Loans	(72,080)	(164)
Hedging derivatives	(102,891)	(25,741)
	266,366	58,753
From PennyMac Mortgage Investment Trust	77,916	26,023
	$344,282	$84,776

Note 17—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$1,711	$1,933
Loans held for sale at fair value	46,426	31,343
Placement fees relating to custodial funds	23,209	23,261
	71,346	56,537
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	1,218	1,796
	72,564	58,333

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	25,684	8,635
Mortgage loan participation purchase and sale agreements	1,810	2,311
Obligations under capital lease	167	66
Notes payable	15,349	17,995
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,871	4,311
Interest on mortgage loan impound deposits	1,657	1,159
	59,538	34,477
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	1,974	3,066
	61,512	37,543
	$11,052	$20,790

(1)

In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement.  The Company included $9.3 million of such incentives as reductions of Interest expense during the quarter ended March 31, 2019. The master repurchase agreement expired on August 21, 2019.

 Note 18—Stock-based Compensation

As of March 31, 2020, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Grants:
Units:
Performance-based RSUs	422	665
Stock options	273	344
Time-based RSUs	304	330
Grant date fair value:
Performance-based RSUs	$14,768	$15,253
Stock options	2,770	2,965
Time-based RSUs	10,662	7,545
Total	$28,200	$25,763
Vestings and exercises:
Performance-based RSUs vested	603	648
Stock options exercised	180	89
Time-based RSUs vested	348	291
Compensation expense	$12,368	$4,531

Note 19—Earnings Per Share of Common Stock

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

Potentially dilutive shares of common stock include non-vested stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net income	$306,243	$46,135

Weighted average basic shares of common stock outstanding	78,689	77,653
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	3,319	1,633
Weighted average shares of common stock applicable to diluted earnings per share	82,008	79,286
Basic earnings per share of common stock	$3.89	$0.59
Diluted earnings per share of common stock	$3.73	$0.58

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

	Quarter ended March 31,
	2020	2019
	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	162	1,279
Time-based RSUs	117	61
Stock options (2)	105	706
Total anti-dilutive shares and units	384	2,046
Weighted average exercise price of anti-dilutive stock options (2)	$35.03	$24.26

(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)

Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 20—Supplemental Cash Flow Information

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash paid for interest	$64,527	$33,952
Cash paid for income taxes, net	$13	$66
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$282,315	$115,751
Mortgage servicing liabilities resulting from loan sales	$6,576	$794
Unsettled portion of MSR acquisitions	$1,656	$16,291
Operating right-of-use assets recognized	$1,534	$58,598
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$379	$508
Issuance of common stock in settlement of director fees	$48	$86

Note 21—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio or loan origination volume.

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include tangible net worth of $2.5 million plus 25 basis points of the UPB of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others, and a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 600 basis points.

On January 31, 2020, FHFA proposed changes to the eligibility requirements, which would increase the tangible net worth requirement to $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced, and increase the liquidity requirement to 4 basis points of the aggregate UPB serviced for Fannie Mae and Freddie Mac and 10 basis points of the UPB serviced for Ginnie Mae plus 300 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 400 basis points.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2020		December 31, 2019
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)
	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$2,648,008	$600,991	$2,247,751	$585,674
Ginnie Mae – PLS	$2,324,574	$931,240	$1,907,398	$910,456
HUD – PLS	$2,324,574	$2,500	$1,907,398	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$875,336	$81,942	$257,794	$79,991
Ginnie Mae – PLS	$875,336	$222,121	$257,794	$216,119
Adjusted net worth / Total assets ratio
Ginnie Mae – PLS	22%	6%	19%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	25%	6%	22%	6%

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 22—Segments

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$316,635	$27,647	$344,282	$—	$344,282
Loan origination fees	57,571	—	57,571	—	57,571
Fulfillment fees from PennyMac Mortgage Investment Trust	41,940	—	41,940	—	41,940
Net loan servicing fees	—	257,808	257,808	—	257,808
Net interest income:
Interest income	26,585	45,979	72,564	—	72,564
Interest expense	20,157	41,346	61,503	9	61,512
	6,428	4,633	11,061	(9)	11,052
Management fees	—	—	—	9,055	9,055
Other	(10)	(680)	(690)	807	117
Total net revenue	422,564	289,408	711,972	9,853	721,825
Expenses	182,433	118,566	300,999	6,096	307,095
Income before provision for income taxes	$240,131	$170,842	$410,973	$3,757	$414,730
Segment assets at quarter end	$5,686,878	$5,186,188	$10,873,066	$18,067	$10,891,133

(1)	All revenues are from external customers.

	Quarter ended March 31, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total
	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$66,721	$18,055	$84,776	$—	$84,776
Loan origination fees	23,930	—	23,930	—	23,930
Fulfillment fees from PennyMac Mortgage Investment Trust	27,574	—	27,574	—	27,574
Net loan servicing fees	—	80,571	80,571	—	80,571
Net interest income (expense):
Interest income	14,369	43,964	58,333	—	58,333
Interest expense	3,915	33,621	37,536	7	37,543
	10,454	10,343	20,797	(7)	20,790
Management fees	—	—	—	7,248	7,248
Other	488	765	1,253	1,563	2,816
Total net revenue	129,167	109,734	238,901	8,804	247,705
Expenses	82,161	98,571	180,732	6,682	187,414
Income before provision for income taxes	$47,006	$11,163	$58,169	$2,122	$60,291
Segment assets at quarter end	$2,501,468	$5,299,813	$7,801,281	$17,719	$7,819,000

(1)	All revenues are from external customers.

Note 23—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

On April 1, 2020, the Company issued a series of variable funding notes, the Series 2020-SPIADVF1 Notes (“GMSR Servicing Advance Notes”), to be sold under agreement to repurchase pursuant to a Master Repurchase Agreement, dated as of April 1, 2020, with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), acting as administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as buyer (the “GMSR Servicing Advances Repurchase Agreement”).

The GMSR Servicing Advance Notes leverage an existing MSR financing facility to support a separately defined servicing advance facility within the existing structure and provide the Company enhanced ability to finance its servicing advance obligations to Ginnie Mae and its security holders as necessary and afford borrowers critical relief as required under the recently enacted CARES Act. Specifically, the GMSR Servicing Advances Repurchase Agreement provides the Company with financing secured by its servicing advances to pay, in accordance with the Ginnie Mae requirements, in the event borrowers are delinquent: (i) regularly scheduled monthly principal and bond interest to mortgage-backed securities holders; (ii) taxes, homeowner’s insurance, and other escrowed items; and (iii) other expenses related to servicing delinquent loans as specified by (A) state and federal laws and (B) government agencies, including the FHA, the VA, and the USDA.

On April 24, 2020, PLS amended and renewed its credit facilities with Credit Suisse First Boston Mortgage Capital LLC to (i) increase the borrowing capacity under the GMSR Servicing Advances Repurchase Agreement from $400 million to $600 million, all of which is committed and may be used to finance the servicing advances related to delinquent FHA, VA, and USDA loans, including delinquencies caused by forbearance in accordance with the CARES Act, and (ii) increase the maximum combined purchase price available to PLS under the Credit Suisse Credit Facilities from $2.0 billion to $2.25 billion, $1.5 billion of which is now available to finance Ginnie Mae EBO Loans.  The maximum combined purchase price of the GMSR Servicing Spread Agreement, the Fannie Mae Servicing Spread Agreement and the Freddie Mac Servicing Spread Agreement may not exceed $400 million.  After renewal, the maturity dates for the Credit Suisse Credit Facilities are April 23, 2021 or later, other than the Freddie Mac Servicing Spread Agreement, which matures on October 21, 2020.

•

On May 7, the Company announced that the board of directors declared a cash dividend of $0.12 per common share. The dividend will be paid on May 28, 2020 to common shareholders of record as of May 18, 2020.

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

One result of the consummation of the Reorganization was that our equity structure was changed to create a single class of publicly-held common stock as opposed to the two classes that were in place before the Reorganization. For tax purposes, the Reorganization was to be treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code. PNMAC Holdings’ financial statements remain our historical financial statements.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2020	2019
	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$344,282	$84,776
Loan origination fees	57,571	23,930
Fulfillment fees from PennyMac Mortgage Investment Trust	41,940	27,574
Net loan servicing fees	257,808	80,571
Net interest income	11,052	20,790
Management fees	9,055	7,248
Other	117	2,816
Total net revenue	721,825	247,705
Expenses	307,095	187,414
Income before provision for income taxes	414,730	60,291
Provision for income taxes	108,487	14,156
Net income	$306,243	$46,135
Earnings per share
Basic	$3.89	$0.59
Diluted	$3.73	$0.58
Return on average common stockholders' equity	56.0%	11.0%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$240,131	$47,006
Servicing	170,842	11,163
Total mortgage banking	410,973	58,169
Investment management	3,757	2,122
	$414,730	$60,291
During the quarter:
Interest rate lock commitments issued	$24,804,994	$10,134,199
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$16,152,543	$8,135,552
At end of quarter:
Interest rate lock commitments outstanding	$9,377,614	$3,821,942
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$231,484,161	$219,834,361
Mortgage servicing liabilities	2,635,734	1,000,403
Loans held for sale	5,276,688	2,573,121
	239,396,583	223,407,885
Subserviced for PMT	144,830,043	101,287,428
	$384,226,626	$324,695,313

Net assets of PennyMac Mortgage Investment Trust	$1,823,368	$1,727,589
Book value per share	$29.85	$21.72

During the quarter ended March 31, 2020, the United States was significantly impacted by the effects of the COVID-19 pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the pandemic. These developments have triggered an economic recession in the United States. Initial unemployment claims totaled 26 million for the five weeks ended April 18 as compared to one million for the preceding five weeks.

This sudden and significant increase in unemployment has created financial hardships for many existing borrowers. As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with substantial payment forbearance on loans we service subject to Agency securitizations. As a result of this requirement, we have seen and expect to further see a large increases in delinquencies in our servicing portfolio which will increase our cost to service those loans and require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans.

In the near term, or in subsequent quarters, we expect this development to have a negative effect on the earnings of our servicing segment before taking into account the effect of future developments on the valuation of our MSRs by, among other things, reducing servicing fee income, reducing our ability to earn gains on early buyout loans and reducing the amount of placement fees we earn on custodial deposits related to these loans, increasing our cost to service due to higher delinquency and default rates, as well as increased financing costs due to the need to advance funds on behalf of delinquent borrowers. These effects may be offset by growth in our loan servicing portfolio, increases in the servicing fees we earn from PMT for servicing the delinquent loans in its loan servicing portfolio and gains on early buyout loans as those borrowers reperform.

Before the onset of the Pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the Pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets acted to further lower market mortgage interest rates. These developments have acted to sustain heightened demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion; current forecasts estimate the origination market to approximate $2.4 trillion for 2020 and $2.2 trillion for 2021. However, the uncertainties and strains on many organizations introduced by the Pandemic have caused some market participants to scale back or exit mortgage loan production activities which, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, has allowed us to realize higher gain-on sale margins in our production segment.

The Pandemic had a substantial negative effect on the investments of PMT. As a result, PMT recognized a net loss of $595 million. Because the effects of the Pandemic began to be realized during March of 2020, its effects on the base management fees were we earn from PMT were not significant. However, we expect base management fees to be significantly reduced in future periods and we do not expect to recognize performance incentive fees for the foreseeable future because of the losses PMT incurred during the quarter ended March 31, 2020.

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects of this developing situation on our future prospects are difficult to anticipate, for further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

For the quarter ended March 31, 2020, income before provision for income taxes increased $354.4 million compared to the same period in 2019. The increase was primarily due to:

•	increases in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust); and

•	increases in Net loan servicing fees, partially offset by;

•	increases in total expenses.

The increases in production income reflect higher production volume and improved profit margins.  The increase in Net loan servicing fees was due to a  combination of increased loan servicing fees resulting from growth in our loan servicing portfolio and changes in the fair value of our MSRs, MSLs and ESS, net of hedging results, compared to the same period in 2019. The increases in total expenses were mainly due to increases in loan origination and compensation expenses, reflecting the continuing growth of our mortgage banking activities.

Net Gains on Loans Held for Sale at Fair Value

During the quarter ended March 31, 2020, we recognized Net gains on loans held for sale at fair value totaling $344.3 million, an increase of $259.5 million, compared to the same period in 2019. The increase was primarily due to the combined effects of decreasing interest rates on demand for loans and of reduced industry capacity on profit margins during 2020 as compared to 2019 as discussed above.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
From non-affiliates:
Cash loss:
Loans	$111,757	$(41,242)
Hedging activities	(122,666)	(8,927)
Total cash loss	(10,909)	(50,169)
Non-cash gain:
Change in fair value of loans and derivative financial instruments outstanding at year end:
Interest rate lock commitments	178,543	16,727
Loans	(72,080)	(164)
Hedging derivatives	(102,891)	(25,741)
	3,572	(9,178)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	275,739	114,957
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(3,712)	(1,067)
Reduction in liability due to change in estimate	1,676	4,210
Total non-cash gain	277,275	108,922
Total gains on sale from non-affiliates	266,366	58,753
From PennyMac Mortgage Investment Trust	77,916	26,023
	$344,282	$84,776
During the quarter:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$19,029,138	$8,831,495
Conventional mortgage loans	5,765,876	1,301,243
Jumbo mortgage loans	8,304	—
Home equity lines of credit	1,676	1,461
	$24,804,994	$10,134,199
At end of quarter:
Loans held for sale at fair value	$5,541,987	$2,668,929
Commitments to fund and purchase loans	$9,377,614	$3,821,942

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

Non-cash elements of gain on sale of loans

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 79%  of our gain on sale of loans at fair value for the quarters ended March 31, 2020, as compared to 128% for the quarter ended March 31, 2019. How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $3.7 million for the quarter ended March 31, 2020, compared to $1.1 million for the quarter ended March 31, 2019. We also recorded a  reduction in the liability of $1.7 million during the quarter ended March 31, 2020, compared to $4.2 million during the quarter ended March 31, 2019. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended March 31,
	2020	2019
	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified by PFSI at beginning of quarter	$15,366	$8,899
New indemnifications	879	682
Less indemnified loans sold, repaid or refinanced	—	117
Loans indemnified by PFSI at end of quarter	$16,245	$9,464
Repurchase activity:
Total loans repurchased by PFSI	$16,282	$4,064
Less:
Loans repurchased by correspondent lenders	6,153	2,920
Loans repaid by borrowers or resold with defects resolved	1,446	907
Net loans repurchased with losses chargeable to liability for representations and warranties	$8,683	$237
Net losses charged to liability for representations and warranties	$280	$30

At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$186,517,598	$133,698,782
Liability for representations and warranties	$23,202	$17,982

During the quarter ended March 31, 2020, we repurchased loans totaling $16.3 million and we recorded losses of $280,000 net of recoveries. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

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

Loan origination fees

Loan origination fees increased $33.6 million during the quarter ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to an increase in volume of loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated as a percentage of the UPB of the loans we fulfill for PMT.

Following is a summary of our fulfillment fees:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Fulfillment fee revenue	$41,940	$27,574
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$16,152,543	$8,135,552
Average fulfillment fee rate (in basis points)	26	34

Fulfillment fees increased $14.4 million during the quarter ended March 31, 2020, compared to the same period in 2019. The increase was  primarily due to an increase in PMT’s loan production volume, partially offset by an increase in discretionary reductions in the fulfillment fee rate during the quarter ended March 31, 2020, compared to the same period in 2019.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$198,653	$166,790
From PennyMac Mortgage Investment Trust	14,521	10,570
Other	28,755	22,017
	241,929	199,377
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	15,879	(118,806)
Net loan servicing fees	$257,808	$80,571
Average loan servicing portfolio	$377,294,965	$308,212,285

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Realization of cash flows	$(114,919)	$(92,475)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(920,294)	(164,939)
Change in fair value of excess servicing spread	14,522	4,051
Hedging results	1,036,570	134,557
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$15,879	$(118,806)
Average balances:
Mortgage servicing rights	$2,562,205	$2,843,028
Mortgage servicing liabilities	$29,384	$8,188
Excess servicing spread financing	$169,195	$211,661
At quarter end:
Mortgage servicing rights	$2,193,697	$2,905,090
Mortgage servicing liabilities	$29,761	$7,844
Excess servicing spread financing	$157,109	$205,081

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2020	2019
	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$173,171,678	$166,188,825
Acquired	58,312,483	59,598,279
	231,484,161	225,787,104
Mortgage servicing liabilities	2,635,734	2,758,454
Loans held for sale	5,276,688	4,724,006
	239,396,583	233,269,564
Subserviced for PMT	144,734,874	135,288,944
Total prime servicing	384,131,457	368,558,508
Special servicing for PMT	95,169	125,724
Total loans serviced	$384,226,626	$368,684,232

Net loan servicing fees increased $177.2 million during the quarter ended March 31, 2020, compared to the same period in 2019. The increase was due to an increase of $134.7 million in changes in fair value of MSRs and mortgage servicing liabilities (“MSLs”), net of hedging results and ESS fair value changes, and an increase of $42.6 million in loan servicing fees for the quarter ended March 31, 2020, resulting from an increase in our average servicing portfolio of 22% for the quarter ended March 31, 2020, compared to the same period in 2019.

As discussed above, the decreasing interest rate environment, along with expectations of higher costs to service loans in the coming months and increased returns demanded by market participants in response to the uncertainties created by the Pandemic, resulted in a 36% reduction in fair value (as measured by the December 31, 2019 fair value) of our investment in MSRs. This reduction in fair value was offset by our hedging results and change in fair value of ESS.

There can be no assurance that our hedging activities will continue to perform in a like manner in the future. As discussed above, we expect the effects of the Pandemic and the requirements of the CARES Act to reduce our servicing income and to increase our servicing expenses due to the increased number of delinquent loans, and significant levels of forbearance that we have and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the Pandemic.

Net Interest Income

Net interest income decreased $9.7 million during the quarter ended March 31, 2020, compared to the same period in 2019. The decrease was primarily due to:

•

increases in interest expense on repurchase agreements, reflecting the expiration of a master repurchase agreement in August 2019 that provided us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $9.3 million of such incentives as reductions in Interest expense during the quarter ended March 31, 2019. An increase in average borrowing balances during the quarter ended March 31, 2020 to fund a higher volume of loan inventory compared to the same period in 2019 also contributed to the increase in the interest expense; and

•

increases in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of the lower interest rates in 2020 as compared to 2019, partially offset by;

•	increases in interest income on loans held for sale due to larger average loan inventory balances during the quarter ended March 31, 2020 as compared to 2019.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$9,055	$6,109
Performance incentive	—	1,139
	$9,055	$7,248
Net assets of PMT at end of quarter	$1,823,368	$1,727,589

Management fees increased $1.8 million during the quarter ended March 31, 2020, compared to the same period in 2019.  The increase was due to an increase of $2.9 million in base management fees, reflecting the increase in PMT’s average shareholders’ equity upon which its base management fees are based, partially offset by a decrease of $1.1 million in incentive fees due to the loss PMT incurred during the quarter ended March 31, 2020 compared to the same period in 2019. As discussed above, because the effects of the Pandemic began to be realized during March of 2020, its effects on the base management fees we earn from PMT were not significant. However, in future periods we expect base management fees to be significantly reduced and we do not expect to recognize performance incentive fees for the foreseeable future because of the losses PMT incurred during the quarter ended March 31, 2020.

Expenses

Compensation

Our compensation expense is summarized below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Salaries and wages	$89,315	$67,058
Incentive compensation	45,981	19,175
Taxes and benefits	20,772	15,836
Stock and unit-based compensation	12,368	4,531
	$168,436	$106,600
Head count:
Average	4,289	3,461
Quarter end	4,458	3,459

Compensation expense increased $61.8 million during the quarter ended March 31 2020, compared to the same period in 2019. The increase was primarily due to increases in incentive compensation resulting from performance-based incentives in our mortgage banking business and higher than expected attainment of profitability targets along with increases in salaries and wages due to increased average headcounts resulting from the growth in our mortgage banking activities.

Loan origination

Loan origination expense increased $31.5 million during the quarter ended March 31, 2020, compared to the same period in 2019. The increase was primarily due to increases in wholesale brokerage fees and loan file compilation expenses, resulting from increased consumer and broker direct lending activities, as well as an increase in discounts offered to generate sufficient incentives for borrowers to refinance during the quarter ended March 31, 2020 compared to the same period during 2019.

Servicing

Servicing expenses increased $11.9 million during the quarter ended March 31, 2020, compared to the same period in 2019. The increases were primarily due to increased purchases of EBO loans from Ginnie Mae guaranteed pools for the quarter ended March 31, 2020, compared to the same period in 2019. During the quarter ended March 31, 2020, we purchased  $920.6 million in UPB of EBO loans,  compared to $351.7 million during the same period in 2019.

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

Provision for Income Taxes

Our effective income tax rate was 26.2%  during the quarter ended March 31, 2020, compared to 23.5%  during the quarter ended March 31, 2019.  The increase in effective tax rate in the quarter ended March 31, 2020 compared to the same period in 2019 was primarily due to the lower impact of the permanent and favorable tax adjustment for equity compensation in the quarter ended March 31, 2020 compared to the same period in 2019.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2020	2019
	(in thousands)
ASSETS
Cash and short-term investments	$880,710	$262,902
Loans held for sale at fair value	5,541,987	4,912,953
Servicing advances, net	299,550	331,169
Investments in and advances to affiliates	156,786	157,343
Mortgage servicing rights	2,193,697	2,926,790
Loans eligible for repurchase	980,618	1,046,527
Other	837,785	566,333
Total assets	$10,891,133	$10,204,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,973,295	$4,639,001
Long-term debt	1,469,768	1,493,466
Liability for loans eligible for repurchase	980,618	1,046,527
Income taxes payable	613,043	504,569
Other	490,280	458,947
Total liabilities	8,527,004	8,142,510
Stockholders' equity	2,364,129	2,061,507
Total liabilities and stockholders' equity	$10,891,133	$10,204,017

Total assets increased $687.1 million from $10.2 billion at December 31, 2019 to $10.9 billion at March 31, 2020. The increase was primarily due to increases of $629.0 million in loans held for sale at fair value resulting from an increase in loan production volume,  $ 690.5 million in cash, and $273.5 million in derivative assets, partially offset by a decrease of $733.1 million in MSRs. We increased our holding of cash during the quarter ended March 31, 2020 due to cash collected from our hedging activities combined with an increase in our short-term borrowings. Historically, we used excess cash to pay down borrowings, but in response to the uncertainties surrounding the Pandemic, we determined to maintain greater cash liquidity.

Total liabilities increased $384.5 million from $8.1 billion at December 31, 2019 to $8.5 billion at March 31, 2020. The increase was primarily attributable to an increase in borrowings required to finance a larger inventory of loans held for sale.

Cash Flows

Our cash flows for the nine months ended March 31, 2020 and 2019 are summarized below:

	Quarter ended March 31,
	2020	2019	Change
	(in thousands)
Operating	$(730,284)	$(134,247)	$(596,037)
Investing	1,116,225	(92,771)	1,208,996
Financing	304,519	216,007	88,512
Net increase (decrease) in cash and restricted cash	$690,460	$(11,011)	$701,471

Our cash flows resulted in a net increase  in cash and restricted cash of $690.5 million during the quarter ended March 31, 2020 as discussed below.

Operating activities

Net cash used in operating activities totaled $730.3 million during the quarter ended March 31, 2020 compared with  $134.2 million during the same period in 2019. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Quarter ended March 31,
	2020	2019
	(in thousands)
Cash flows from:
Loans held for sale	$(816,784)	$(203,401)
Other operating sources	86,500	69,154
	$(730,284)	$(134,247)

Investing activities

Net cash provided by investing activities during the quarter ended March 31, 2020 totaled $1.1 billion primarily due to  $942.0 million in net settlement of derivative financial instruments used to hedge our investment in MSRs,  and a  decrease in margin deposits of $133.0 million. Net cash used in investing activities during the quarter ended March 31, 2019 totaled $92.8 million primarily due to the purchase of MSRs totaling $211.5 million, partially offset by a $125.7 million net settlement of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash provided by financing activities totaled $304.5 million during the quarter ended March 31, 2020, primarily to finance the growth in our inventory of mortgage loans held for sale. Net cash provided by financing activities totaled $216.0 million during the quarter ended March 31, 2019, primarily to finance the growth in our inventory of mortgage loans held for sale.

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

The impact of the Pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2020	2019

Average balance	$3,139,328	$1,437,957
Maximum daily balance	$4,446,795	$2,152,588
Balance at year end	$4,446,795	$2,152,588

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

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants currently include the following:

•	positive net income during one of the two most recent calendar quarters;

•	a minimum in unrestricted cash and cash equivalents of $40 million;

•	a minimum tangible net worth of $1.25 billion;

•	a maximum ratio of total liabilities to tangible net worth of 10:1; and

•	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

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

•	a minimum of cash equal to the amount borrowed under the revolving credit agreement;

•	a minimum of unrestricted cash and cash equivalents equal to $40 million;

•	a minimum of tangible net worth of $1.25 billion;

•	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

•	a maximum ratio of total indebtedness to tangible net worth ratio of 5:1.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, as summarized below:

•

FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

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

On January 31, 2020, FHFA proposed changes to the eligibility requirements, which would increase the tangible net worth requirement to $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced, and increase the liquidity requirement to 4 basis points of the aggregate UPB serviced for Fannie Mae and Freddie Mac and 10 basis points of the UPB serviced for Ginnie Mae plus 300 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 4% of total Agency servicing UPB.

We believe that we are currently in compliance with the applicable Agency requirements.

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS is based on the current fair value of such ESS and amounts received on the underlying mortgage loans.

In June 2017, our board of directors approved a stock repurchase program that allows us to repurchase up to $50 million of our common stock using open market stock purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. We intend to finance the stock repurchase program through cash on hand. From inception through March 31, 2020, we have repurchased $19.1 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2020, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2020, we had contractual obligations aggregating $16.2 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years
	(in thousands)
Commitments to purchase and originate loans	$9,377,614	$9,377,614	$—	$—	$—
Short-term debt	4,975,545	4,975,545	—	—	—
Long-term debt	1,475,254	7,677	660,468	650,000	157,109
Interest on long-term debt	233,173	66,321	126,480	21,156	19,216
Office leases	107,070	17,739	30,798	25,649	32,884
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,158	12,192	—	—	33,966
Total	$16,214,814	$14,457,088	$817,746	$696,805	$243,175

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2020, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)
	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$1,483,516	$1,650,000	$300,000	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$600,000	$600,000	April 23, 2021
JPMorgan Chase Bank, N.A.	$870,965	$750,000	$50,000	October 9, 2020
Citibank, N.A.	$657,315	$700,000	$300,000	August 4, 2020
Bank of America, N.A.	$643,834	$800,000	$500,000	March 11, 2021
Morgan Stanley Bank, N.A.	$293,813	$800,000	$100,000	August 21, 2020
Royal Bank of Canada	$250,919	$350,000	$20,000	July 31, 2020
BNP Paribas	$196,433	$200,000	$100,000	July 31, 2020
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$528,750	$550,000	$—	March 11, 2021
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Credit Suisse AG	$—	$150,000	$—	October 30, 2020
Credit Suisse AG (3)	$—	$—	$—	October 21, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$18,145	$25,000	$—	June 13, 2022

(1)	Outstanding indebtedness as of March 31, 2020.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)

The borrowing of $50 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $600 million, less any amount utilized under the Credit Suisse AG note payable and an  agreement to repurchase relating to the financing of Fannie Mae MSRs.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2020:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$983,098	April 26, 2020	April 26, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$245,618	April 24, 2020	April 24, 2020
JP Morgan Chase Bank, N.A.	$97,688	June 1, 2020	October 9, 2020
Citibank, N.A.	$67,788	April 10, 2020	August 4, 2020
Bank of America, N.A.	$61,809	May 4, 2020	March 11, 2021
Morgan Stanley Bank, N.A.	$26,408	June 12, 2020	August 21, 2020
Royal Bank of Canada	$24,012	April 30, 2020	April 30, 2020
BNP Paribas	$15,575	June 16, 2020	July 31, 2020

(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between March 31, 2020 and the date of this Report have been renewed or extended and are described in Note 11—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2020, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,361,847	$2,274,488	$2,233,317	$2,155,546	$2,118,785	$2,049,152
Change in fair value:
$	$168,150	$80,791	$39,620	$(38,151)	$(74,912)	$(144,545)
%	7.7%	3.7%	1.8%	(1.7)%	(3.4)%	(6.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,473,758	$2,326,093	$2,258,122	$2,132,574	$2,074,531	$1,966,885
Change in fair value:
$	$280,061	$132,396	$64,425	$(61,123)	$(119,166)	$(226,812)
%	12.8%	6.0%	2.9%	(2.8)%	(5.4)%	(10.3)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$2,293,679	$2,243,688	$2,218,692	$2,168,702	$2,143,706	$2,093,716
Change in fair value:
$	$99,981	$49,991	$24,995	$(24,995)	$(49,991)	$(99,981)
%	4.6%	2.3%	1.1%	(1.1)%	(2.3)%	(4.6)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of March 31, 2020, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$164,444	$160,695	$158,882	$155,375	$153,677	$150,390
Change in fair value:
$	$7,335	$3,586	$1,773	$(1,735)	$(3,432)	$(6,719)
%	4.7%	2.3%	1.1%	(1.1)%	(2.2)%	(4.3)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)

Fair value	$173,255	$164,819	$160,879	$153,500	$150,043	$143,549
Change in fair value:
$	$16,146	$7,709	$3,769	$(3,609)	$(7,066)	$(13,561)
%	10.3%	4.9%	2.4%	(2.3)%	(4.5)%	(8.6)%

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

Management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no changes in our internal control over financial reporting since December 31, 2019 that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

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

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On April 6, 2020, the Florida State Court entered an order granting a motion to compel arbitration filed by the Company. On April 21, 2020, BKI filed a motion for reconsideration of the order compelling arbitration. On May 6, 2020, the Florida State Court entered an order denying BKI's motion for reconsideration. Also on May 6, 2020, BKI filed a notice of appeal with respect to both orders. While no assurance can be provided as to the ultimate outcome of the BKI Complaint or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020, except for the following:

Our business, financial condition and results of operations have been, and will likely continue to be, adversely affected by the emergence of the COVID-19 pandemic.

The COVID-19 pandemic has created unprecedented economic, financial and public health disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition and results of operations. The extent to which COVID-19 continues to negatively affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to COVID-19.

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from COVID-19. As a result of the CARES Act forbearance requirements, we expect to record additional increases in delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the holders of the securities holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans.. We also expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of COVID-19.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the mortgage-backed securities market. The CARES Act forbearance requirements and the decline in financial markets have negatively impacted the fair value of our servicing assets. In addition, the CARES Act forbearance requirements and the decline in financial markets have materially and negatively impacted the book value of PMT and, as a result, our net assets under management. Consequently, we expect PMT base management fees to be significantly reduced, and we do not expect to earn performance incentive fees from PMT for the foreseeable future. Further market volatility may result in additional declines in the value of our servicing assets, lower base management fees and make it increasingly difficult to optimize our hedging activities. Also, our liquidity and/or regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets. In addition, if we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

We may also have difficulty accessing debt and equity capital on attractive terms, or at all, as a result of the impact of the COVID-19 pandemic, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis. This includes renewals of our existing credit facilities with our lenders who are also adversely impacted by the volatility and dislocations in the financial markets and may not be willing to continue to extend us credit on the same terms, or on favorable terms, or at all.

In addition, our business could be disrupted if we are unable to operate due to changing governmental restrictions such as travel bans and quarantines placed on our employees or operations, including, successfully operating our business from remote locations, ensuring the protection of our employees’ health and maintaining our information technology infrastructure.

Governmental authorities have taken additional measures to stabilize the financial markets and support the economy. The success of these measures are unknown and they may not be sufficient to address the current market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19. The scope and duration of COVID-19 and the efficacy of the extraordinary measures put in place to address it are currently unknown. Even after COVID-19 subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors.”

If forbearances resulting from the COVID-19 pandemic and the CARES Act are determined to be delinquent by the FHFA and the Agencies, it will significantly impact our liquidity and financial condition.

As described in Liquidity and Capital Resources, the FHFA establishes certain liquidity requirements for Agency and Ginnie Mae loan servicers that are generally tied to the UPB of loans serviced by such loan servicer for the Agencies. To the extent that the percentage of seriously delinquent loans ("SDQ"), i.e., loans that are 90 days or more delinquent, exceeds defined thresholds, the liquidity requirements for loan servicers increase materially. If the FHFA and the Agencies determine that forbearances resulting from COVID-19 are delinquent for the purposes of the SDQ thresholds and the associated liquidity requirements, we expect that the significant number of such forbearances will result in delinquencies that exceed the SDQ thresholds. Exceeding such SDQ thresholds would result in substantially higher liquidity requirements, as well as a reduction in the advance rates applicable to our MSR financing structure that are tied to such SDQ thresholds, all of which may materially impact our results of operations and financial condition, and the market value of our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2020.

The following table summarizes information about our stock repurchases during the quarter ended March 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2020 – January 31, 2020	—	$—	—	$35,051,668
February 1, 2020 – February 29, 2020	—	$—	—	$35,051,668
March 1, 2020 – March 31, 2020	238,133	$17.31	238,133	$30,930,481
Total	283,133	$17.31	283,133	$30,930,481

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

10.1#	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.2#	Master Repurchase Agreement, dated as of December 19, 2016, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.	8-K	December 21, 2016

10.3#	Master Repurchase Agreement, dated as of December 19, 2016, by and among, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.4#	Guaranty, dated as of December 19, 2016, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	10-Q	November 7, 2017

10.5	Amended and Restated Stockholder Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and HC Partners, LLC.	8-K12B	November 1, 2018

10.6

Second Amended and Restated Stockholder Agreement, dated February 12, 2020, by and among PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.) and BlackRock Mortgage Ventures, LLC.

		8-K	February 13, 2020

10.7

Amendment No. 8 to the Third Amended and Restated Master Repurchase Agreement, dated as of March 6, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	March 11, 2020

10.8

Amendment No. 9 to the Third Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	April 7, 2020

10.9

Amendment No. 10 to Third Amended and Restated Master Repurchase Agreement, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.10	Master Repurchase Agreement, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.	8-K	April 7, 2020

10.11	Amended and Restated Guaranty, dated April 1, 2020, made by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	April 7, 2020

10.12

Series 2020-SPIADVF1 Indenture Supplement, dated as of April 1, 2020, to Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 7, 2020

10.13

Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		8-K	April 7, 2020

10.14	Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	April 7, 2020

10.15

Amendment No. 2 to Master Repurchase Agreement, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

*

10.16

Joint Amendment No. 2 to Loan and Security Agreement and Amendment No. 1 to Pricing Side Letter, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Private National Mortgage Acceptance Company, LLC and PennyMac Loan Services, LLC.

*

10.17^

Joint Amendment No. 1 to the Series 2020-SPIADVF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse Ag, Cayman Islands Branch and PennyMac Loan Services, LLC.

*

10.18^

Joint Amendment No. 3 to the Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

*

10.19^

Joint Amendment No. 1 to the MSR PC Repo Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.20	Consent Letter regarding Series 2020-SPIADVF1 Indenture Supplement, dated as of April 24, 2020, by and among PennyMacLoan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.	*

10.21^

Amendment No. 2 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 24, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

*

10.22^

Joint Amendment No. 3 to Loan and Security Agreement and Amendment No. 2 to Pricing Side Letter, dated as of April 24, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Private National Mortgage Acceptance Company, LLC and PennyMac Loan Services, LLC.

*

10.23†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2020).	*

10.24†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	*

10.25†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non Employee Directors (2020).	*

10.26†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	*

10.27†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	*

10.28†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2020 and March 31, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2020 and March 31, 2019, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2020 and March 31, 2019 and (v) the Notes to the Consolidated Financial Statements.

#     Refiled herewith to provide an updated hyperlink to the appropriate prior filing.

^     Portions of the exhibit have been redacted.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 7, 2020	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: May 7, 2020	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Senior Managing Director and Chief Financial Officer