Form 10-Q
period 2020-06-30
PennyMac Financial Services, Inc.
filed 2020-08-06
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2020
Common Stock, $0.0001 par value	72,390,922

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

●	projections of our revenues, income, earnings per share, capital structure or other financial items;
●	descriptions of our plans or objectives for future operations, products or services;
●	forecasts of our future economic performance, interest rates, profit margins and our share of future markets; and
●	descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	our exposure to risks of loss resulting from adverse weather conditions, civil unrest, man-made or natural disasters, the effect of climate change, and pandemics, such as COVID-19;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes to government mortgage modification programs;

●	certain banking regulations that may limit our business activities;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in growing loan production volume;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	any required additional capital and liquidity to support business growth that may not be available on acceptable terms, if at all;

●	changes in prevailing interest rates;

●	increases in loan delinquencies and defaults;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our recent growth;

●	our ability to effectively identify, manage, monitor and mitigate financial risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2020	2019

	(in thousands, except share amounts)
ASSETS
Cash (includes $896,058 and $52,599 pledged to creditors)	$910,257	$188,291
Short-term investments at fair value	7,746	74,611
Loans held for sale at fair value (includes $4,873,662 and $4,846,138 pledged to creditors)	4,918,253	4,912,953
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	90,101	107,512
Derivative assets	400,302	159,686
Servicing advances, net (includes valuation allowance of $102,497 and $82,157; $197,094 and $207,460 pledged to creditors)	282,285	331,169
Mortgage servicing rights at fair value (includes $2,209,928 and $2,920,603 pledged to creditors)	2,213,539	2,926,790
Operating lease right-of-use assets	73,571	73,090
Investment in PennyMac Mortgage Investment Trust at fair value	1,310	1,672
Receivable from PennyMac Mortgage Investment Trust	44,329	48,159
Loans eligible for repurchase	13,762,157	1,046,527
Other (includes $141,417 and $32,598 pledged to creditors)	522,625	333,557
Total assets	$23,226,475	$10,204,017

Assets sold under agreements to repurchase	$3,759,315	$4,141,053
Mortgage loan participation purchase and sale agreements	536,395	497,948
Obligations under capital lease	16,749	20,810
Notes payable secured by mortgage servicing assets	1,294,949	1,294,070
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	151,206	178,586
Derivative liabilities	21,154	22,330
Operating lease liabilities	93,605	91,320
Accounts payable and accrued expenses	216,399	175,273
Mortgage servicing liabilities at fair value	29,858	29,140
Payable to PennyMac Mortgage Investment Trust	56,558	73,280
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,158	46,158
Income taxes payable	736,870	504,569
Liability for loans eligible for repurchase	13,762,157	1,046,527
Liability for losses under representations and warranties	25,909	21,446
Total liabilities	20,747,282	8,142,510

Commitments and contingencies – Note 15

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 72,358,167 and 78,515,047 shares, respectively	7	8
Additional paid-in capital	1,113,412	1,335,107
Retained earnings	1,365,774	726,392
Total stockholders' equity	2,479,193	2,061,507
Total liabilities and stockholders’ equity	$23,226,475	$10,204,017

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$687,765	$111,222	$954,131	$169,975
From PennyMac Mortgage Investment Trust	(5,592)	36,311	72,324	62,334
	682,173	147,533	1,026,455	232,309
Loan origination fees:
From non-affiliates	54,660	33,822	108,251	55,509
From PennyMac Mortgage Investment Trust	4,288	3,102	8,268	5,345
	58,948	36,924	116,519	60,854
Fulfillment fees from PennyMac Mortgage Investment Trust	52,815	29,590	94,755	57,164
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	199,178	180,753	397,831	347,543
From PennyMac Mortgage Investment Trust	15,533	11,568	30,054	22,138
Other	28,543	26,008	57,298	48,025
	243,254	218,329	485,183	417,706
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(205,789)	(365,979)	(1,241,002)	(623,393)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	636	3,604	15,158	7,655
Hedging results	(15,764)	203,180	1,020,806	337,737
	(220,917)	(159,195)	(205,038)	(278,001)
Net loan servicing fees	22,337	59,134	280,145	139,705
Net interest (expense) income:
Interest income:
From non-affiliates	46,526	69,208	117,872	125,745
From PennyMac Mortgage Investment Trust	792	1,692	2,010	3,488
	47,318	70,900	119,882	129,233
Interest expense:
To non-affiliates	50,835	50,157	110,373	84,634
To PennyMac Mortgage Investment Trust	2,372	2,767	4,346	5,833
	53,207	52,924	114,719	90,467
Net interest (expense) income	(5,889)	17,976	5,163	38,766
Management fees from PennyMac Mortgage Investment Trust	8,288	8,832	17,343	16,080
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	543	119	(314)	311
Results of real estate acquired in settlement of loans	296	743	(411)	1,017
Other	2,123	2,126	3,804	4,476
Total net revenues	821,634	302,977	1,543,459	550,682
Expenses
Compensation	179,886	114,717	348,322	221,317
Servicing	56,503	29,008	98,669	59,301
Loan origination	50,921	23,071	96,925	37,568
Technology	21,905	16,080	41,012	32,046
Professional services	12,500	6,313	25,904	12,194
Occupancy and equipment	8,293	7,042	16,331	13,818
Other	11,264	7,156	21,204	14,557
Total expenses	341,272	203,387	648,367	390,801
Income before provision for income taxes	480,362	99,590	895,092	159,881
Provision for income taxes	127,685	26,894	236,172	41,050
Net income	$352,677	$72,696	$658,920	$118,831
Earnings per share
Basic	$4.53	$0.93	$8.42	$1.52
Diluted	$4.39	$0.92	$8.11	$1.50
Weighted average shares outstanding
Basic	77,790	78,335	78,240	77,996
Diluted	80,424	79,318	81,241	79,301
Dividend declared per share	$0.12	$—	$0.24	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2020	79,190	$8	$1,341,219	$1,022,902	$2,364,129
Net income	—	—	—	352,677	352,677
Stock-based compensation	141	—	9,306	—	9,306
Issuance of common stock in settlement of directors' fees	2	—	48	—	48
Repurchase of common stock	(6,975)	(1)	(237,161)	—	(237,162)
Common stock dividend ($0.12 per share)	—	—	—	(9,805)	(9,805)
Balance, June 30, 2020	72,358	$7	$1,113,412	$1,365,774	$2,479,193

	Quarter ended June 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2019	78,318	$8	$1,311,914	$389,270	$1,701,192
Net income	—	—	—	72,696	72,696
Stock-based compensation	36	—	6,115	—	6,115
Issuance of common stock in settlement of directors' fees	2	—	50	—	50
Repurchase of common stock	(51)	—	(1,056)	—	(1,056)
Balance, June 30, 2019	78,305	$8	$1,317,023	$461,966	$1,778,997

	Six months ended June 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2019	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	658,920	658,920
Stock-based compensation	1,053	—	19,491	—	19,491
Issuance of common stock in settlement of directors' fees	3	—	96	—	96
Repurchase of common stock	(7,213)	(1)	(241,282)	—	(241,283)
Common stock dividends ($0.24 per share)	—	—	—	(19,538)	(19,538)
Balance, June 30, 2020	72,358	$7	$1,113,412	$1,365,774	$2,479,193

	Six months ended June 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2018	77,494	$8	$1,310,648	$343,135	$1,653,791
Net income	—	—	—	118,831	118,831
Stock-based compensation	856	—	7,295	—	7,295
Issuance of common stock in settlement of directors' fees	6	—	136	—	136
Repurchase of common stock	(51)	—	(1,056)	—	(1,056)
Balance, June 30, 2019	78,305	$8	$1,317,023	$461,966	$1,778,997

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2020	2019

	(in thousands)
Cash flow from operating activities
Net income	$658,920	$118,831
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(1,026,455)	(232,309)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	1,225,844	615,738
Hedging gains	(1,020,806)	(337,737)
Capitalization of interest and advance on loans held for sale at fair value	(33,198)	(36,550)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	4,346	5,833
Amortization of net debt issuance costs and (premiums)	5,565	(7,701)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	362	(240)
Results of real estate acquired in settlement in loans	411	(1,017)
Stock-based compensation expense	19,125	10,183
Provision for servicing advance losses	34,061	8,375
Depreciation and amortization	10,725	6,750
Amortization of right-of-use assets	6,017	4,736
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(26,112,503)	(17,956,971)
Origination of loans held for sale	(11,820,127)	(3,936,922)
Purchase of loans held for sale from non-affiliates	(1,461,210)	(589,510)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(2,995,791)	(1,995,933)
Sale to non-affiliates and principal payments of loans held for sale	40,526,005	21,186,748
Sale of loans held for sale to PennyMac Mortgage Investment Trust	2,248,869	2,218,721
Repurchase of loans subject to representations and warranties	(34,518)	(11,312)
Settlement of repurchase agreement derivatives	—	22,572
Decrease in servicing advances	2,411	26,373
Increase in receivable from PennyMac Mortgage Investment Trust	(171)	(3,092)
Sale of real estate acquired in settlement of loans	19,559	4,066
Increase in other assets	(132,288)	(1,471)
Decrease in operating lease liabilities	(6,888)	(6,004)
Increase in accounts payable and accrued expenses	39,792	5,715
Decrease in payable to PennyMac Mortgage Investment Trust	(24,761)	(40,607)
Increase in income taxes payable	232,301	40,790
Net cash provided by (used in) operating activities	365,597	(881,945)
Cash flow from investing activities
Decrease in short-term investments	66,865	42,282
Net change in assets purchased from PMT under agreement to resell	17,411	12,309
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	995,223	327,544
Purchase of mortgage servicing rights	(24,707)	(217,942)
Purchase of furniture, fixtures, equipment and leasehold improvements	(3,472)	(4,405)
Acquisition of capitalized software	(33,270)	(18,238)
(Increase) decrease in margin deposits	(31,913)	18,889
Net cash provided by investing activities	986,137	160,439
Cash flow from financing activities
Sale of assets under agreements to repurchase	39,561,048	20,955,022
Repurchase of assets sold under agreements to repurchase	(39,933,232)	(20,141,847)
Issuance of mortgage loan participation purchase and sale certificates	11,548,130	11,375,849
Repayment of mortgage loan participation purchase and sale certificates	(11,509,683)	(11,385,036)
Advance of obligations under capital lease	—	25,123
Repayment of obligations under capital lease	(4,061)	(3,433)
Repayment of excess servicing spread financing	(17,430)	(21,082)
Payment of debt issuance costs	(14,240)	(3,064)
Issuance of common stock pursuant to exercise of stock options	5,631	1,746
Payment of withholding taxes relating to stock-based compensation	(5,265)	(4,634)
Payment of dividend to holders of common stock	(19,538)	—
Repurchase of common stock	(241,283)	(1,056)
Net cash (used in) provided by financing activities	(629,923)	797,588
Net increase in cash and restricted cash	721,811	76,082
Cash and restricted cash at beginning of period	188,578	155,924
Cash and restricted cash at end of period	$910,389	$232,006
Cash and restricted cash at end of period are comprised of the following:
Cash	$910,257	$231,388
Restricted cash included in Other assets	132	618
	$910,389	$232,006

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage and home equity loan production and servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of PennyMac Mortgage Investment Trust (“PMT”), a real estate mortgage investment trust that invests primarily in mortgage-related assets. PennyMac’s primary wholly owned subsidiaries are:

●	PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage and home equity loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage and home equity loans and engages in other mortgage banking activities for its own account and the account of PMT.

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

●	PNMAC Capital Management, LLC (“PCM”)— a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2020. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Certain asset amounts separately presented in prior periods have been reclassified to Other assets to conform to the current period presentation. Such amounts are detailed in Note 11—Other Assets.

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

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), management fees, net interest, and change in fair value of investment in and dividends received from PMT) totaled 9% and 31% of total net revenue for the quarters ended June 30, 2020 and 2019, respectively, and 15% and 31% for the six months ended June 30, 2020 and 2019, respectively.

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

Through June 30, 2020, pursuant to the terms of an MSR recapture agreement by and between the Company and PMT, if the Company refinanced mortgage loans for which PMT previously held the MSRs, the Company was generally required to transfer and convey to PMT cash in an amount equal to 30% of the fair market value of the MSRs related to all such mortgage loans. On June 30, 2020, the MSR recapture agreement was amended and restated for a term of five years (the “2020 MSR Recapture Agreement”).

Effective July 1, 2020, the 2020 MSR Recapture agreement changes the recapture fee payable by the Company to a tiered amount equal to 40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate,” 35% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 15% and up to 30%, and 30% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 30%. The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has further agreed to allocate sufficient resources to target a recapture rate of 15%.

Through June 30, 2020, pursuant to the terms of a mortgage banking services agreement, the Company provided PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it received a monthly fulfillment fee. Pursuant to the terms of the mortgage banking services agreement, the monthly fulfillment fee was an amount equal to:

a)	no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus
b)	in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee shall be due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage-Backed Securities (“MBS”) Guide.

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company. The Company purchases these mortgage loans “as is” and without recourse of any kind from PMT; however, where the Company has a claim for repurchase, indemnity or otherwise as against a correspondent seller, the Company is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

On June 30, 2020, the mortgage banking services agreement was amended and restated for a term of five years (the “2020 MBS Agreement”). Effective July 1, 2020, the fulfillment fees and sourcing fees provided for in the 2020 MBS Agreement receivable were revised as follows:

●	Fulfillment fees shall not exceed the following:
(i)the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $315 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
(ii)$355 multiplied by the number of purchased loans up to the and including 16,500 per quarter and $195 multiplied by the number of purchased loans exceeding 16,500 per quarter, plus
(iii)$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

●	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days loans are held by PMT before purchase by PLS.

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$70	$37,719	$81,294	$64,865
Mortgage servicing rights and excess servicing spread recapture incurred	(5,662)	(1,408)	(8,970)	(2,531)
	$(5,592)	$36,311	$72,324	$62,334
Sale of loans held for sale to PMT	$2,742	$1,334,211	$2,248,869	$2,218,721

Tax service fees earned from PMT included in Loan origination fees	$4,288	$3,102	$8,268	$5,345

Fulfillment fee revenue	$52,815	$29,590	$94,755	$57,164
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$18,899,695	$10,741,078	$35,052,238	$18,876,630

Sourcing fees paid to PMT	$3,324	$3,155	$7,485	$5,149
Unpaid principal balance of loans purchased from PMT	$11,080,565	$10,514,390	$24,950,845	$17,161,728

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides servicing for PMT’s portfolio of residential mortgage loans and subservicing for its portfolio of MSRs. The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Prime Servicing

●	The base servicing fees for non-distressed loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that non-distressed loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

Special Servicing

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

●	Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

●	The Company is also entitled to certain activity-based fees for distressed loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

●	To the extent the Company facilitates rentals of PMT's REO under its REO rental program, the Company collects an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to the Company’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if the Company provides property management services directly. The Company is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

●	Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a loan on behalf of PMT and not through a third-party lender and the resulting loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

●	The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

Following is a summary of loan servicing and property management fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$607	$385	$1,143	$624
Loans at fair value	188	617	488	1,080
Mortgage servicing rights	14,738	10,566	28,423	20,434
	$15,533	$11,568	$30,054	$22,138
Property management fees received from PMT included in Other income	$—	$102	$—	$225

On June 30, 2020, the Servicing Agreement was amended and restated for a term of five years (the “2020 Servicing Agreement”). The terms of the 2020 Servicing agreement are substantially similar to those in the prior servicing agreement except that they now include certain fees relating to forbearance and modification activities required as a result of the COVID-19 pandemic.

Investment Management Activities

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with the investment policies that are approved and monitored by its board of trustees, for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average shareholders’ equity in excess of $5 billion.

●	The performance incentive fee is calculated quarterly at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the rolling four-quarter period.

The “high watermark” is the quarterly adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “equity”) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the “Target Yield”) for the four quarters then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for the Company to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s “net income” over (or under) the Target Yield, until the “net income” in excess of the Target Yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Base management	$8,288	$6,839	$17,343	$12,948
Performance incentive	—	1,993	—	3,132
	$8,288	$8,832	$17,343	$16,080

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, the Company was reimbursed $120,000 per fiscal quarter through June 30, 2020, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

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

On June 30, 2020, the Management Agreement was amended and restated for a term of five years (the “2020 Management Agreement”). The terms of the 2020 Management Agreement are materially consistent with those of the prior management agreement, except that, effective July 1, 2020, PMT’s reimbursement of PCM’s and its affiliate’s compensation expenses was increased from $120,000 to $165,000 per fiscal quarter.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,585	$1,276	$3,125	$2,512
Compensation	120	120	240	240
Expenses incurred on PMT's behalf, net	1,438	489	2,709	1,059
	$3,143	$1,885	$6,074	$3,811
Payments and settlements during the quarter (1)	$136,352	$28,031	$170,035	$43,220
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $0 and $144,000 in reimbursement of underwriting fees from PMT during the quarters ended June 30, 2020 and 2019, respectively, and $211,000 and $219,000 during the six months ended June 30, 2020 and 2019, respectively.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$792	$1,692	$2,010	$3,488
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$30	$35	$48	$71
Change in fair value of investment	513	84	(362)	240
	$543	$119	$(314)	$311

	June 30,	December 31,
	2020	2019

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$90,101	$107,512
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,310	$1,672
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Excess servicing spread financing:
Balance at beginning of period	$157,109	$205,081	$178,586	$216,110
Issuance pursuant to recapture agreement	483	442	862	950
Accrual of interest	2,372	2,767	4,346	5,833
Repayment	(8,122)	(10,530)	(17,430)	(21,082)
Change in fair value	(636)	(3,604)	(15,158)	(7,655)
Balance at end of period	$151,206	$194,156	$151,206	$194,156
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$535	$393	$916	$882

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2020	2019

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$11,867	$3,724
Fulfillment fees	11,549	18,285
Management fees	8,288	10,579
Correspondent production fees	7,746	10,606
Servicing fees	4,824	4,659
Interest on assets purchased under agreements to resell	45	85
Conditional reimbursement	10	221
	$44,329	$48,159
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$53,100	$70,520
Mortgage servicing rights recapture payable	202	149
Other	3,256	2,611
	$56,558	$73,280

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

Based on the PennyMac unitholder exchanges to date, the Company has recorded a $46.2 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2020 and December 31, 2019. The Company did not make any payments under the tax receivable agreement during the quarters ended June 30, 2020 and 2019.

.

Note 5—Loan Sales and Servicing Activities

The Company, through PLS, originates or purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cash flows:
Sales proceeds	$21,188,988	$12,650,318	$40,526,005	$21,186,748
Servicing fees received (1)	$158,871	$140,416	$325,427	$277,564
Net servicing advances (recoveries)	$12,311	$(8,012)	$(2,898)	$(32,188)
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	June 30,	December 31,
	2020	2019

	(in thousands)
Unpaid principal balance of loans outstanding	$182,319,317	$168,842,011
Delinquencies:
30-89 days	$12,396,411	$7,947,560
90 days or more:
Not in foreclosure	$16,046,569	$3,237,563
In foreclosure	$718,689	$888,136
Foreclosed	$14,920	$15,387
Bankruptcy	$1,384,075	$1,343,816

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	June 30, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$182,319,317	$—	$182,319,317
Purchased	53,618,932	—	53,618,932
	235,938,249	—	235,938,249
PennyMac Mortgage Investment Trust	—	147,695,455	147,695,455
Loans held for sale	4,672,171	—	4,672,171
	$240,610,420	$147,695,455	$388,305,875
Delinquent loans (1):
30 days	$7,589,181	$1,826,444	$9,415,625
60 days	8,073,130	2,951,365	11,024,495
90 days or more:
Not in foreclosure	20,428,946	5,429,224	25,858,170
In foreclosure	954,312	48,033	1,002,345
Foreclosed	18,596	56,826	75,422
	$37,064,165	$10,311,892	$47,376,057
Bankruptcy	$1,953,297	$156,561	$2,109,858
Delinquent loans in COVID-19 related forbearance:
30 days	$4,289,993	$1,213,623	$5,503,616
60 days	6,721,454	2,534,691	9,256,145
90 days or more not in foreclosure	16,108,414	4,527,397	20,635,811
	$27,119,861	$8,275,711	$35,395,572
Custodial funds managed by the Company (2)	$8,108,221	$5,339,922	$13,448,143
(1)	Includes delinquent loans in COVID-19 related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) of 2020.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2019
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$168,842,011	$—	$168,842,011
Purchased	59,703,547	—	59,703,547
	228,545,558	—	228,545,558
PennyMac Mortgage Investment Trust	—	135,414,668	135,414,668
Loans held for sale	4,724,006	—	4,724,006
	$233,269,564	$135,414,668	$368,684,232
Delinquent loans:
30 days	$7,987,132	$857,660	$8,844,792
60 days	2,490,797	172,263	2,663,060
90 days or more:
Not in foreclosure	4,070,482	274,592	4,345,074
In foreclosure	1,113,806	68,331	1,182,137
Foreclosed	18,315	89,421	107,736
	$15,680,532	$1,462,267	$17,142,799
Bankruptcy	$1,898,367	$136,818	$2,035,185
Custodial funds managed by the Company (1)	$6,412,291	$2,529,984	$8,942,275
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2020	2019

	(in thousands)
California	$57,483,007	$57,311,867
Florida	31,896,387	28,940,696
Texas	30,394,027	27,909,821
Virginia	23,467,173	22,115,619
Maryland	17,783,314	16,829,320
All other states	227,281,967	215,576,909
	$388,305,875	$368,684,232

Note 6—Fair Value

Most of the Company’s assets and certain of its liabilities are measured at or based on their fair values. The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the significant inputs used to determine fair value. These levels are:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.

●	Level 3— Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$7,746	$—	$—	$7,746
Loans held for sale at fair value	—	4,256,534	661,719	4,918,253
Derivative assets:
Interest rate lock commitments	—	—	369,455	369,455
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	93,136	—	93,136
Forward sales contracts	—	5,271	—	5,271
MBS put options	—	8,543	—	8,543
Swaptions	—	5,318	—	5,318
Put options on interest rate futures purchase contracts	273	—	—	273
Call options on interest rate futures purchase contracts	3,438	—	—	3,438
Total derivative assets before netting	3,711	112,268	377,642	493,621
Netting	—	—	—	(93,319)
Total derivative assets	3,711	112,268	377,642	400,302
Mortgage servicing rights at fair value	—	—	2,213,539	2,213,539
Investment in PennyMac Mortgage Investment Trust	1,310	—	—	1,310
	$12,767	$4,368,802	$3,252,900	$7,541,150
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$151,206	$151,206
Derivative liabilities:
Interest rate lock commitments	—	—	1,391	1,391
Forward purchase contracts	—	4,184	—	4,184
Forward sales contracts	—	109,371	—	109,371
MBS put options	—	2	—	2
Total derivative liabilities before netting	—	113,557	1,391	114,948
Netting	—	—	—	(93,794)
Total derivative liabilities	—	113,557	1,391	21,154
Mortgage servicing liabilities at fair value	—	—	29,858	29,858
	$—	$113,557	$182,455	$202,218

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$74,611	$—	$—	$74,611
Loans held for sale at fair value	—	4,529,075	383,878	4,912,953
Derivative assets:
Interest rate lock commitments	—	—	138,511	138,511
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	12,364	—	12,364
Forward sales contracts	—	17,097	—	17,097
MBS put options	—	3,415	—	3,415
Swaptions	—	2,409	—	2,409
Put options on interest rate futures purchase contracts	3,945	—	—	3,945
Call options on interest rate futures purchase contracts	1,469	—	—	1,469
Total derivative assets before netting	5,414	35,285	146,698	187,397
Netting	—	—	—	(27,711)
Total derivative assets	5,414	35,285	146,698	159,686
Mortgage servicing rights at fair value	—	—	2,926,790	2,926,790
Investment in PennyMac Mortgage Investment Trust	1,672	—	—	1,672
	$81,697	$4,564,360	$3,457,366	$8,075,712
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$178,586	$178,586
Derivative liabilities:
Interest rate lock commitments	—	—	1,861	1,861
Forward purchase contracts	—	19,040	—	19,040
Forward sales contracts	—	18,045	—	18,045
Total derivative liabilities before netting	—	37,085	1,861	38,946
Netting	—	—	—	(16,616)
Total derivative liabilities	—	37,085	1,861	22,330
Mortgage servicing liabilities at fair value	—	—	29,140	29,140
	$—	$37,085	$209,587	$230,056

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of these items for the quarter and six month periods ended June 30, 2020 and 2019:

	Quarter ended June 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, March 31, 2020	$806,587	$315,194	$8,187	$2,193,697	$3,323,665
Purchases and issuances, net	288,856	496,149	—	—	785,005
Capitalization of interest and advances	14,994	—	—	—	14,994
Sales and repayments	(60,364)	—	—	—	(60,364)
Mortgage servicing rights resulting from loan sales	—	—	—	225,534	225,534
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,132	—	—	—	1,132
Other factors	—	297,198	—	(205,692)	91,506
	1,132	297,198	—	(205,692)	92,638
Transfers from Level 3 to Level 2	(389,486)	—	—	—	(389,486)
Transfers of interest rate lock commitments to loans held for sale	—	(740,477)	—	—	(740,477)
Balance, June 30, 2020	$661,719	$368,064	$8,187	$2,213,539	$3,251,509
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2020	$(717)	$368,064	$—	$(205,692)	$161,655
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, March 31, 2020	$157,109	$29,761	$186,870
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	483	—	483
Accrual of interest	2,372	—	2,372
Repayments	(8,122)	—	(8,122)
Mortgage servicing liabilities resulting from loan sales	—	—	—
Changes in fair value included in income	(636)	97	(539)
Balance, June 30, 2020	$151,206	$29,858	$181,064
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2020	$(636)	$97	$(539)

	Quarter ended June 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, March 31, 2019	$455,533	$66,065	$24,632	$2,905,090	$3,451,320
Purchases (purchase adjustments) and issuances, net	891,146	119,880	3,662	(373)	1,014,315
Sales and repayments	(656,033)	—	(11,136)	—	(667,169)
Mortgage servicing rights resulting from loan sales	—	—	—	183,331	183,331
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(186)	—	—	—	(186)
Other factors	—	96,773	(1,143)	(367,713)	(272,083)
	(186)	96,773	(1,143)	(367,713)	(272,269)
Transfers from Level 3 to Level 2	(471,599)	—	—	—	(471,599)
Transfers to real estate acquired in settlement of loans	(863)	—	—	—	(863)
Transfers of interest rate lock commitments to loans held for sale	—	(170,942)	—	—	(170,942)
Balance, June 30, 2019	$217,998	$111,776	$16,015	$2,720,335	$3,066,124
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2019	$(3,911)	$111,776	$244	$(367,713)	$(259,604)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, March 31, 2019	$205,081	$7,844	$212,925
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	442	—	442
Accrual of interest	2,767	—	2,767
Repayments	(10,530)	—	(10,530)
Mortgage servicing liabilities resulting from loan sales	—	6,838	6,838
Changes in fair value included in income	(3,604)	(1,734)	(5,338)
Balance, June 30, 2019	$194,156	$12,948	$207,104
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2019	$(3,604)	$(1,734)	$(5,338)

	Six months ended June 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	1,930,087	838,129	—	25,760	2,793,976
Capitalization of interest and advances	33,021	—	—	—	33,021
Sales and repayments	(799,292)	—	—	—	(799,292)
Mortgage servicing rights resulting from loan sales	—	—	—	507,849	507,849
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,391)	—	—	—	(6,391)
Other factors	—	497,116	—	(1,246,860)	(749,744)
	(6,391)	497,116	—	(1,246,860)	(756,135)
Transfers from Level 3 to Level 2	(878,893)	—	—	—	(878,893)
Transfers to real estate acquired in settlement of loans	(691)	—	—	—	(691)
Transfers of interest rate lock commitments to loans held for sale	—	(1,103,831)	—	—	(1,103,831)
Balance, June 30, 2020	$661,719	$368,064	$8,187	$2,213,539	$3,251,509
Changes in fair value recognized during the period relating to assets still held at June 30, 2020	$(563)	$368,064	$—	$(1,246,860)	$(879,359)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	862	—	862
Accrual of interest	4,346	—	4,346
Repayments	(17,430)	—	(17,430)
Mortgage servicing liabilities resulting from loan sales	—	6,576	6,576
Changes in fair value included in income	(15,158)	(5,858)	(21,016)
Balance, June 30, 2020	$151,206	$29,858	$181,064
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2020	$(15,158)	$(5,858)	$(21,016)

	Six months ended June 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	1,675,408	176,863	13,517	227,399	2,093,187
Sales and repayments	(832,335)	—	(22,572)	—	(854,907)
Mortgage servicing rights resulting from loan sales	—	—	—	299,082	299,082
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,277)	—	—	—	(6,277)
Other factors	—	156,751	(1,700)	(626,758)	(471,707)
	(6,277)	156,751	(1,700)	(626,758)	(477,984)
Transfers from Level 3 to Level 2	(876,762)	—	—	—	(876,762)
Transfers to real estate acquired in settlement of loans	(2,044)	—	—	—	(2,044)
Transfers of interest rate lock commitments to loans held for sale	—	(271,176)	—	—	(271,176)
Balance, June 30, 2019	$217,998	$111,776	$16,015	$2,720,335	$3,066,124
Changes in fair value recognized during the period relating to assets still held at June 30, 2019	$(4,380)	$111,776	$244	$(626,758)	$(519,118)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	950	—	950
Accrual of interest	5,833	—	5,833
Repayments	(21,082)	—	(21,082)
Mortgage servicing liabilities resulting from loan sales	—	7,632	7,632
Changes in fair value included in income	(7,655)	(3,365)	(11,020)
Balance, June 30, 2019	$194,156	$12,948	$207,104
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2019	$(7,655)	$(3,365)	$(11,020)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2020			2019
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

Assets:
Loans held for sale	$739,797	$—	$739,797	$172,752	$—	$172,752
Mortgage servicing rights	—	(205,692)	(205,692)	—	(367,713)	(367,713)
	$739,797	$(205,692)	$534,105	$172,752	$(367,713)	$(194,961)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$636	$636	$—	$3,604	$3,604
Mortgage servicing liabilities	—	(97)	(97)	—	1,734	1,734
	$—	$539	$539	$—	$5,338	$5,338

	Six months ended June 30,
	2020			2019
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

Assets:
Loans held for sale	$1,138,515	$—	$1,138,515	$274,747	$—	$274,747
Mortgage servicing rights	—	(1,246,860)	(1,246,860)	—	(626,758)	(626,758)
	$1,138,515	$(1,246,860)	$(108,345)	$274,747	$(626,758)	$(352,011)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$15,158	$15,158	$—	$7,655	$7,655
Mortgage servicing liabilities	—	5,858	5,858	—	3,365	3,365
	$—	$21,016	$21,016	$—	$11,020	$11,020

Following are the fair value and related principal amounts due upon maturity of loans held for sale accounted for under the fair value option:

	June 30, 2020			December 31, 2019
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$4,376,517	$4,114,182	$262,335	$4,628,333	$4,431,854	$196,479
90 days or more delinquent:
Not in foreclosure	467,334	480,268	(12,934)	236,650	241,958	(5,308)
In foreclosure	74,402	77,721	(3,319)	47,970	50,194	(2,224)
	$4,918,253	$4,672,171	$246,082	$4,912,953	$4,724,006	$188,947

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2020	$—	$—	$8,838	$8,838
December 31, 2019	$—	$—	$9,850	$9,850

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Real estate acquired in settlement of loans	$(1,001)	$105	$(2,283)	$111

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Obligations under capital lease and Notes payable secured by mortgage servicing assets are carried at amortized cost.

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

The Company estimates the fair value of the Term Notes based on non-affiliate broker indications of fair value. The fair value and carrying value of the Term Notes are summarized below:

Term Notes	June 30, 2020	December 31, 2019

	(in thousands)
Fair value	$1,255,719	$1,303,047
Carrying value	$1,294,949	$1,294,070

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. As of June 30, 2020, the Company’s senior management valuation committee includes the Company’s chief financial, risk and investment officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Delinquent government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase delinquent government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms or after six months of timely payments following the completion of certain types of payment deferral programs.

●	The Company’s loans held for sale that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Home equity lines of credit held for sale to PMT. At present, an active market with observable inputs that are significant to the estimation of fair value of home equity lines of credit does not exist.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2020	December 31, 2019
Fair value (in thousands)	$661,719	$383,878
Key inputs (1):
Discount rate:
Range	2.9% – 9.2%	3.0% – 9.2%
Weighted average	3.0%	3.0%
Twelve-month projected housing price index change:
Range	0.8% – 1.3%	2.6% – 3.2%
Weighted average	0.9%	2.8%
Voluntary prepayment/resale speed (2):
Range	0.4% – 20.2%	0.4% – 21.4%
Weighted average	17.5%	18.2%
Total prepayment speed (3):
Range	0.6% – 37.7%	0.5% – 39.2%
Weighted average	35.0%	36.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments/resale and defaults.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2020	December 31, 2019
Fair value (in thousands) (1)	$368,064	$136,650
Key inputs (2):
Pull-through rate:
Range	11.8% – 100%	12.2% – 100%
Weighted average	79.8%	86.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	0.8 – 5.5	1.4 – 5.7
Weighted average	2.9	4.2
Percentage of unpaid principal balance:
Range	0.2% – 2.5%	0.3% – 2.8%
Weighted average	0.9%	1.6%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on loans held for sale at fair value, or Net loan servicing fees – Hedging results, as applicable, in the consolidated statements of income.

Repurchase Agreement Derivatives

Through August 21, 2019, the Company had a master repurchase agreement that included incentives for financing loans approved for satisfying designated consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for reporting purposes from the master repurchase agreement. Repurchase agreement derivatives are categorized as “Level 3” fair value assets. The significant unobservable inputs into the valuation of repurchase agreement derivative assets are the discount rate and the Company’s expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% at June 30, 2020 and December 31, 2019.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$225,534	$183,331	$507,849	$299,082
Unpaid principal balance of underlying loans	$20,066,302	$11,677,325	$38,396,686	$19,823,176
Weighted average servicing fee rate (in basis points)	36	42	38	41
Key inputs (1):
Pricing spread (2)
Range	8.1% – 18.1%	5.9% – 15.8%	6.8% – 18.1%	5.8% – 15.8%
Weighted average	9.9%	8.7%	9.1%	8.8%
Annual total prepayment speed (3)
Range	8.8% – 29.1%	8.7% – 32.8%	8.8% – 49.8%	7.7% – 32.8%
Weighted average	13.0%	13.8%	13.7%	14.4%
Equivalent average life (in years)
Range	2.9 – 8.1	2.6 – 7.8	1.5 – 8.1	2.6 – 7.8
Weighted average	6.3	6.1	6.1	6.0
Per-loan annual cost of servicing
Range	$79 – $110	$78 – $100	$77 – $110	$78 – $100
Weighted average	$101	$97	$99	$96
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2020	December 31, 2019

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 2,213,539	$ 2,926,790
Pool characteristics:
Unpaid principal balance of underlying loans	$ 233,807,729	$ 225,787,103
Weighted average note interest rate	3.9%	3.9%
Weighted average servicing fee rate (in basis points)	35	35
Key inputs (1):
Pricing spread (2):
Range	8.0% – 17.6%	6.8% – 15.8%
Weighted average	10.2%	8.5%
Effect on fair value of:
5% adverse change	($39,039)	($44,561)
10% adverse change	($76,624)	($87,734)
20% adverse change	($147,730)	($170,155)
Annual total prepayment speed (3):
Range	10.5% – 33.4%	9.3% – 40.9%
Weighted average	16.9%	12.7%
Equivalent average life (in years)
Range	1.3 – 6.8	1.4 – 7.4
Weighted average	5.0	6.1
Effect on fair value of:
5% adverse change	($69,081)	($63,569)
10% adverse change	($134,729)	($124,411)
20% adverse change	($256,580)	($238,549)
Annual per-loan cost of servicing:
Range	$79 – $111	$77 – $100
Weighted average	$106	$97
Effect on fair value of:
5% adverse change	($24,484)	($24,516)
10% adverse change	($48,967)	($49,032)
20% adverse change	($97,934)	($98,065)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally discourage mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing the fair value of this financing. Changes in the fair value of ESS are included in Net loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

Following are the key inputs used in determining the fair value of ESS financing:

	June 30,	December 31,
	2020	2019
Fair value (in thousands)	$ 151,206	$ 178,586
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 18,197,844	$ 19,904,571
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	4.9% – 5.3%	3.0% – 3.3%
Weighted average	5.1%	3.1%
Annual total prepayment speed (3):
Range	9.5% – 17.9%	8.7% – 16.2%
Weighted average	12.1%	11.0%
Equivalent average life (in years)
Range	2.4 – 6.7	2.7 – 7.2
Weighted average	5.7	6.1
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2020	2019
Fair value (in thousands)	$29,858	$29,140
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$2,130,520	$2,758,454
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.9%	8.2%
Annual total prepayment speed (2)	32.7%	29.2%
Equivalent average life (in years)	3.1	3.9
Annual per-loan cost of servicing	$317	$300
(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	June 30,	December 31,
Loan type	2020	2019

	(in thousands)
Government-insured or guaranteed	$3,357,624	$4,222,010
Conventional conforming	898,910	307,065
Purchased from Ginnie Mae pools serviced by the Company	642,722	374,121
Repurchased pursuant to representations and warranties	18,972	9,244
Home equity lines of credit	25	513
	$4,918,253	$4,912,953
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$4,315,116	$4,322,789
Mortgage loan participation purchase and sale agreements	558,546	523,349
	$4,873,662	$4,846,138

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s operations include:

●	IRLCs that are created when the Company commits to purchase or originate a loan for sale.

●	Derivatives that were embedded in a master repurchase agreement that provided for the Company to receive incentives for financing mortgage loans that satisfied certain consumer relief characteristics under the master repurchase agreement.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	12,245,054	$369,455	$1,391	7,122,316	$138,511	$1,861
Repurchase agreement derivatives		8,187	—		8,187	—
Used for hedging purposes:
Forward purchase contracts	20,709,914	93,136	4,184	13,618,361	12,364	19,040
Forward sales contracts	25,302,147	5,271	109,371	16,220,526	17,097	18,045
MBS put options	11,200,000	8,543	2	6,100,000	3,415	—
Swaption purchase contracts	3,375,000	5,318	—	1,750,000	2,409	—
Put options on interest rate futures purchase contracts	350,000	273	—	2,250,000	3,945	—
Call options on interest rate futures purchase contracts	1,800,000	3,438	—	750,000	1,469	—
Treasury futures purchase contracts	925,000	—	—	1,276,000	—	—
Treasury futures sale contracts	450,000	—	—	1,010,000	—	—
Interest rate swap futures purchase contracts	3,460,000	—	—	3,210,000	—	—
Total derivatives before netting		493,621	114,948		187,397	38,946
Netting		(93,319)	(93,794)		(27,711)	(16,616)
		$400,302	$21,154		$159,686	$22,330
Collateral placed with (received from) derivative counterparties, net		$475			$(11,095)

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Notional amounts, quarter ended June 30, 2020
	Beginning of		Dispositions/	End of
Instrument	quarter	Additions	expirations	quarter

	(in thousands)
Forward purchase contracts	20,480,331	113,942,362	(113,712,779)	20,709,914
Forward sale contracts	20,196,818	138,886,096	(133,780,767)	25,302,147
MBS put options	10,700,000	27,750,000	(27,250,000)	11,200,000
Swaption purchase contracts	6,800,000	3,175,000	(6,600,000)	3,375,000
Swaption sale contracts	—	6,600,000	(6,600,000)	—
Put options on interest rate futures purchase contracts	4,925,000	1,100,000	(5,675,000)	350,000
Call options on interest rate futures purchase contracts	1,925,000	5,000,000	(5,125,000)	1,800,000
Put options on interest rate futures sale contracts	—	5,675,000	(5,675,000)	—
Call options on interest rate futures sale contracts	—	5,125,000	(5,125,000)	—
Treasury futures purchase contracts	650,000	1,920,200	(1,645,200)	925,000
Treasury futures sale contracts	810,000	1,285,200	(1,645,200)	450,000
Interest rate swap futures purchase contracts	2,560,000	1,725,000	(825,000)	3,460,000
Interest rate swap futures sales contracts	—	825,000	(825,000)	—

	Notional amounts, quarter ended June 30, 2019
	Beginning of		Dispositions/	End of
Instrument	quarter	Additions	expirations	quarter

	(in thousands)
Forward purchase contracts	9,313,389	84,608,506	(74,424,197)	19,497,698
Forward sale contracts	7,583,005	93,901,535	(87,208,384)	14,276,156
MBS put options	9,425,000	28,450,000	(25,100,000)	12,775,000
MBS call options	3,350,000	2,250,000	(3,350,000)	2,250,000
Put options on interest rate futures purchase contracts	3,350,000	2,897,500	(3,412,500)	2,835,000
Call options on interest rate futures purchase contracts	2,250,000	6,915,000	(5,477,500)	3,687,500
Put options on interest rate futures sale contracts	—	8,827,500	(8,827,500)	—
Treasury futures purchase contracts	1,810,000	2,700,200	(4,024,100)	486,100
Treasury futures sale contracts	1,075,000	4,499,100	(4,024,100)	1,550,000
Interest rate swap futures purchase contracts	1,025,000	1,875,000	—	2,900,000

	Notional amounts, six months ended June 30, 2020
	Beginning of		Dispositions/	End of
Instrument	period	Additions	expirations	period

	(in thousands)
Forward purchase contracts	13,618,361	226,801,811	(219,710,258)	20,709,914
Forward sale contracts	16,220,526	269,322,327	(260,240,706)	25,302,147
MBS put options	6,100,000	49,750,000	(44,650,000)	11,200,000
Swaption purchase contracts	1,750,000	11,075,000	(9,450,000)	3,375,000
Swaption sale contracts	—	9,450,000	(9,450,000)	—
Put options on interest rate futures purchase contracts	2,250,000	8,700,000	(10,600,000)	350,000
Call options on interest rate futures purchase contracts	750,000	8,540,000	(7,490,000)	1,800,000
Put options on interest rate futures sale contracts	—	10,600,000	(10,600,000)	—
Call options on interest rate futures sale contracts	—	7,490,000	(7,490,000)	—
Treasury futures purchase contracts	1,276,000	3,955,200	(4,306,200)	925,000
Treasury futures sale contracts	1,010,000	3,746,200	(4,306,200)	450,000
Interest rate swap futures purchase contracts	3,210,000	2,950,000	(2,700,000)	3,460,000
Interest rate swap futures sales contracts	—	2,700,000	(2,700,000)	—

	Notional amounts, six months ended June 30, 2019
	Beginning of		Dispositions/	End of
Instrument	period	Additions	expirations	period

	(in thousands)
Forward purchase contracts	6,657,026	137,230,351	(124,389,679)	19,497,698
Forward sale contracts	6,890,046	153,575,022	(146,188,912)	14,276,156
MBS put options	4,635,000	47,610,000	(39,470,000)	12,775,000
MBS call options	1,450,000	6,750,000	(5,950,000)	2,250,000
Put options on interest rate futures purchase contracts	3,085,000	9,572,500	(9,822,500)	2,835,000
Call options on interest rate futures purchase contracts	1,512,500	11,377,800	(9,202,800)	3,687,500
Put options on interest rate futures sale contracts	—	18,962,800	(18,962,800)	—
Treasury futures purchase contracts	835,000	6,811,400	(7,160,300)	486,100
Treasury futures sale contracts	1,450,000	7,260,300	(7,160,300)	1,550,000
Interest rate swap futures purchase contracts	625,000	2,275,000	—	2,900,000

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	June 30, 2020			December 31, 2019
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$369,455	$—	$369,455	$138,511	$—	$138,511
Repurchase agreement derivatives	8,187	—	8,187	8,187	—	8,187
	377,642	—	377,642	146,698	—	146,698
Derivatives subject to master netting arrangements:
Forward purchase contracts	93,136	—	93,136	12,364	—	12,364
Forward sale contracts	5,271	—	5,271	17,097	—	17,097
MBS put options	8,543	—	8,543	3,415	—	3,415
Swaption purchase contracts	5,318	—	5,318	2,409	—	2,409
Put options on interest rate futures purchase contracts	273	—	273	3,945	—	3,945
Call options on interest rate futures purchase contracts	3,438	—	3,438	1,469	—	1,469
Netting	—	(93,319)	(93,319)	—	(27,711)	(27,711)
	115,979	(93,319)	22,660	40,699	(27,711)	12,988
	$493,621	$(93,319)	$400,302	$187,397	$(27,711)	$159,686

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2020				December 31, 2019
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$369,455	$—	$—	$369,455	$138,511	$—	$—	$138,511
Wells Fargo Bank, N.A.	9,482	—	—	9,482	—	—	—	—
Deutsche Bank	8,187	—	—	8,187	9,138	—	—	9,138
RJ O'Brien	3,711	—	—	3,711	5,414	—	—	5,414
JPMorgan Chase Bank, N.A.	3,462	—	—	3,462	2,196	—	—	2,196
Goldman Sachs	2,094	—	—	2,094	2,548	—	—	2,548
Nomura Securities International, Inc.	1,482	—	—	1,482	—	—	—	—
Mizuho Securities	—	—	—	—	1,597	—	—	1,597
Others	2,429	—	—	2,429	282	—	—	282
	$400,302	$—	$—	$400,302	$159,686	$—	$—	$159,686

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2020			December 31, 2019
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$1,391	$—	$1,391	$1,861	$—	$1,861
Derivatives subject to a master netting arrangement:
Forward purchase contracts	4,184	—	4,184	19,040	—	19,040
Forward sale contracts	109,371	—	109,371	18,045	—	18,045
MBS put options	2	—	2	—	—	—
Netting	—	(93,794)	(93,794)	—	(16,616)	(16,616)
	113,557	(93,794)	19,763	37,085	(16,616)	20,469
Total derivatives	114,948	(93,794)	21,154	38,946	(16,616)	22,330
Assets sold under agreements to repurchase:
Amount outstanding	3,769,495	—	3,769,495	4,141,680	—	4,141,680
Unamortized debt issuance cost, net	(10,180)	—	(10,180)	(627)	—	(627)
	3,759,315	—	3,759,315	4,141,053	—	4,141,053
	$3,874,263	$(93,794)	$3,780,469	$4,179,999	$(16,616)	$4,163,383

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

	June 30, 2020				December 31, 2019
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$1,391	$—	$—	$1,391	$1,861	$—	$—	$1,861
Credit Suisse First Boston Mortgage Capital LLC	1,690,452	(1,685,301)	—	5,151	1,235,430	(1,235,430)	—	—
Bank of America, N.A.	721,185	(714,042)	—	7,143	379,400	(374,190)	—	5,210
Morgan Stanley Bank, N.A.	368,513	(368,513)	—	—	582,941	(582,941)	—	—
Royal Bank of Canada	360,389	(360,389)	—	—	175,897	(175,897)	—	—
Citibank, N.A.	339,315	(339,315)	—	—	655,831	(653,170)	—	2,661
BNP Paribas	193,740	(193,740)	—	—	183,880	(183,880)	—	—
JPMorgan Chase Bank, N.A.	108,195	(108,195)	—	—	936,172	(936,172)	—	—
Federal Home Loan Mortgage Corporation	6,183	—	—	6,183	—	—	—	—
Wells Fargo Bank, N.A.	—	—	—	—	11,212	—	—	11,212
Others	1,286	—	—	1,286	1,386	—	—	1,386
	$3,790,649	$(3,769,495)	$—	$21,154	$4,164,010	$(4,141,680)	$—	$22,330

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2020	2019	2020	2019

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$52,871	$45,711	$231,414	$62,438
Repurchase agreement derivatives	Interest expense	$—	$(1,143)	$—	$(1,700)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(101,115)	$(67,154)	$(326,672)	$(101,822)
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$(15,764)	$203,180	$1,020,806	$337,737
(1)	Represents net increase (decrease) in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Balance at beginning of period	$2,193,697	$2,905,090	$2,926,790	$2,820,612
Additions:
Resulting from loan sales	225,534	183,331	507,849	299,082
Purchases (purchase adjustments)	—	(373)	25,760	227,399
	225,534	182,958	533,609	526,481
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(98,681)	(256,449)	(1,014,543)	(418,087)
Other changes in fair value (2)	(107,011)	(111,264)	(232,317)	(208,671)
Total change in fair value	(205,692)	(367,713)	(1,246,860)	(626,758)
Balance at end of period	$2,213,539	$2,720,335	$2,213,539	$2,720,335

			June 30,	December 31,
			2020	2019

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$2,209,928	$2,920,603
(1)	Principally reflects changes in discount rate, prepayment speed and servicing cost inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Balance at beginning of period	$29,761	$7,844	$29,140	$8,681
Mortgage servicing liabilities resulting from loan sales	—	6,838	6,576	7,632
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	9,673	2,756	14,105	6,057
Other changes in fair value (2)	(9,576)	(4,490)	(19,963)	(9,422)
Total change in fair value	97	(1,734)	(5,858)	(3,365)
Balance at end of period	$29,858	$12,948	$29,858	$12,948

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Contractual servicing fees	$199,178	$180,753	$397,831	$347,543
Other fees:
Late charges	8,490	9,015	21,103	18,827
Other	5,971	2,612	10,821	4,273
	$213,639	$192,380	$429,755	$370,643

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of these operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Lease expense:
Operating leases	$4,034	$3,232	$7,966	$6,461
Short-term leases	224	214	480	431
Sublease income	—	(27)	—	(59)
Net lease expense included in Occupancy and equipment	$4,258	$3,419	$8,446	$6,833

Other information:
Cash payments for operating leases	$4,354	$3,884	$8,794	$7,730
Operating lease right-of-use assets recognized:
Upon adoption Accounting Standards Update 2016-02, Leases (Topic 842)	$—	$—	$—	$58,598
New leases	4,964	87	6,498	115
	$4,964	$87	$6,498	$58,713
Period end weighted averages:
Remaining lease term (in years)	6.6	6.4
Discount rate	4.2%	4.6%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2021	$17,995
2022	16,712
2023	16,221
2024	14,851
2025	12,925
Thereafter	30,363
Total lease payments	109,067
Less imputed interest	(15,462)
Total	$93,605

Note 11—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2020	2019

	(in thousands)
Margin deposits	$126,121	$84,118
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	125,017	—
Capitalized software, net	90,250	63,130
Furniture, fixture, equipment and building improvements, net	29,377	30,480
Real estate acquired in settlement of loans	19,554	20,326
Other	132,306	135,503
	$522,625	$333,557
Deposits pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$125,017	$—
Assets pledged to secure revolving line of credit:
Capitalized software, net	9,730	12,192
Furniture, fixture, equipment and building improvements, net	6,670	20,406
	$141,417	$32,598

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2020.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value or participation certificates backed by MSRs. Eligible loans and participation certificates backed by MSRs are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on LIBOR. Loans and MSRs financed under these agreements may be re-pledged by the lenders.

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

The GMSR Servicing Advance Notes leverage the GNMA MSR Facility to support a separately defined servicing advance facility within the existing structure and provide the Company enhanced ability to finance its servicing advance obligations to Ginnie Mae and its security holders as necessary and afford borrowers critical relief as required under the recently enacted CARES Act. Specifically, the GMSR Servicing Advances Repurchase Agreement provides the Company with financing secured by its servicing advances to pay, in accordance with the Ginnie Mae requirements, in the event borrowers are delinquent: (i) regularly scheduled monthly principal and bond interest to mortgage-backed securities holders; (ii) taxes, homeowner’s insurance, and other escrowed items; and (iii) other expenses related to servicing delinquent loans as specified by (A) state and federal laws and (B) government agencies, including the FHA, the VA, and the USDA.

The borrowing capacity under the GMSR Servicing Advances Repurchase Agreement, shared with VFN financing capacity, is $600 million, all of which is committed and may be used to finance the servicing advances related to delinquent FHA, VA, and USDA loans, including delinquencies caused by forbearance in accordance with the CARES Act.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$2,529,217	$1,988,920	$2,833,444	$1,715,846
Weighted average interest rate (1)	2.32%	4.35%	2.74%	4.40%
Total interest expense (2)	$17,487	$19,645	$43,171	$28,280
Maximum daily amount outstanding	$3,769,495	$2,748,375	$3,769,495	$2,748,375

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,769,495	$4,141,680
Unamortized debt issuance costs	(10,180)	(627)
	$3,759,315	$4,141,053
Weighted average interest rate	2.13%	3.29%
Available borrowing capacity (3):
Committed	$—	$125,810
Uncommitted	2,090,894	782,510
	$2,090,894	$908,320
Fair value of assets securing repurchase agreements:
Loans held for sale	$4,315,116	$4,322,789
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$90,101	$107,512
Servicing advances (4)	$197,094	$207,460
Mortgage servicing rights (4)	$2,188,921	$2,902,721
Deposits (4)	$125,017	$—
Margin deposits placed with counterparties (5)	$4,375	$5,000
(1)	Excludes the effect of amortization of net issuance costs of $2.8 million and $4.4 million for the quarter and six months ended June 30, 2020, respectively, and net premiums of $2.0 million and $9.4 million for the quarter and six months ended June 30, 2019, respectively.
(2)	In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $3.9 million and $13.2 million of such incentives as reductions in Interest expense during the quarter and six months ended June 30, 2019, respectively. The master repurchase agreement expired on August 21, 2019.
(3)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(4)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, 2018-GT1 Notes and 2018-GT2 Notes described in Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2020	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,244,673
Over 30 to 90 days	2,116,162
Over 90 to 180 days	408,660
Total assets sold under agreements to repurchase	$3,769,495
Weighted average maturity (in months)	1.4

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2020:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,032,963	October 21, 2020	October 21, 2020
Credit Suisse First Boston Mortgage Capital LLC	$352,900	August 17, 2020	April 23, 2021
Bank of America, N.A.	$120,991	July 31, 2020	March 11, 2021
Royal Bank of Canada	$35,008	July 31, 2020	July 31, 2020
Morgan Stanley Bank, N.A.	$34,949	August 21, 2020	August 21, 2020
Citibank, N.A.	$27,323	August 4, 2020	August 4, 2020
BNP Paribas	$14,888	July 31, 2020	July 31, 2020
JP Morgan Chase Bank, N.A.	$9,812	September 5, 2020	October 9, 2020
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018-GT1 Notes and 2018-GT2 Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance	$240,119	$251,997	$243,965	$244,374
Weighted average interest rate (1)	1.53%	3.63%	2.09%	3.65%
Total interest expense	$1,061	$2,419	$2,871	$4,730
Maximum daily amount outstanding	$540,977	$523,279	$540,977	$548,038
(1)	Excludes the effect of amortization of facility fees totaling $145,000 and $135,000 for the quarters ended June 30, 2020 and 2019, respectively, and $318,000 and $270,000 for the six months ended June 30, 2020 and 2019, respectively.

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$536,395	$497,948
Unamortized debt issuance costs	—	—
	$536,395	$497,948
Weighted average interest rate	1.43%	3.05%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$558,546	$523,349

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance	$17,272	$10,135	$18,367	$8,406
Weighted average interest rate	2.70%	4.39%	3.05%	4.39%
Total interest expense	$104	$136	$271	$202
Maximum daily amount outstanding	$18,145	$28,295	$20,810	$28,295

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Unpaid principal balance	$16,749	$20,810
Weighted average interest rate	2.70%	3.74%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$6,670	$20,406
Capitalized software	$9,730	$12,192

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

The Company, through the Issuer Trust, issued 2018-GTI Notes and 2018-GT2 Notes (the “ 2018 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). All of the 2018 Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

Following is a summary of the issued and outstanding 2018 Term Notes:

Issuance Date	Principal	Stated interest rate (1)	Maturity date (2)
	(in thousands)	(Annually)
February 28, 2018 (the "2018-GT1 Notes")	$650,000	2.85%	2/25/2023
August 10, 2018 (the "2018-GT2 Notes")	650,000	2.65%	8/25/2023
	$1,300,000
(1)	Spread over one-month LIBOR.

(2)	The 2018 Term Notes indentures provide the Company with the option to extend the maturity of the 2018 Term Notes by two years after the stated maturity.

MSR Note Payable

On February 1, 2018, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on October 21, 2020. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the periods presented.

Notes payable are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Weighted average interest rate (1)	3.28%	5.27%	3.86%	5.26%
Total interest expense	$11,109	$17,564	$25,955	$35,074
Maximum daily amount outstanding	$1,300,000	$1,300,000	$1,300,000	$1,300,000
(1)	Excludes the effect of amortization of debt issuance costs totaling $451,000 and $445,000 for the quarters ended June 30, 2020 and 2019, respectively, and $896,000 and $889,000 for the six month periods ended June 30, 2020 and 2019, respectively.

	June 30,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(5,051)	(5,930)
	$1,294,949	$1,294,070
Weighted average interest rate	2.92%	4.46%
Assets pledged to secure notes payable (1):
Servicing advances	$197,094	$207,460
Mortgage servicing rights	$2,129,361	$2,861,442
Deposits	$125,017	$—
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, 2018-GT1 Notes and 2018-GT2 Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and 2018-GT1 Notes and 2018-GT2 Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheet.

Corporate Revolving Line of Credit

The Company has a revolving line of credit under which the lenders have agreed to make revolving loans in an amount not to exceed $150 million. Interest on the loans accrue at a per annum rate of interest equal to, at the election of the Company, either LIBOR plus the applicable margin or an alternate base rate (as defined in the credit agreement). During the existence of certain events of default, interest will accrue at a higher default rate. The proceeds of the loans are to be used solely for working capital and general corporate purposes of the Company and its subsidiaries. The Company did not borrow under this facility during the periods presented.

The corporate revolving line of credit is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Interest expense (1)	$472	$475	$975	$960

			June 30,	December 31,
			2020	2019

			(dollars in thousands)
Carrying value			$—	$—
Unused amount			$150,000	$150,000
Cash pledged to secure corporate revolving line of credit			$896,058	$52,599
(1)	Interest expense is comprised of debt issuance costs and non-utilization fees.

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Balance at beginning of period	$23,202	$17,982	$21,446	$21,155
Provision for losses on loans sold:
Resulting from sales of loans	4,189	1,647	7,901	2,714
Reduction in liability due to change in estimate	(1,270)	(920)	(2,946)	(5,130)
Losses incurred, net	(212)	—	(492)	(30)
Balance at end of period	$25,909	$18,709	$25,909	$18,709
Unpaid principal balance of loans subject to representations and warranties at end of period	$192,064,630	$127,670,206

Note 14—Income Taxes

The Company’s effective income tax rates were 26.6% and 27.0% for the quarters ended June 30, 2020 and 2019, respectively and 26.4% and 25.7% for the six months ended June 30, 2020 and 2019, respectively. The difference in the effective income tax rate between the six months ended June 30, 2020 and the six months ended June 30, 2019 primarily results from the lower impact of the permanent and favorable tax adjustment for total permanent differences in the six months ended June 30, 2020. When compared to the same period in 2019, the tax adjustment for total permanent differences changed by only $0.5 million while pretax income increased by $735.2 million, thereby diluting the impact of the tax adjustment on the effective income tax rate.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable. Based on a preliminary analysis, the Company does not anticipate any material changes in its effective income tax rates resulting from the CARES Act.

Note 15—Commitments and Contingencies

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”).  The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into a corporate reorganization (the “Reorganization”), which the Company formed as a Delaware corporation on July 2, 2018, and became the top-level parent holding company for the consolidated PennyMac business on November 1, 2018, without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the Garfield Action is without merit and plans to vigorously defend the matter, which remains pending. Any potential range of loss cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, and the matter is at a preliminary stage of litigation.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by the Company. While no assurance can be provided to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending. Any potential range of loss cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, and the matter is at a preliminary stage of litigation.

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

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $12.2 billion as of June 30, 2020.

Note 16—Stockholders’ Equity

In June 2020, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $50 million to $500 million. The Company entered into a privately negotiated transaction with The BlackRock Foundation under the revised stock repurchase program to repurchase 6,975,323 shares of the Company’s common stock at a price of $34 per share.

Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2020	2019	2020	2019	total (1)

	(in thousands)
Shares of common stock repurchased	6,975	51	7,213	51	8,029
Cost of shares of common stock repurchased	$237,162	$1,056	$241,283	$1,056	$256,231
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through June 30, 2020.

Note 17—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
From non-affiliates:
Cash gain (loss):
Loans	$502,416	$(13,579)	$614,173	$(54,821)
Hedging activities	(227,013)	(73,145)	(349,679)	(82,072)
	275,403	(86,724)	264,494	(136,893)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	225,534	176,493	501,273	291,450
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(4,189)	(1,647)	(7,901)	(2,714)
Reduction in liability due to change in estimate	1,270	920	2,946	5,130
Change in fair value of loans and derivatives held at period end:
Interest rate lock commitments	52,871	45,711	231,414	62,438
Loans	10,978	(29,522)	(61,102)	(29,686)
Hedging derivatives	125,898	5,991	23,007	(19,750)
	687,765	111,222	954,131	169,975
From PennyMac Mortgage Investment Trust	(5,592)	36,311	72,324	62,334
	$682,173	$147,533	$1,026,455	$232,309

Note 18—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$1,893	$2,706	$3,604	$4,639
Loans held for sale at fair value	32,586	34,366	79,012	65,709
Placement fees relating to custodial funds	12,047	32,136	35,256	55,397
	46,526	69,208	117,872	125,745
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	792	1,692	2,010	3,488
	47,318	70,900	119,882	129,233

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	17,487	19,645	43,171	28,280
Mortgage loan participation purchase and sale agreements	1,061	2,419	2,871	4,730
Obligations under capital lease	104	136	271	202
Notes payable	11,581	18,039	26,930	36,034
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	18,954	8,214	33,825	12,525
Interest on mortgage loan impound deposits	1,648	1,704	3,305	2,863
	50,835	50,157	110,373	84,634
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	2,372	2,767	4,346	5,833
	53,207	52,924	114,719	90,467
	$(5,889)	$17,976	$5,163	$38,766
(1)	In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $3.9 million and $13.2 million of such incentives as reductions of Interest expense during the quarter and six months ended June 30, 2019, respectively. The master repurchase agreement expired on August 21, 2019.

Note 19—Stock-based Compensation

As of June 30, 2020, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Grants:
Units:
Performance-based RSUs	—	—	422	665
Stock options	—	—	273	344
Time-based RSUs	5	—	310	330
Grant date fair value:
Performance-based RSUs	$—	$—	$14,788	$15,253
Stock options	—	—	2,770	2,965
Time-based RSUs	150	—	10,823	7,545
Total	$150	$—	$28,381	$25,763
Vestings and exercises:
Performance-based RSUs vested	—	—	603	648
Stock options exercised	144	29	324	118
Time-based RSUs vested	—	—	348	291
Compensation expense	$6,757	$5,652	$19,125	$10,183

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

Potentially dilutive shares of common stock include non-vested stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average number of shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income	$352,677	$72,696	$658,920	$118,831

Weighted average basic shares of common stock outstanding	77,790	78,335	78,240	77,996
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	2,634	983	3,001	1,305
Weighted average shares of common stock applicable to diluted earnings per share	80,424	79,318	81,241	79,301
Basic earnings per share of common stock	$4.53	$0.93	$8.42	$1.52
Diluted earnings per share of common stock	$4.39	$0.92	$8.11	$1.50

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based restricted share units (“RSUs”), time-based RSUs, and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	422	1,811	292	1,547
Time-based RSUs	79	—	110	1
Stock options (2)	273	982	189	845
Total anti-dilutive shares and units	774	2,793	591	2,393
Weighted average exercise price of anti-dilutive stock options (2)	$35.03	$18.34	$35.03	$18.34
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 21—Supplemental Cash Flow Information

	Six months ended June 30,
	2020	2019

	(in thousands)
Cash paid for interest	$127,806	$73,905
Cash paid for income taxes, net	$3,871	$261
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$507,849	$299,082
Mortgage servicing liabilities resulting from loan sales	$6,576	$7,632
Unsettled portion of MSR acquisitions	$1,053	$9,457
Operating right-of-use assets recognized	$6,498	$58,713
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$862	$950
Issuance of common stock in settlement of directors' fees	$96	$136

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS and PennyMac, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rates.

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

●	tangible net worth of $2.5 million plus 25 basis points of the UPB of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others;
●	before June 30, 2020, a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 600 basis points; and
●	effective June 30, 2020, a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in COVID-19 forbearance but were current at the time they entered forbearance.

On January 31, 2020, FHFA proposed changes to the eligibility requirements, which would increase the tangible net worth requirement to $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced, and increase the liquidity requirement to 4 basis points of the aggregate UPB serviced for Fannie Mae and Freddie Mac and 10 basis points of the UPB serviced for Ginnie Mae plus 300 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 400 basis points. On June 15, 2020, FHFA announced that it will be re-proposing changes to these requirements.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2020		December 31, 2019
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$3,116,330	$604,026	$2,247,751	$585,674
Ginnie Mae – PLS	$2,644,288	$966,795	$1,907,398	$910,456
HUD – PLS	$2,644,288	$2,500	$1,907,398	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$900,628	$82,578	$257,794	$79,991
Ginnie Mae – PLS	$900,628	$220,894	$257,794	$216,119
Adjusted net worth / Total assets ratio
Ginnie Mae – PLS	11%	6%	19%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	14%	6%	22%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$619,728	$62,445	$682,173	$—	$682,173
Loan origination fees	58,948	—	58,948	—	58,948
Fulfillment fees from PennyMac Mortgage Investment Trust	52,815	—	52,815	—	52,815
Net loan servicing fees	—	22,337	22,337	—	22,337
Net interest income (expense):
Interest income	19,205	28,113	47,318	—	47,318
Interest expense	12,642	40,560	53,202	5	53,207
	6,563	(12,447)	(5,884)	(5)	(5,889)
Management fees	—	—	—	8,288	8,288
Other	361	351	712	2,250	2,962
Total net revenue	738,415	72,686	811,101	10,533	821,634
Expenses	200,352	135,098	335,450	5,822	341,272
Income before provision for income taxes	$538,063	$(62,412)	$475,651	$4,711	$480,362
Segment assets at quarter end	$5,419,219	$17,789,046	$23,208,265	$18,210	$23,226,475
(1)	All revenues are from external customers.

	Quarter ended June 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$124,860	$22,673	$147,533	$—	$147,533
Loan origination fees	36,924	—	36,924	—	36,924
Fulfillment fees from PennyMac Mortgage Investment Trust	29,590	—	29,590	—	29,590
Net loan servicing fees	—	59,134	59,134	—	59,134
Net interest income (expense):
Interest income	18,900	52,000	70,900	—	70,900
Interest expense	13,898	39,015	52,913	11	52,924
	5,002	12,985	17,987	(11)	17,976
Management fees	—	—	—	8,832	8,832
Other	117	1,332	1,449	1,539	2,988
Total net revenue	196,493	96,124	292,617	10,360	302,977
Expenses	98,249	98,797	197,046	6,341	203,387
Income before provision for income taxes	$98,244	$(2,673)	$95,571	$4,019	$99,590
Segment assets at quarter end	$3,556,575	$4,823,468	$8,380,043	$18,333	$8,398,376
(1)	All revenues are from external customers.

	Six months ended June 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$936,363	$90,092	$1,026,455	$—	$1,026,455
Loan origination fees	116,519	—	116,519	—	116,519
Fulfillment fees from PennyMac Mortgage Investment Trust	94,755	—	94,755	—	94,755
Net loan servicing fees	—	280,145	280,145	—	280,145
Net interest income (expense):
Interest income	45,790	74,092	119,882	—	119,882
Interest expense	32,799	81,906	114,705	14	114,719
	12,991	(7,814)	5,177	(14)	5,163
Management fees	—	—	—	17,343	17,343
Other	351	(329)	22	3,057	3,079
Total net revenue	1,160,979	362,094	1,523,073	20,386	1,543,459
Expenses	382,785	253,664	636,449	11,918	648,367
Income before provision for income taxes	$778,194	$108,430	$886,624	$8,468	$895,092
Segment assets at period end	$5,419,219	$17,789,046	$23,208,265	$18,210	$23,226,475
(1)	All revenues are from external customers.

	Six months ended June 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$191,581	$40,728	$232,309	$—	$232,309
Loan origination fees	60,854	—	60,854	—	60,854
Fulfillment fees from PennyMac Mortgage Investment Trust	57,164	—	57,164	—	57,164
Net loan servicing fees	—	139,705	139,705	—	139,705
Net interest income (expense):
Interest income	33,269	95,964	129,233	—	129,233
Interest expense	17,813	72,636	90,449	18	90,467
	15,456	23,328	38,784	(18)	38,766
Management fees	—	—	—	16,080	16,080
Other	605	2,097	2,702	3,102	5,804
Total net revenue	325,660	205,858	531,518	19,164	550,682
Expenses	180,410	197,368	377,778	13,023	390,801
Income before provision for income taxes	$145,250	$8,490	$153,740	$6,141	$159,881
Segment assets at period end	$3,556,575	$4,823,468	$8,380,043	$18,333	$8,398,376

(1) All revenues are from external customers.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period, on August 6, the Company announced that its board of directors declared a cash dividend of $0.15 per common share. The dividend will be paid on August 28, 2020 to common shareholders of record as of August 17, 2020.

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

One result of the consummation of the Reorganization was that our equity structure was changed to create a single class of publicly-held common stock as opposed to the two classes that were in place before the Reorganization. For tax purposes, the Reorganization was treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code. PNMAC Holdings’ financial statements remain our historical financial statements.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PMT.
●	The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage and home equity loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$682,173	$147,533	$1,026,455	$232,309
Loan origination fees	58,948	36,924	116,519	60,854
Fulfillment fees from PennyMac Mortgage Investment Trust	52,815	29,590	94,755	57,164
Net loan servicing fees	22,337	59,134	280,145	139,705
Net interest (expense) income	(5,889)	17,976	5,163	38,766
Management fees	8,288	8,832	17,343	16,080
Other	2,962	2,988	3,079	5,804
Total net revenue	821,634	302,977	1,543,459	550,682
Expenses	341,272	203,387	648,367	390,801
Income before provision for income taxes	480,362	99,590	895,092	159,881
Provision for income taxes	127,685	26,894	236,172	41,050
Net income	$352,677	$72,696	$658,920	$118,831
Earnings per share
Basic	$4.53	$0.93	$8.42	$1.52
Diluted	$4.39	$0.92	$8.11	$1.50
Annualized return on average common stockholders' equity	56.0%	16.7%	56.0%	13.9%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$538,063	$98,244	$778,194	$145,250
Servicing	(62,412)	(2,673)	108,430	8,490
Total mortgage banking	475,651	95,571	886,624	153,740
Investment management	4,711	4,019	8,468	6,141
	$480,362	$99,590	$895,092	$159,881
During the period:
Interest rate lock commitments issued	$25,964,546	$16,733,861	$50,769,540	$26,868,060
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$18,899,695	$10,741,078	$35,052,238	$18,876,630
At end of period:
Interest rate lock commitments outstanding	$12,245,054	$4,660,741
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$233,807,729	$220,700,176
Mortgage servicing liabilities	2,130,520	1,297,421
Loans held for sale	4,672,171	3,342,187
	240,610,420	225,339,784
Subserviced for PMT	147,695,455	109,131,225
	$388,305,875	$334,471,009

Net assets of PennyMac Mortgage Investment Trust	$2,235,277	$1,943,934
Book value per share	$34.26	$22.72

During the six months ended June 30, 2020, the United States was significantly impacted by the effects of the COVID-19 Pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the pandemic. These developments have triggered an economic recession in the United States. The national unemployment rate has increased to 11% as of June 30, 2020. This sudden and significant increase in unemployment has created financial hardships for many existing borrowers. As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with loans we service for the Agencies with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the investors holding these loans, as well as property taxes, insurance and other costs to protect investors’ interest in the properties collateralizing the loans. As of June 30, 2020, 11% of loans in our predominately government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent.

This development may have a negative effect on the earnings of our servicing segment before taking into account the effect of future developments on the valuation of our MSRs by, among other things, reducing servicing fee income, reducing the amount of placement fees we earn on custodial deposits related to these loans, increasing our cost to service due to higher delinquency and default rates, as well as increased financing costs due to the need to advance funds on behalf of delinquent borrowers. We expect these losses to be offset by growth in our loan servicing portfolio, increases in the servicing fees we earn from PMT for servicing the delinquent loans in its loan servicing portfolio and gains on early buyout loans as those borrowers reperform.

Before the onset of the Pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the Pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets acted to further lower market mortgage interest rates. These developments have acted to sustain heightened demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion; current forecasts estimate the origination market to approximate $3.0 trillion for 2020 and $2.3 trillion for 2021. However, the uncertainties and strains on many organizations introduced by the Pandemic and resulting disruptions in financial markets caused some market participants to scale back mortgage loan production activities which, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, has allowed us to realize higher gain-on sale margins in our production segment.

The Pandemic had a substantial negative effect on the investments of PMT. As a result, PMT recognized a net loss of $130 million for the six months ended June 30, 2020. These effects on the base management fees we earn from PMT were not significant. However, we do not expect to recognize performance incentive fees for the foreseeable future because of the losses PMT incurred during the six months ended June 30, 2020.

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects on our future prospects are difficult to anticipate, for further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

For the quarter ended June 30, 2020, income before provision for income taxes increased $380.8 million compared to the same period in 2019. The increase for the quarter ended June 30, 2020 compared to the same period in 2019 was primarily due to an increase in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust) which reflects higher production volume and improved margins, partially offset by a decrease in Net loan servicing fees and an increase in total expenses. The decrease in Net loan servicing fees was primarily due to decreases in the fair value of our MSRs, MSLs and ESS, net of hedging results, partially offset by an increase in loan servicing fees resulting from growth in our loan servicing portfolio. The increase in total expenses were mainly due to increases in compensation, servicing and loan origination expenses reflecting the continuing growth of our mortgage banking activities.

For the six months ended June 30, 2020, income before provision for income taxes increased $735.2 million compared to the same period in 2019. The increase for the six months ended June 30, 2020 compared the same period in 2019 was primarily due to increase in production income and Net loan servicing fees, partially offset by an increase in total expenses. The increase in production income reflects higher production volume and improved profit margins. The increase in Net loan servicing fees was due to a combination of increased loan servicing fees resulting from growth in our loan servicing portfolio and reduced decrease in fair value of our MSRs, MSLs and ESS, net of hedging results, compared to the six months ended June 30, 2019. The increase in total expenses was mainly due to increases in loan origination and compensation expenses, reflecting the continuing growth of our mortgage banking activities.

Net Gains on Loans Held for Sale at Fair Value

During the quarter and six months ended June 30, 2020, we recognized Net gains on loans held for sale at fair value totaling $682.2 million and $1.0 billion, respectively, an increase of $534.6 million and $794.1 million, compared to the same periods in 2019, respectively. The increases were primarily due to the combined effects of decreasing interest rates on demand for loans and of reduced industry capacity on profit margins during 2020 as compared to 2019 as discussed above.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
From non-affiliates:
Cash gain (loss):
Loans	$502,416	$(13,579)	$614,173	$(54,821)
Hedging activities	(227,013)	(73,145)	(349,679)	(82,072)
Total cash gain (loss)	275,403	(86,724)	264,494	(136,893)
Non-cash gain:
Change in fair value of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	52,871	45,711	231,414	62,438
Loans	10,978	(29,522)	(61,102)	(29,686)
Hedging derivatives	125,898	5,991	23,007	(19,750)
	189,747	22,180	193,319	13,002
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	225,534	176,493	501,273	291,450
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(4,189)	(1,647)	(7,901)	(2,714)
Reduction in liability due to change in estimate	1,270	920	2,946	5,130
Total non-cash gain	412,362	197,946	689,637	306,868
Total gains on sale from non-affiliates	687,765	111,222	954,131	169,975
From PennyMac Mortgage Investment Trust	(5,592)	36,311	72,324	62,334
	$682,173	$147,533	$1,026,455	$232,309
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$18,069,299	$14,359,810	$37,098,437	$23,191,305
Conventional mortgage loans	7,895,247	2,364,992	13,661,123	3,655,317
Jumbo mortgage loans	—	6,447	8,304	17,365
Home equity lines of credit	—	2,612	1,676	4,073
	$25,964,546	$16,733,861	$50,769,540	$26,868,060
At end of period:
Loans held for sale at fair value	$4,918,253	$3,506,406
Commitments to fund and purchase loans	$12,245,054	$4,660,741

Our gain on sale of loans held for sale includes both cash and non-cash elements. We receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent loans (“EBO loans”) we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representation and warranties we provide in our loan sale transactions.

Non-cash elements of gain on sale of loans held for sale

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 60% and 67% of our gain on sale of loans held for sale at fair value for the quarter and six months ended June 30, 2020, respectively, as compared to 134% and 132% for the quarter and six months ended June 30, 2019, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.2 million and $7.9 million for the quarter and six months ended June 30, 2020, respectively, compared to $1.6 million and $2.7 million for the quarter and six months ended June 30, 2019, respectively. The increase in the provision relating to current loan sales is primarily attributable to increased sales of loans supplemented by increased loss assumptions relating to our securitizations of early buyout loans. We also recorded reductions in the liability of $1.3 million and $2.9 million during the quarter and six months ended June 30, 2020, respectively, compared to $0.9 million and $5.1 million during the quarter and six months ended June 30, 2019, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified by PFSI at beginning of period	$16,245	$9,464	$15,366	$8,899
New indemnifications	1,567	3,584	2,446	4,266
Less indemnified loans sold, repaid or refinanced	1,416	120	1,416	237
Loans indemnified by PFSI at end of period	$16,396	$12,928	$16,396	$12,928
Repurchase activity:
Total loans repurchased by PFSI	$18,271	$7,248	$34,553	$11,312
Less:
Loans repurchased by correspondent lenders	10,353	4,364	16,506	7,284
Loans repaid by borrowers or resold with defects resolved	5,921	1,688	7,367	2,595
Net loans repurchased with losses chargeable to liability for representations and warranties	$1,997	$1,196	$10,680	$1,433
Net losses charged to liability for representations and warranties	$212	$—	$492	$30

At end of period:
Unpaid principal balance of loans subject to representations and warranties	$192,064,630	$127,670,206
Liability for representations and warranties	$25,909	$18,709

During the quarter and six months ended June 30, 2020, we repurchased loans totaling $18.3 million and $34.6 million in UPB, respectively. We recorded losses of $212,000 and $492,000 net of recoveries during the quarter and six months ended June 30, 2020, respectively. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

Loan origination fees

Loan origination fees increased $22.0 million and $55.7 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to an increase in volume of loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated as a percentage of the UPB of the loans we fulfill for PMT.

Following is a summary of our fulfillment fees:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Fulfillment fee revenue	$52,815	$29,590	$94,755	$57,164
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$18,899,695	$10,741,078	$35,052,238	$18,876,630
Average fulfillment fee rate (in basis points)	28	28	27	30

Fulfillment fees increased $23.2 million and $37.6 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to an increase in PMT’s loan production volume, partially offset by an increase in discretionary reductions in the fulfillment fee rate during the six month period ended June 30, 2020, compared to the same period in 2019.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$199,178	$180,753	$397,831	$347,543
From PennyMac Mortgage Investment Trust	15,533	11,568	30,054	22,138
Other	28,543	26,008	57,298	48,025
	243,254	218,329	485,183	417,706
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(220,917)	(159,195)	(205,038)	(278,001)
Net loan servicing fees	$22,337	$59,134	$280,145	$139,705
Average loan servicing portfolio	$386,455,938	$329,355,881	$381,539,569	$317,939,656

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Realization of cash flows	$(97,435)	$(106,774)	$(212,354)	$(199,249)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(108,354)	(259,205)	(1,028,648)	(424,144)
Change in fair value of excess servicing spread	636	3,604	15,158	7,655
Hedging results	(15,764)	203,180	1,020,806	337,737
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(220,917)	$(159,195)	$(205,038)	$(278,001)
Average balances:
Mortgage servicing rights	$2,198,533	$2,857,128	$2,407,037	$2,842,219
Mortgage servicing liabilities	$28,537	$9,635	$28,847	$9,064
Excess servicing spread financing	$154,745	$200,838	$164,115	$206,416
At period end:
Mortgage servicing rights	$2,213,539	$2,720,335
Mortgage servicing liabilities	$29,858	$12,948
Excess servicing spread financing	$151,206	$194,156

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2020	2019

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$180,277,670	$166,188,825
Acquired	53,530,059	59,598,279
	233,807,729	225,787,104
Mortgage servicing liabilities	2,130,520	2,758,454
Loans held for sale	4,672,171	4,724,006
	240,610,420	233,269,564
Subserviced for PMT	147,612,389	135,288,944
Total prime servicing	388,222,809	368,558,508
Special servicing for PMT	83,066	125,724
Total loans serviced	$388,305,875	$368,684,232

Net loan servicing fees decreased $36.8 million during the quarter ended June 30, 2020 compared to the same period in 2019. The decrease was due to a decrease of $61.7 million in changes in fair value of MSRs and mortgage servicing liabilities (“MSLs”), net of hedging results and ESS fair value changes, partially offset by an increase of $24.9 million in loan servicing fees, resulting from an increase in our average servicing portfolio of 17% for the quarter ended June 30, 2020, compared to the same period in 2019.

Net loan servicing fees increased $140.4 million during the six months ended June 30, 2020 compared to the same period in 2019. The increase was due to $73.0 million less in fair value losses relating to MSRs, MSLs and ESS, net of hedging results and an increase of $67.4 million in loan servicing fees resulting from an increase in our average servicing portfolio of 20% for the quarter ended June 30, 2020, compared to the same period in 2019.

During the six months ended June 30, 2020, the prepayment expectations resulting from the decreasing interest rate environment, along with expectations of higher costs to service loans in the coming months and increased returns demanded by market participants in response to the uncertainties created by the Pandemic, resulted in a 35% reduction in fair value (as measured by the December 31, 2019 fair value) of our investment in MSRs. This reduction in fair value was offset by our hedging results and change in fair value of ESS.

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

Net Interest (Expense) Income

Net interest income decreased $23.9 million during the quarter ended June 30, 2020 compared to the same period in 2019. The decrease was primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to decreased earning rates which reflect the lower interest rate environment; and
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of the lower interest rates in 2020 as compared to 2019;

partially offset by

●	a decrease in interest expenses on borrowings due to lower interest rates.

Net interest income decreased $33.6 million during the six months ended June 30, 2020 compared to the same period in 2019. The decrease was primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to low earning rates;
●	an increase in interest expense on repurchase agreements, reflecting the expiration of a master repurchase agreement in August 2019 that provided us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $13.2 million of such incentives as reductions in Interest expense during the six months ended June 30, 2019;
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of the lower interest rates in 2020 as compared to 2019; partially offset by
●	an increase in interest income on loans held for sale due to larger average loan inventory balances during the quarter and six months ended June 30, 2020 as compared to 2019 and
●	a decrease in interest expense on borrowings due to lower interest rates.

Management fees

Management fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$8,288	$6,839	$17,343	$12,948
Performance incentive	—	1,993	—	3,132
	$8,288	$8,832	$17,343	$16,080
Net assets of PMT at end of period	$2,235,277	$1,943,934

Management fees decreased $544,000 and increased $1.3 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease was due to a decrease of $2.0 million in incentive fees during the quarter ended June 30, 2020 compared to the same period in 2019 reflecting the losses PMT incurred during the six months ended June 30, 2020, partially offset by an increase of $1.4 million in base management fees reflecting the increase in PMT’s average shareholders’ equity. The increase during the six months ended June 30, 2020 was due to an increase of $4.4 million in base management fees, reflecting the increase in PMT’s average shareholders’ equity upon which its base management fees are based, partially offset by a decrease of $3.1 million in incentive fees due to the losses PMT incurred during the six months ended June 30, 2020. We do not expect to recognize performance incentive fees for the foreseeable future because of the losses PMT incurred during the six months ended June 30, 2020.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Salaries and wages	$102,084	$67,329	$191,399	$134,387
Incentive compensation	51,359	27,588	97,340	46,763
Taxes and benefits	19,686	14,148	40,458	29,984
Stock and unit-based compensation	6,757	5,652	19,125	10,183
	$179,886	$114,717	$348,322	$221,317
Head count:
Average	4,937	3,534	4,635	3,503
Quarter end	5,353	3,615

Compensation expense increased $65.2 million and $127.0 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to growth in head count made to accommodate the growth in our loan production and servicing volumes as well as to increases in incentive compensation resulting from performance-based incentives and higher than expected attainment of profitability targets.

Servicing

Servicing expenses increased $27.5 million and $39.4 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to increases in provision for losses on servicing advances, relating to delinquent loans in our portfolio.

Loan origination

Loan origination expense increased $27.9 million and $59.4 million during the quarter and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to increases in wholesale brokerage fees and loan file compilation expenses, resulting from increased consumer and broker direct lending activities, as well as an increase in discounts offered to generate sufficient incentives for borrowers to refinance during the quarter and six months ended June 30, 2020 compared to the same periods during 2019.

Provision for Income Taxes

Our effective income tax rates were 26.6% and 26.4% during the quarter and six months ended June 30, 2020, respectively, compared to 27.0% and 25.7% during the same periods in 2019, respectively. The difference in the comparable six month periods primarily results from the lower impact of the permanent tax adjustment in the six months ended June 30, 2020.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2020	2019

	(in thousands)
ASSETS
Cash and short-term investments	$918,003	$262,902
Loans held for sale at fair value	4,918,253	4,912,953
Servicing advances, net	282,285	331,169
Investments in and advances to affiliates	135,740	157,343
Mortgage servicing rights	2,213,539	2,926,790
Loans eligible for repurchase	13,762,157	1,046,527
Other	996,498	566,333
Total assets	$23,226,475	$10,204,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,295,710	$4,639,001
Long-term debt	1,462,904	1,493,466
Liability for loans eligible for repurchase	13,762,157	1,046,527
Income taxes payable	736,870	504,569
Other	489,641	458,947
Total liabilities	20,747,282	8,142,510
Stockholders' equity	2,479,193	2,061,507
Total liabilities and stockholders' equity	$23,226,475	$10,204,017

Total assets increased $13.0 billion from $10.2 billion at December 31, 2019 to $23.2 billion at June 30, 2020. The increase was primarily due to an increase of $12.7 billion in loans eligible for repurchase, $722.0 million in cash, and $240.6 million in derivative assets, partially offset by a decrease of $713.3 million in MSRs. We increased our holding of cash during the six months ended June 30, 2020 as a means of enhancing our liquidity during the pandemic. The increase in loans eligible for repurchase reflects the increase in delinquent loans as a result of the Pandemic and the CARES Act forbearance requirements.

Total liabilities increased $12.6 billion from $8.1 billion at December 31, 2019 to $20.7 billion at June 30, 2020. The increase was primarily attributable to an increase in liability for loans eligible for repurchase.

Cash Flows

Our cash flows for the six months ended June 30, 2020 and 2019 are summarized below:

	Six months ended June 30,
	2020	2019	Change

	(in thousands)
Operating	$365,597	$(881,945)	$1,247,542
Investing	986,137	160,439	825,698
Financing	(629,923)	797,588	(1,427,511)
Net increase in cash and restricted cash	$721,811	$76,082	$645,729

Our cash flows resulted in a net increase in cash and restricted cash of $721.8 million during the six months ended June 30, 2020 as discussed below.

Operating activities

Net cash provided by operating activities totaled $365.6 million during the six months ended June 30, 2020 compared with net cash used in operating activities totaled $881.9 million during the same period in 2019. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Six months ended June 30,
	2020	2019

	(in thousands)
Cash flows from:
Loans held for sale	$350,725	$(1,085,179)
Other operating sources	14,872	203,234
	$365,597	$(881,945)

Investing activities

Net cash provided by investing activities during the six months ended June 30, 2020 totaled $986.1 million primarily due to $995.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs. Net cash provided by investing activities during the six months ended June 30, 2019 totaled $160.4 million, primarily due to $327.5 million net settlement of derivative financial instruments used to hedge our investment in MSRs and a $42.3 million decrease in short-term investments, partially offset by the purchase of MSRs totaling $217.9 million.

Financing activities

Net cash used in financing activities totaled $629.9 million during the six months ended June 30, 2020, primarily due to net repurchase of assets sold under agreement to repurchase, reflecting a reduction in our financing of mortgage loans held for sale and repurchase of common stock. Net cash provided by financing activities totaled $797.6 million during the six months ended June 30, 2019, primarily to finance the growth in our inventory of mortgage loans held for sale and our investments in MSRs.

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

The CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the Pandemic and may require the servicer to advance principal and interest, property taxes, insurance premiums and other expenses to the investor for up to four months on Fannie Mae and Freddie Mac loans and longer on Ginnie Mae and other government agency backed loans. In April 2020, the Company entered into a new Ginnie Mae servicing advance financing allowing the Company to borrow $600 million against Ginnie Mae MSRs and servicing advances. The Ginnie Mae servicing advances eligible for financing include advances made to support regularly scheduled monthly principal and interest to mortgage-backed securities holders, taxes, homeowners insurance and escrowed items and other expenses related to servicing delinquent loans. The Company is also in ongoing discussions with our lending partners to procure additional advance financing [to be updated].

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Average balance	$2,529,217	$1,988,920	$2,833,444	$1,715,846
Maximum daily balance	$3,769,495	$2,748,375	$3,769,495	$2,748,375
Balance at period end	$3,769,495	$2,748,374

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

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants currently include the following:

●	positive net income during one of the two most recent calendar quarters;

●	a minimum in unrestricted cash and cash equivalents of $40 million;

●	a minimum tangible net worth of $1.25 billion;

●	a maximum ratio of total liabilities to tangible net worth of 10:1; and

●	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

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

●	a minimum of cash equal to the amount borrowed under the revolving credit agreement;

●	a minimum of unrestricted cash and cash equivalents equal to $40 million;

●	a minimum of tangible net worth of $1.25 billion;

●	a minimum asset coverage ratio (the ratio of the total asset amount to the total commitment) of 2.5; and

●	a maximum ratio of total indebtedness to tangible net worth ratio of 10:1.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, as summarized below:

●	Effective June 30, 2020, FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in COVID-19 payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

●	FHFA net worth requirement is a minimum net worth of $2.5 million plus 0.25% (25 basis points) of UPB for total 1-4 unit residential mortgage loans serviced and a tangible net worth/total assets ratio greater than or equal to 6%;

●	Ginnie Mae single-family issuer minimum liquidity requirement is equal to the greater of $1.0 million or 0.10% (10 basis points) of the issuer’s outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

●	Ginnie Mae net worth requirement is equal to $2.5 million plus 0.35% (35 basis points) of the issuer’s outstanding Ginnie Mae single-family obligations.

On January 31, 2020, FHFA proposed changes to the eligibility requirements, which would increase the tangible net worth requirement to $2.5 million plus 35 basis points of the UPB of loans serviced for Ginnie Mae and 25 basis points of the UPB of all other 1-4 unit loans serviced, and increase the liquidity requirement to 4 basis points of the aggregate UPB serviced for Fannie Mae and Freddie Mac and 10 basis points of the UPB serviced for Ginnie Mae plus 300 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 4% of total Agency servicing UPB. On June 15, 2020, FHFA announced that it will be re-proposing changes to these requirements.

We believe that we are currently in compliance with the applicable Agency requirements.

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The outstanding amount of the ESS is based on the current fair value of such ESS and amounts received on the underlying mortgage loans.

On June 10, 2020, our Board of Directors increased our common stock repurchase program from $50 million to $500 million. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2020, we have repurchased $256.2 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2020, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2020, we had contractual obligations aggregating $18.3 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years

	(in thousands)
Commitments to purchase and originate loans	$12,245,054	$12,245,054	$—	$—	$—
Short-term debt	4,305,890	4,305,890	—	—	—
Long-term debt	1,467,955	7,677	659,072	650,000	151,206
Interest on long-term debt	157,210	45,949	82,207	11,561	17,493
Office leases	109,067	17,995	32,933	27,776	30,363
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	46,158	12,192	—	—	33,966
Total	$18,331,334	$16,634,757	$774,212	$689,337	$233,028

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

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2020, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$1,635,301	$1,650,000	$100,000	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$600,000	$600,000	October 21, 2020
Bank of America, N.A.	$714,042	$800,000	$500,000	March 11, 2021
Morgan Stanley Bank, N.A.	$368,513	$800,000	$100,000	August 21, 2020
Royal Bank of Canada	$360,389	$360,389	$180,000	October 30, 2020
Citibank, N.A.	$339,315	$700,000	$300,000	August 3, 2021
BNP Paribas	$193,740	$200,000	$100,000	July 30, 2021
JPMorgan Chase Bank, N.A.	$108,195	$750,000	$50,000	October 9, 2020
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$536,395	$550,000	$—	March 11, 2021
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Credit Suisse AG	$—	$150,000	$—	October 30, 2020
Credit Suisse AG (3)	$—	$—	$—	October 21, 2020
Obligations under capital lease
Banc of America Leasing and Capital LLC	$16,749	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of June 30, 2020.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The borrowing of $50 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $600 million, less any amount utilized under the Credit Suisse AG note payable, an agreement to repurchase relating to the financing of Fannie Mae MSRs and an agreement to repurchase relating to the financing of GNMA servicing advances.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2020:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,032,963	October 21, 2020	October 21, 2020
Credit Suisse First Boston Mortgage Capital LLC (2)	$352,900	August 17, 2020	April 23, 2021
Bank of America, N.A.	$120,991	July 31, 2020	March 11, 2021
Royal Bank of Canada	$35,008	July 31, 2020	July 31, 2020
Morgan Stanley Bank, N.A.	$34,949	August 21, 2020	August 21, 2020
Citibank, N.A.	$27,323	August 4, 2020	August 4, 2020
BNP Paribas	$14,888	July 31, 2020	July 31, 2020
JP Morgan Chase Bank, N.A.	$9,812	September 5, 2020	October 9, 2020
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between June 30, 2020 and the date of this Report have been renewed or extended and are described in Note 12—Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2020, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$2,385,953	$2,296,311	$2,254,114	$2,174,499	$2,136,914	$2,065,808
Change in fair value:
$	$172,414	$82,772	$40,575	$(39,039)	$(76,624)	$(147,730)
%	7.8%	3.7%	1.8%	(1.8)%	(3.5)%	(6.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$2,529,280	$2,362,975	$2,286,292	$2,144,457	$2,078,810	$1,956,958
Change in fair value:
$	$315,741	$149,437	$72,753	$(69,081)	$(134,729)	$(256,580)
%	14.3%	6.8%	3.3%	(3.1)%	(6.1)%	(11.6)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$2,311,473	$2,262,506	$2,238,022	$2,189,055	$2,164,571	$2,115,604
Change in fair value:
$	$97,934	$48,967	$24,484	$(24,484)	$(48,967)	$(97,934)
%	4.4%	2.2%	1.1%	(1.1)%	(2.2)%	(4.4)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of June 30, 2020, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$157,902	$154,484	$152,828	$149,617	$148,061	$145,041
Change in fair value:
$	$6,695	$3,278	$1,622	$(1,589)	$(3,145)	$(6,165)
%	4.4%	2.2%	1.1%	(1.1)%	(2.1)%	(4.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$167,955	$159,215	$155,125	$147,450	$143,847	$137,069
Change in fair value:
$	$16,749	$8,009	$3,919	$(3,756)	$(7,359)	$(14,137)
%	11.1%	5.3%	2.6%	(2.5)%	(4.9)%	(9.3)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware, captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”). The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the Garfield Action is without merit and plans to vigorously defend the matter, which remains pending. Any potential range of loss cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, and the matter is at a preliminary stage of litigation.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by the Company. While no assurance can be provided to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending. Any potential range of loss cannot be reasonably estimated at this time primarily because the matter involves complex factual and legal issues; there is substantial uncertainty regarding any alleged damages, and the matter is at a preliminary stage of litigation.

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

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from COVID-19. As a result of the CARES Act forbearance requirements, we expect to record additional increases in delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans.. We also expect the effects of the CARES Act forbearance requirements to reduce our servicing income and increase our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of COVID-19. Future servicing advances will be driven by the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the Pandemic.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the mortgage-backed securities market. The CARES Act forbearance requirements and the decline in financial markets have negatively impacted the fair value of our servicing assets. In addition, the CARES Act forbearance requirements and the decline in financial markets have caused PMT to report material losses and negatively affected PMT's shareholders' equity and, as a result, our net assets under management.  Consequently, we have experienced a reduction in our base management fees from PMT, and we do not expect to earn performance incentive fees from PMT for the foreseeable future. Further market volatility may result in additional declines in the value of our servicing assets, lower base management fees and make it increasingly difficult to optimize our hedging activities. Also, our liquidity and/or regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets. In addition, if we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2020.

The following table summarizes information about our stock repurchase during the quarter ended June 30, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2020 – April 30, 2020	—	$—	—	$30,930,481
May 1, 2020 – May 31, 2020	—	$—	—	$30,930,481
June 1, 2020 – June 30, 2020	6,975,323	$34.00	6,975,323	$243,769,499
Total	6,975,323	$34.00	6,975,323	$243,769,499
(1)	In June 2020, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $50 million to $500 million. In addition, the Company entered into a privately negotiated transaction with The BlackRock Foundation under the revised stock repurchase program to repurchase 6,975,323 shares of the Company’s common stock at a price of $34 per share. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

10.1

Amendment No. 9 to the Third Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		8-K	April 7, 2020

10.2	Master Repurchase Agreement, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.	8-K	April 7, 2020

10.3	Amended and Restated Guaranty, dated April 1, 2020, made by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	April 7, 2020

10.4

Series 2020-SPIADVF1 Indenture Supplement, dated as of April 1, 2020, to Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 7, 2020

10.5

Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		8-K	April 7, 2020

10.6	Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	April 7, 2020

10.7

Amendment No. 2 to Master Repurchase Agreement, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.8

Joint Amendment No. 2 to Loan and Security Agreement and Amendment No. 1 to Pricing Side Letter, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Private National Mortgage Acceptance Company, LLC and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.9˄

Joint Amendment No. 1 to the Series 2020-SPIADVF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.10˄

Joint Amendment No. 3 to the Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.11˄

Joint Amendment No. 1 to the MSR PC Repo Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	May 7, 2020

10.12	Consent Letter regarding Series 2020-SPIADVF1 Indenture Supplement, dated as of April 24, 2020, by and among PennyMacLoan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.	10-Q	May 7, 2020

10.13˄

Amendment No. 2 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 24, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 7, 2020

10.14˄

Joint Amendment No. 3 to Loan and Security Agreement and Amendment No. 2 to Pricing Side Letter, dated as of April 24, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Private National Mortgage Acceptance Company, LLC and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.15

Amendment No. 10 to Third Amended and Restated Master Repurchase Agreement, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	May 7, 2020

10.16	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.17	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	July 2, 2020

10.18	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.19	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2020 and June 30, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2020 and June 30, 2019, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2020 and June 30, 2019 and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

˄    Portions of the exhibit have been redacted.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 6, 2020	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: August 6, 2020	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Senior Managing Director and Chief Financial Officer