Form 10-Q
period 2020-09-30
PennyMac Financial Services, Inc.
filed 2020-11-06
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Common Stock, $0.0001 par value	72,444,213

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2020

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as COVID-19;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in growing loan production volume;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity to support business growth including compliance with financial covenants;

●	changes in prevailing interest rates;

●	increases in loan delinquencies and defaults;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our recent growth;

●	our ability to effectively identify, manage, monitor and mitigate financial risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2020	2019

	(in thousands, except share amounts)
ASSETS
Cash (includes $52,599 pledged to creditors at December 31, 2019)	$529,166	$188,291
Short-term investments at fair value	102,136	74,611
Loans held for sale at fair value (includes $9,011,545 and $4,846,138 pledged to creditors)	9,126,172	4,912,953
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	86,958	107,512
Derivative assets	578,254	159,686
Servicing advances, net (includes valuation allowance of $141,964 and $82,157; $232,519 and $207,460 pledged to creditors)	393,654	331,169
Mortgage servicing rights at fair value (includes $2,330,600 and $2,920,603 pledged to creditors)	2,333,821	2,926,790
Operating lease right-of-use assets	72,133	73,090
Investment in PennyMac Mortgage Investment Trust at fair value	991	1,672
Receivable from PennyMac Mortgage Investment Trust	122,478	48,159
Loans eligible for repurchase	17,183,873	1,046,527
Other (includes $207,547 and $32,598 pledged to creditors)	651,229	333,557
Total assets	$31,180,865	$10,204,017

Assets sold under agreements to repurchase	$7,259,188	$4,141,053
Mortgage loan participation purchase and sale agreements	535,063	497,948
Obligations under capital lease	13,957	20,810
Notes payable secured by mortgage servicing assets	1,295,143	1,294,070
Unsecured senior notes	492,358	—
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	142,990	178,586
Derivative liabilities	24,537	22,330
Mortgage servicing liabilities at fair value	31,698	29,140
Operating lease liabilities	92,005	91,320
Accounts payable and accrued expenses	278,403	175,273
Payable to PennyMac Mortgage Investment Trust	77,136	73,280
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	35,784	46,158
Income taxes payable	673,149	504,569
Liability for loans eligible for repurchase	17,183,873	1,046,527
Liability for losses under representations and warranties	28,504	21,446
Total liabilities	28,163,788	8,142,510

Commitments and contingencies – Note 15

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 72,400,490 and 78,515,047 shares, respectively	7	8
Additional paid-in capital	1,116,428	1,335,107
Retained earnings	1,900,642	726,392
Total stockholders' equity	3,017,077	2,061,507
Total liabilities and stockholders’ equity	$31,180,865	$10,204,017

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$865,044	$175,070	$1,819,175	$345,045
From PennyMac Mortgage Investment Trust	(9,775)	60,662	62,549	122,996
	855,269	235,732	1,881,724	468,041
Loan origination fees:
From non-affiliates	69,496	45,212	177,747	100,721
From PennyMac Mortgage Investment Trust	6,076	4,222	14,344	9,567
	75,572	49,434	192,091	110,288
Fulfillment fees from PennyMac Mortgage Investment Trust	54,839	45,149	149,594	102,313
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	203,696	185,967	601,527	533,510
From PennyMac Mortgage Investment Trust	18,752	12,964	48,806	35,102
Other	27,920	26,018	85,218	74,043
	250,368	224,949	735,551	642,655
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(127,217)	(412,730)	(1,368,219)	(1,036,123)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	3,135	3,864	18,293	11,519
Hedging results	6,521	250,146	1,027,327	587,883
	(117,561)	(158,720)	(322,599)	(436,721)
Net loan servicing fees	132,807	66,229	412,952	205,934
Net interest (expense) income:
Interest income:
From non-affiliates	52,276	81,925	170,148	207,670
From PennyMac Mortgage Investment Trust	676	1,527	2,686	5,015
	52,952	83,452	172,834	212,685
Interest expense:
To non-affiliates	61,109	54,089	171,482	138,723
To PennyMac Mortgage Investment Trust	2,070	2,291	6,416	8,124
	63,179	56,380	177,898	146,847
Net interest (expense) income	(10,227)	27,072	(5,064)	65,838
Management fees from PennyMac Mortgage Investment Trust	8,508	10,098	25,851	26,178
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(288)	66	(602)	377
Results of real estate acquired in settlement of loans	1,214	188	803	1,205
Other	2,298	2,379	6,102	6,855
Total net revenues	1,119,992	436,347	2,663,451	987,029
Expenses
Compensation	202,440	141,132	550,762	362,449
Servicing	71,110	47,909	169,779	107,210
Loan origination	53,752	34,851	150,677	72,419
Technology	28,964	20,385	69,976	52,431
Professional services	18,307	9,682	44,211	21,876
Occupancy and equipment	8,491	7,257	24,822	21,075
Other	8,637	8,934	29,841	23,491
Total expenses	391,701	270,150	1,040,068	660,951
Income before provision for income taxes	728,291	166,197	1,623,383	326,078
Provision for income taxes	193,131	44,724	429,303	85,774
Net income	$535,160	$121,473	$1,194,080	$240,304
Earnings per share
Basic	$7.39	$1.55	$15.65	$3.08
Diluted	$7.03	$1.51	$15.00	$3.01
Weighted average shares outstanding
Basic	72,439	78,361	76,292	78,119
Diluted	76,138	80,382	79,618	79,821
Dividend declared per share	$0.15	$—	$0.39	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2020	72,358	$7	$1,113,412	$1,365,774	$2,479,193
Net income	—	—	—	535,160	535,160
Stock-based compensation	159	—	9,895	—	9,895
Issuance of common stock in settlement of directors' fees	1	—	48	—	48
Repurchase of common stock	(118)	—	(6,927)	—	(6,927)
Common stock dividend ($0.15 per share)	—	—	—	(292)	(292)
Balance, September 30, 2020	72,400	$7	$1,116,428	$1,900,642	$3,017,077

	Quarter ended September 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2019	78,305	$8	$1,317,023	$461,966	$1,778,997
Net income	—	—	—	121,473	121,473
Stock-based compensation	128	—	11,095	—	11,095
Issuance of common stock in settlement of directors' fees	2	—	48	—	48
Balance, September 30, 2019	78,435	$8	$1,328,166	$583,439	$1,911,613

	Nine months ended September 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2019	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	1,194,080	1,194,080
Stock-based compensation	1,212	—	29,386	—	29,386
Issuance of common stock in settlement of directors' fees	4	—	144	—	144
Repurchase of common stock	(7,331)	(1)	(248,209)	—	(248,210)
Common stock dividends ($0.39 per share)	—	—	—	(19,830)	(19,830)
Balance, September 30, 2020	72,400	$7	$1,116,428	$1,900,642	$3,017,077

	Nine months ended September 30, 2019
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2018	77,494	$8	$1,310,648	$343,135	$1,653,791
Net income	—	—	—	240,304	240,304
Stock-based compensation	984	—	18,390	—	18,390
Issuance of common stock in settlement of directors' fees	8	—	184	—	184
Repurchase of common stock	(51)	—	(1,056)	—	(1,056)
Balance, September 30, 2019	78,435	$8	$1,328,166	$583,439	$1,911,613

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2020	2019

	(in thousands)
Cash flow from operating activities
Net income	$1,194,080	$240,304
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(1,881,724)	(468,041)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	1,349,926	1,024,604
Mortgage servicing rights hedging gains	(1,027,327)	(587,883)
Capitalization of interest and advance on loans held for sale at fair value	(55,920)	(56,800)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	6,416	8,124
Amortization of net debt issuance costs and (premiums)	12,163	(6,601)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	681	(270)
Results of real estate acquired in settlement in loans	(803)	(1,205)
Stock-based compensation expense	26,220	19,124
Provision for servicing advance losses	79,402	19,973
Depreciation and amortization	17,126	10,650
Amortization of right-of-use assets	9,176	7,258
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(43,721,458)	(32,619,639)
Origination of loans held for sale	(20,580,388)	(7,249,762)
Purchase of loans held for sale from non-affiliates	(2,515,624)	(1,132,749)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(5,980,081)	(4,172,281)
Sale to non-affiliates and principal payments of loans held for sale	67,209,239	39,084,441
Sale of loans held for sale to PennyMac Mortgage Investment Trust	2,248,896	4,095,079
Repurchase of loans subject to representations and warranties	(43,664)	(15,427)
Settlement of repurchase agreement derivatives	8,270	31,993
Increase in servicing advances	(156,964)	(9,871)
Increase in receivable from PennyMac Mortgage Investment Trust	(80,531)	(9,598)
Sale of real estate acquired in settlement of loans	27,842	17,141
Increase in other assets	(305,100)	(22,415)
Decrease in operating lease liabilities	(10,378)	(9,234)
Increase in accounts payable and accrued expenses	102,789	78,800
Decrease in payable to PennyMac Mortgage Investment Trust	(14,001)	(45,869)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(10,374)	—
Increase in income taxes payable	168,580	80,013
Net cash used in operating activities	(3,923,531)	(1,690,141)
Cash flow from investing activities
(Increase) decrease in short-term investments	(27,525)	27,161
Net change in assets purchased from PMT under agreement to resell	20,554	23,347
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	1,000,865	542,139
Purchase of mortgage servicing rights	(25,473)	(227,445)
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,584)	(5,534)
Acquisition of capitalized software	(38,443)	(22,190)
Decrease (increase) in margin deposits	205	(168,062)
Net cash provided by investing activities	924,599	169,416
Cash flow from financing activities
Sale of assets under agreements to repurchase	68,122,809	41,296,345
Repurchase of assets sold under agreements to repurchase	(64,997,443)	(39,692,086)
Issuance of mortgage loan participation purchase and sale certificates	17,814,845	17,498,589
Repayment of mortgage loan participation purchase and sale certificates	(17,777,414)	(17,516,431)
Advance of obligations under capital lease	—	25,123
Repayment of obligations under capital lease	(6,853)	(7,847)
Issuance of unsecured senior notes	500,000	—
Repayment of excess servicing spread financing	(25,112)	(30,901)
Payment of debt issuance costs	(26,362)	(4,489)
Issuance of common stock pursuant to exercise of stock options	8,431	3,900
Payment of withholding taxes relating to stock-based compensation	(5,265)	(4,634)
Payment of dividend to holders of common stock	(19,830)	—
Repurchase of common stock	(248,210)	(1,056)
Net cash provided by financing activities	3,339,596	1,566,513
Net increase in cash and restricted cash	340,664	45,788
Cash and restricted cash at beginning of period	188,578	155,924
Cash and restricted cash at end of period	$529,242	$201,712
Cash and restricted cash at end of period are comprised of the following:
Cash	$529,166	$201,268
Restricted cash included in Other assets	76	444
	$529,242	$201,712

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production and servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of PennyMac Mortgage Investment Trust (“PMT”), a real estate mortgage investment trust that invests primarily in mortgage-related assets. PennyMac’s primary wholly owned subsidiaries are:

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

●	PNMAC Capital Management, LLC (“PCM”)— a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

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

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment in and dividends received from PMT) totaled 7% and 32% of total net revenue for the quarters ended September 30, 2020 and 2019, respectively, and 12% and 31% for the nine months ended September 30, 2020 and 2019, respectively.

Note 4—Related Party Transactions

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

Effective July 1, 2020, the 2020 MSR Recapture agreement changes the recapture fee payable by the Company to a tiered amount equal to:

●	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
●	35% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 15% and up to 30%; and
●	30% of the fair market value of the MSRs relating to the recaptured loans subject to the recapture rate in excess of 30%.

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has further agreed to allocate sufficient resources to target a recapture rate of 15%.

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee.

Through June 30, 2020, pursuant to the terms of a mortgage banking services agreement, the monthly fulfillment fee was an amount equal to:

a)	no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus
b)	in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee was due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae Mortgage-Backed Securities (“MBS”) Guide.

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and, through June 30, 2020, a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company. While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Effective July 1, 2020, the fulfillment fees and sourcing fees were revised as follows:

●	Fulfillment fees shall not exceed the following:
(i)	the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
(ii)	$315 multiplied by the number of purchased loans up to the and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
(iii)	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

●	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$1	$62,558	$81,295	$127,423
Mortgage servicing rights and excess servicing spread recapture incurred	(9,776)	(1,896)	(18,746)	(4,427)
	$(9,775)	$60,662	$62,549	$122,996
Sale of loans held for sale to PMT	$27	$1,876,358	$2,248,896	$4,095,079

Tax service fees earned from PMT included in Loan origination fees	$6,076	$4,222	$14,344	$9,567

Fulfillment fee revenue	$54,839	$45,149	$149,594	$102,313

Sourcing fees paid to PMT	$1,658	$4,206	$9,143	$9,355
Unpaid principal balance of loans purchased from PMT	$16,690,482	$14,022,222	$41,641,327	$31,183,950

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

Prime Servicing

●	The base servicing fees for non-distressed loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that non-distressed loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	Effective July 1, 2020, the Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

●	Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

●	The Company is also entitled to certain activity-based fees for distressed loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

●	To the extent the Company facilitates rentals of PMT's REO under its REO rental program, the Company collects an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to the Company’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if the Company provides property management services directly. The Company is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

●	Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a loan on behalf of PMT and not through a third-party lender and the resulting loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

●	The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

Following is a summary of loan servicing and property management fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$452	$507	$1,595	$1,131
Loans at fair value	187	858	675	1,938
Mortgage servicing rights	18,113	11,599	46,536	32,033
	$18,752	$12,964	$48,806	$35,102
Property management fees received from PMT included in Other income	$—	$70	$—	$295

On June 30, 2020, the Servicing Agreement was amended and restated for a term of five years (the “2020 Servicing Agreement”). The terms of the 2020 Servicing Agreement are substantially similar to those in the prior servicing agreement except that they now include the fees described above relating to COVID-19 related forbearance and modification activities provided for under the CARES Act.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Base management	$8,508	$7,914	$25,851	$20,862
Performance incentive	—	2,184	—	5,316
	$8,508	$10,098	$25,851	$26,178

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, the Company was reimbursed $120,000 per fiscal quarter through June 30, 2020.

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

On June 30, 2020, the Management Agreement was amended and restated for a term of five years (the “2020 Management Agreement”). The terms of the 2020 Management Agreement are materially consistent with those of the prior management agreement, except that, effective July 1, 2020, PMT’s reimbursement of PCM’s and its affiliate’s compensation expenses was increased from $120,000 to $165,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,389	$1,543	$4,514	$4,055
Compensation	165	120	405	360
Expenses incurred on PMT's behalf, net	2,852	1,942	5,561	3,001
	$4,406	$3,605	$10,480	$7,416
Payments and settlements during the quarter (1)	$58,479	$68,191	$228,514	$111,411
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $211,000 and $219,000 in reimbursement of underwriting fees from PMT during the nine months ended September 30, 2020 and 2019, respectively.

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

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) has issued and may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

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

Common Shares of Beneficial Interest of PennyMac Mortgage Investment Trust

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$676	$1,527	$2,686	$5,015
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Dividends received	$31	$36	$79	$107
Change in fair value of investment	(319)	30	(681)	270
	$(288)	$66	$(602)	$377

	September 30,	December 31,
	2020	2019

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$86,958	$107,512
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$991	$1,672
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Excess servicing spread financing:
Balance at beginning of period	$151,206	$194,156	$178,586	$216,110
Issuance pursuant to recapture agreement	531	377	1,393	1,327
Accrual of interest	2,070	2,291	6,416	8,124
Repayment	(7,682)	(9,819)	(25,112)	(30,901)
Change in fair value	(3,135)	(3,864)	(18,293)	(11,519)
Balance at end of period	$142,990	$183,141	$142,990	$183,141
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$525	$429	$1,441	$1,311

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2020	2019

	(in thousands)
Receivable from PMT:
Margin settlements relating to loan sales	$48,243	$—
Allocated expenses and expenses incurred on PMT's behalf	30,207	3,724
Fulfillment fees	18,060	18,285
Correspondent production fees	11,285	10,606
Management fees	8,509	10,579
Servicing fees	6,121	4,659
Interest on assets purchased under agreements to resell	43	85
Conditional reimbursement	10	221
	$122,478	$48,159
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$58,264	$70,520
Mortgage servicing rights recapture payable	197	149
Other	18,675	2,611
	$77,136	$73,280

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

The Company has recorded $35.8 million and $46.2 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2020 and December 31, 2019, respectively. The Company made $10.4 million of payments under the tax receivable agreement during the nine months ended September 30, 2020 and did not make any payments during the nine months ended September 30, 2019.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cash flows:
Sales proceeds	$26,683,234	$17,897,693	$67,209,239	$39,084,441
Servicing fees received (1)	$166,316	$149,210	$491,743	$426,774
Net servicing advances (recoveries)	$71,890	$8,605	$68,992	$(23,583)
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	September 30,	December 31,
	2020	2019

	(in thousands)
Unpaid principal balance of loans outstanding	$188,854,796	$168,842,011
Delinquencies:
30-89 days	$7,237,198	$7,947,560
90 days or more:
Not in foreclosure	$19,423,346	$3,237,563
In foreclosure	$621,649	$888,136
Foreclosed	$13,730	$15,387
Bankruptcy	$1,288,443	$1,343,816

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	September 30, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$188,854,796	$—	$188,854,796
Purchased	47,795,763	—	47,795,763
	236,650,559	—	236,650,559
PennyMac Mortgage Investment Trust		156,496,568	156,496,568
Loans held for sale	8,749,673	—	8,749,673
	$245,400,232	$156,496,568	$401,896,800
Delinquent loans (1):
30 days	$5,924,488	$1,435,686	$7,360,174
60 days	3,178,614	621,723	3,800,337
90 days or more:
Not in foreclosure	24,324,945	5,622,954	29,947,899
In foreclosure	831,239	37,293	868,532
Foreclosed	16,409	45,925	62,334
	$34,275,695	$7,763,581	$42,039,276
Bankruptcy	$1,815,833	$158,182	$1,974,015
Delinquent loans in COVID-19 related forbearance:
30 days	$2,344,986	$474,168	$2,819,154
60 days	2,289,880	476,220	2,766,100
90 days or more not in foreclosure	17,827,122	4,716,956	22,544,078
	$22,461,988	$5,667,344	$28,129,332
Custodial funds managed by the Company (2)	$10,364,855	$6,347,559	$16,712,414
(1)	Includes delinquent loans in COVID-19 related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2019
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$168,842,011	$—	$168,842,011
Purchased	59,703,547	—	59,703,547
	228,545,558	—	228,545,558
PennyMac Mortgage Investment Trust	—	135,414,668	135,414,668
Loans held for sale	4,724,006	—	4,724,006
	$233,269,564	$135,414,668	$368,684,232
Delinquent loans:
30 days	$7,987,132	$857,660	$8,844,792
60 days	2,490,797	172,263	2,663,060
90 days or more:
Not in foreclosure	4,070,482	274,592	4,345,074
In foreclosure	1,113,806	68,331	1,182,137
Foreclosed	18,315	89,421	107,736
	$15,680,532	$1,462,267	$17,142,799
Bankruptcy	$1,898,367	$136,818	$2,035,185
Custodial funds managed by the Company (1)	$6,412,291	$2,529,984	$8,942,275
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2020	2019

	(in thousands)
California	$58,062,643	$57,311,867
Florida	33,545,822	28,940,696
Texas	31,893,436	27,909,821
Virginia	24,378,162	22,115,619
Maryland	18,700,592	16,829,320
All other states	235,316,145	215,576,909
	$401,896,800	$368,684,232

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$102,136	$—	$—	$102,136
Loans held for sale at fair value	—	6,351,175	2,774,997	9,126,172
Derivative assets:
Interest rate lock commitments	—	—	544,151	544,151
Forward purchase contracts	—	72,640	—	72,640
Forward sales contracts	—	21,652	—	21,652
MBS put options	—	27,336	—	27,336
MBS call options	—	4,255	—	4,255
Swaptions	—	5,568	—	5,568
Put options on interest rate futures purchase contracts	5,910	—	—	5,910
Call options on interest rate futures purchase contracts	1,570	—	—	1,570
Total derivative assets before netting	7,480	131,451	544,151	683,082
Netting	—	—	—	(104,828)
Total derivative assets	7,480	131,451	544,151	578,254
Mortgage servicing rights at fair value	—	—	2,333,821	2,333,821
Investment in PennyMac Mortgage Investment Trust	991	—	—	991
	$110,607	$6,482,626	$5,652,969	$12,141,374
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$142,990	$142,990
Derivative liabilities:
Interest rate lock commitments	—	—	2,706	2,706
Forward purchase contracts	—	15,903	—	15,903
Forward sales contracts	—	98,765	—	98,765
Total derivative liabilities before netting	—	114,668	2,706	117,374
Netting	—	—	—	(92,837)
Total derivative liabilities	—	114,668	2,706	24,537
Mortgage servicing liabilities at fair value	—	—	31,698	31,698
	$—	$114,668	$177,394	$199,225

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$74,611	$—	$—	$74,611
Loans held for sale at fair value	—	4,529,075	383,878	4,912,953
Derivative assets:
Interest rate lock commitments	—	—	138,511	138,511
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	12,364	—	12,364
Forward sales contracts	—	17,097	—	17,097
MBS put options	—	3,415	—	3,415
Swaptions	—	2,409	—	2,409
Put options on interest rate futures purchase contracts	3,945	—	—	3,945
Call options on interest rate futures purchase contracts	1,469	—	—	1,469
Total derivative assets before netting	5,414	35,285	146,698	187,397
Netting	—	—	—	(27,711)
Total derivative assets	5,414	35,285	146,698	159,686
Mortgage servicing rights at fair value	—	—	2,926,790	2,926,790
Investment in PennyMac Mortgage Investment Trust	1,672	—	—	1,672
	$81,697	$4,564,360	$3,457,366	$8,075,712
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$178,586	$178,586
Derivative liabilities:
Interest rate lock commitments	—	—	1,861	1,861
Forward purchase contracts	—	19,040	—	19,040
Forward sales contracts	—	18,045	—	18,045
Total derivative liabilities before netting	—	37,085	1,861	38,946
Netting	—	—	—	(16,616)
Total derivative liabilities	—	37,085	1,861	22,330
Mortgage servicing liabilities at fair value	—	—	29,140	29,140
	$—	$37,085	$209,587	$230,056

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented for the quarter and nine month periods ended September 30, 2020 and 2019:

	Quarter ended September 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, June 30, 2020	$661,719	$368,064	$8,187	$2,213,539	$3,251,509
Purchases (purchase adjustment) and issuances, net	2,734,321	593,065	—	(287)	3,327,099
Capitalization of interest and advances	22,262	—	—	—	22,262
Sales and repayments	(88,955)	—	(8,270)	—	(97,225)
Mortgage servicing rights resulting from loan sales	—	—	—	245,946	245,946
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	42,029	—	—	—	42,029
Other factors	—	311,790	83	(125,377)	186,496
	42,029	311,790	83	(125,377)	228,525
Transfers from Level 3 to Level 2	(597,134)	—	—	—	(597,134)
Reinstatement from real estate acquired in settlement of loans	755	—	—	—	755
Transfers of interest rate lock commitments to loans held for sale	—	(731,474)	—	—	(731,474)
Balance, September 30, 2020	$2,774,997	$541,445	$—	$2,333,821	$5,650,263
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2020	$38,217	$541,445	$—	$(125,377)	$454,285
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, June 30, 2020	$151,206	$29,858	$181,064
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	531	—	531
Accrual of interest	2,070	—	2,070
Repayments	(7,682)	—	(7,682)
Changes in fair value included in income	(3,135)	1,840	(1,295)
Balance, September 30, 2020	$142,990	$31,698	$174,688
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2020	$(3,135)	$1,840	$(1,295)

	Quarter ended September 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, June 30, 2019	$217,998	$111,776	$16,015	$2,720,335	$3,066,124
Purchases and issuances, net	1,861,769	199,274	1,502	46	2,062,591
Sales and repayments	(1,582,564)	—	(9,422)	—	(1,591,986)
Mortgage servicing rights resulting from loan sales	—	—	—	246,757	246,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,252	—	—	—	4,252
Other factors	—	92,138	92	(410,885)	(318,655)
	4,252	92,138	92	(410,885)	(314,403)
Transfers from Level 3 to Level 2	(416,062)	—	—	—	(416,062)
Transfers to real estate acquired in settlement of loans	(376)	—	—	—	(376)
Transfers of interest rate lock commitments to loans held for sale	—	(258,064)	—	—	(258,064)
Balance, September 30, 2019	$85,017	$145,124	$8,187	$2,556,253	$2,794,581
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2019	$(2,328)	$145,124	$41	$(410,885)	$(268,048)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, June 30, 2019	$194,156	$12,948	$207,104
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	377	—	377
Accrual of interest	2,291	—	2,291
Repayments	(9,819)	—	(9,819)
Mortgage servicing liabilities resulting from loan sales	—	19,501	19,501
Changes in fair value included in income	(3,864)	1,845	(2,019)
Balance, September 30, 2019	$183,141	$34,294	$217,435
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2019	$(3,864)	$1,845	$(2,019)

	Nine months ended September 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	4,664,408	1,431,194	—	25,473	6,121,075
Capitalization of interest and advances	55,283	—	—	—	55,283
Sales and repayments	(888,247)	—	(8,270)	—	(896,517)
Mortgage servicing rights resulting from loan sales	—	—	—	753,795	753,795
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	35,638	—	—	—	35,638
Other factors	—	808,906	83	(1,372,237)	(563,248)
	35,638	808,906	83	(1,372,237)	(527,610)
Transfers from Level 3 to Level 2	(1,476,027)	—	—	—	(1,476,027)
Transfers to real estate acquired in settlement of loans	(691)	—	—	—	(691)
Reinstatement from real estate acquired in settlement of loans	755	—	—	—	755
Transfers of interest rate lock commitments to loans held for sale	—	(1,835,305)	—	—	(1,835,305)
Balance, September 30, 2020	$2,774,997	$541,445	$—	$2,333,821	$5,650,263
Changes in fair value recognized during the period relating to assets still held at September 30, 2020	$31,389	$541,445	$—	$(1,372,237)	$(799,403)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,393	—	1,393
Accrual of interest	6,416	—	6,416
Repayments	(25,112)	—	(25,112)
Mortgage servicing liabilities resulting from loan sales	—	6,576	6,576
Changes in fair value included in income	(18,293)	(4,018)	(22,311)
Balance, September 30, 2020	$142,990	$31,698	$174,688
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2020	$(18,293)	$(4,018)	$(22,311)

	Nine months ended September 30, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	3,537,177	376,137	15,019	227,445	4,155,778
Sales and repayments	(2,414,899)	—	(31,994)	—	(2,446,893)
Mortgage servicing rights resulting from loan sales	—	—	—	545,839	545,839
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(2,025)	—	—	—	(2,025)
Other factors	—	248,889	(1,608)	(1,037,643)	(790,362)
	(2,025)	248,889	(1,608)	(1,037,643)	(792,387)
Transfers from Level 3 to Level 2	(1,292,824)	—	—	—	(1,292,824)
Transfers to real estate acquired in settlement of loans	(2,420)	—	—	—	(2,420)
Transfers of interest rate lock commitments to loans held for sale	—	(529,240)	—	—	(529,240)
Balance, September 30, 2019	$85,017	$145,124	$8,187	$2,556,253	$2,794,581
Changes in fair value recognized during the period relating to assets still held at September 30, 2019	$(2,478)	$145,124	$165	$(1,037,643)	$(894,832)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,327	—	1,327
Accrual of interest	8,124	—	8,124
Repayments	(30,901)	—	(30,901)
Mortgage servicing liabilities resulting from loan sales	—	27,133	27,133
Changes in fair value included in income	(11,519)	(1,520)	(13,039)
Balance, September 30, 2019	$183,141	$34,294	$217,435
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2019	$(11,519)	$(1,520)	$(13,039)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2020			2019
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

Assets:
Loans held for sale	$773,313	$—	$773,313	$263,339	$—	$263,339
Mortgage servicing rights	—	(125,377)	(125,377)	—	(410,885)	(410,885)
	$773,313	$(125,377)	$647,936	$263,339	$(410,885)	$(147,546)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$3,135	$3,135	$—	$3,864	$3,864
Mortgage servicing liabilities	—	(1,840)	(1,840)	—	(1,845)	(1,845)
	$—	$1,295	$1,295	$—	$2,019	$2,019

	Nine months ended September 30,
	2020			2019
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

Assets:
Loans held for sale	$1,911,828	$—	$1,911,828	$538,086	$—	$538,086
Mortgage servicing rights	—	(1,372,237)	(1,372,237)	—	(1,037,643)	(1,037,643)
	$1,911,828	$(1,372,237)	$539,591	$538,086	$(1,037,643)	$(499,557)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$18,293	$18,293	$—	$11,519	$11,519
Mortgage servicing liabilities	—	4,018	4,018	—	1,520	1,520
	$—	$22,311	$22,311	$—	$13,039	$13,039

Following are the fair value and related principal amounts due upon maturity of loans held for sale accounted for under the fair value option:

	September 30, 2020			December 31, 2019
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$8,670,895	$8,279,163	$391,732	$4,628,333	$4,431,854	$196,479
90 days or more delinquent:
Not in foreclosure	392,866	404,183	(11,317)	236,650	241,958	(5,308)
In foreclosure	62,411	66,327	(3,916)	47,970	50,194	(2,224)
	$9,126,172	$8,749,673	$376,499	$4,912,953	$4,724,006	$188,947

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2020	$—	$—	$7,346	$7,346
December 31, 2019	$—	$—	$9,850	$9,850

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Real estate acquired in settlement of loans	$(825)	$139	$(2,059)	$162

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell, Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Obligations under capital lease, Notes payable secured by mortgage servicing assets and Unsecured senior notes are carried at amortized cost.

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these assets and liabilities other than the 2018-GTI Notes and 2018-GT2 Notes (the “2018 Term Notes”) included in Notes payable secured by mortgage servicing assets and the Unsecured Notes (as hereafter defined) approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the 2018 Term Notes and the Unsecured Notes based on non-affiliate broker indications of fair value. The fair value and carrying value of these notes are summarized below:

	September 30, 2020		December 31, 2019
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
2018 Term Notes	$1,259,619	$1,295,143	$1,303,047	$1,294,070
Unsecured Notes	$510,000	$492,358	$—	$—

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and derivative liabilities and all of its MSRs, ESS, and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. As of September 30, 2020, the Company’s senior management valuation committee includes the Company’s chief financial, investment and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms or after six months of timely payments following the completion of certain types of payment deferral programs.

●	Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Home equity lines of credit held for sale to PMT. At present, an active market with observable inputs that are significant to the estimation of fair value of home equity lines of credit does not exist.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2020	December 31, 2019
Fair value (in thousands)	$2,774,997	$383,878
Key inputs (1):
Discount rate:
Range	3.2% – 9.2%	3.0% – 9.2%
Weighted average	3.2%	3.0%
Twelve-month projected housing price index change:
Range	2.1% – 2.6%	2.6% – 3.2%
Weighted average	2.2%	2.8%
Voluntary prepayment/resale speed (2):
Range	0.5% – 24.9%	0.4% – 21.4%
Weighted average	19.6%	18.2%
Total prepayment speed (3):
Range	0.6% – 38.7%	0.5% – 39.2%
Weighted average	29.9%	36.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments/resale and defaults.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2020	December 31, 2019
Fair value (in thousands) (1)	$541,445	$136,650
Key inputs (2):
Pull-through rate:
Range	11.8% – 100%	12.2% – 100%
Weighted average	80.6%	86.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	1.0 – 5.1	1.4 – 5.7
Weighted average	3.5	4.2
Percentage of loan commitment amount
Range	0.2% – 2.5%	0.3% – 2.8%
Weighted average	1.1%	1.6%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Repurchase Agreement Derivatives

Through August 21, 2019, the Company had a master repurchase agreement that included incentives for financing loans approved for satisfying designated consumer relief characteristics. These incentives are classified for financial reporting purposes as embedded derivatives and are separated for reporting purposes from the master repurchase agreement. Repurchase agreement derivatives are categorized as “Level 3” fair value assets. The significant unobservable inputs used in the valuation of repurchase agreement derivative assets are the discount rate and the Company’s expected approval rate of the loans financed under the master repurchase agreement. The resulting ratio included in the Company’s fair value estimate was 99.0% at December 31, 2019.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment rates of the underlying loans, and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$245,946	$246,757	$753,795	$545,839
Unpaid principal balance of underlying loans	$25,369,941	$15,709,249	$63,766,627	$35,532,425
Weighted average servicing fee rate (in basis points)	32	43	36	42
Key inputs (1):
Pricing spread (2)
Range	8.0% – 17.6%	5.5% – 16.2%	6.8% – 18.1%	5.5% – 16.2%
Weighted average	9.6%	8.3%	9.3%	8.6%
Annual total prepayment speed (3)
Range	7.2% – 41.0%	8.8% – 32.1%	7.2% – 49.8%	7.7% – 32.8%
Weighted average	10.4%	15.7%	12.4%	15.0%
Equivalent average life (in years)
Range	2.3 – 9.1	2.7 – 7.5	1.5 – 9.1	2.6 – 7.8
Weighted average	7.3	5.5	6.6	5.8
Per-loan annual cost of servicing
Range	$80 – $110	$78 – $100	$77 – $110	$78 – $100
Weighted average	$102	$97	$100	$97
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2020	December 31, 2019

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 2,333,821	$ 2,926,790
Pool characteristics:
Unpaid principal balance of underlying loans	$ 234,850,997	$ 225,787,103
Weighted average note interest rate	3.8%	3.9%
Weighted average servicing fee rate (in basis points)	35	35
Key inputs (1):
Pricing spread (2):
Range	8.0% – 17.6%	6.8% – 15.8%
Weighted average	10.1%	8.5%
Effect on fair value of:
5% adverse change	($42,266)	($44,561)
10% adverse change	($82,935)	($87,734)
20% adverse change	($159,813)	($170,155)
Annual total prepayment speed (3):
Range	10.4% – 32.3%	9.3% – 40.9%
Weighted average	15.3%	12.7%
Equivalent average life (in years)
Range	1.7 – 6.8	1.4 – 7.4
Weighted average	5.4	6.1
Effect on fair value of:
5% adverse change	($67,933)	($63,569)
10% adverse change	($132,698)	($124,411)
20% adverse change	($253,474)	($238,549)
Annual per-loan cost of servicing:
Range	$78 – $110	$77 – $100
Weighted average	$104	$97
Effect on fair value of:
5% adverse change	($25,138)	($24,516)
10% adverse change	($50,275)	($49,032)
20% adverse change	($100,551)	($98,065)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Excess Servicing Spread Financing at Fair Value

ESS is categorized as a “Level 3” fair value liability. Because ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

The key inputs used in the estimation of ESS fair value include pricing spread (discount rate) and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not directly related.

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

Following are the key inputs used in determining the fair value of ESS financing:

	September 30,	December 31,
	2020	2019
Fair value (in thousands)	$ 142,990	$ 178,586
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 17,070,283	$ 19,904,571
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	4.9% – 5.3%	3.0% – 3.3%
Weighted average	5.1%	3.1%
Annual total prepayment speed (3):
Range	9.6% – 17.6%	8.7% – 16.2%
Weighted average	11.8%	11.0%
Equivalent average life (in years)
Range	2.4 – 6.7	2.7 – 7.2
Weighted average	5.8	6.1
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

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

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2020	2019
Fair value (in thousands)	$31,698	$29,140
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$1,799,562	$2,758,454
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.1%	8.2%
Annual total prepayment speed (2)	35.1%	29.2%
Equivalent average life (in years)	2.9	3.9
Annual per-loan cost of servicing	$343	$300
(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is included for informational purposes.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	September 30,	December 31,
Loan type	2020	2019

	(in thousands)
Government-insured or guaranteed	$5,219,448	$4,222,010
Conventional conforming	1,131,727	307,065
Purchased from Ginnie Mae pools serviced by the Company	2,759,032	374,121
Repurchased pursuant to representations and warranties	15,965	9,244
Home equity lines of credit	—	513
	$9,126,172	$4,912,953
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$8,453,522	$4,322,789
Mortgage loan participation purchase and sale agreements	558,023	523,349
	$9,011,545	$4,846,138

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

The Company also engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of certain of the its assets. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and the portion of its MSRs not financed with ESS.

The Company does not designate and qualify any of its derivatives for hedge accounting. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	18,873,579	$544,151	$2,706	7,122,316	$138,511	$1,861
Repurchase agreement derivatives		—	—		8,187	—
Used for hedging purposes (1):
Forward purchase contracts	31,443,783	72,640	15,903	13,618,361	12,364	19,040
Forward sales contracts	42,438,243	21,652	98,765	16,220,526	17,097	18,045
MBS put options	12,950,000	27,336	—	6,100,000	3,415	—
MBS call options	1,850,000	4,255	—	—	—	—
Swaption purchase contracts	3,125,000	5,568	—	1,750,000	2,409	—
Put options on interest rate futures purchase contracts	2,275,000	5,910	—	2,250,000	3,945	—
Call options on interest rate futures purchase contracts	950,000	1,570	—	750,000	1,469	—
Treasury futures purchase contracts	1,000,000	—	—	1,276,000	—	—
Treasury futures sale contracts	450,000	—	—	1,010,000	—	—
Interest rate swap futures purchase contracts	3,585,000	—	—	3,210,000	—	—
Total derivatives before netting		683,082	117,374		187,397	38,946
Netting		(104,828)	(92,837)		(27,711)	(16,616)
		$578,254	$24,537		$159,686	$22,330
Collateral received from derivative counterparties, net		$(11,991)			$(11,095)
(1)	All the hedging derivatives are interest rate derivatives and are used as economic hedges.

The following table summarizes notional amount activity for derivative contracts used in the Company’s hedging activities:

	Notional amounts, quarter ended September 30, 2020
	Beginning of		Dispositions/	End of
Instrument	quarter	Additions	expirations	quarter

	(in thousands)
Forward purchase contracts	20,709,914	143,902,517	(133,168,648)	31,443,783
Forward sale contracts	25,302,147	175,642,745	(158,506,649)	42,438,243
MBS put options	11,200,000	29,850,000	(28,100,000)	12,950,000
MBS call options	—	1,850,000	—	1,850,000
Swaption purchase contracts	3,375,000	3,625,000	(3,875,000)	3,125,000
Swaption sale contracts	—	3,875,000	(3,875,000)	—
Put options on interest rate futures purchase contracts	350,000	3,325,000	(1,400,000)	2,275,000
Call options on interest rate futures purchase contracts	1,800,000	1,200,000	(2,050,000)	950,000
Put options on interest rate futures sale contracts	—	1,400,000	(1,400,000)	—
Call options on interest rate futures sale contracts	—	2,050,000	(2,050,000)	—
Treasury futures purchase contracts	925,000	1,561,500	(1,486,500)	1,000,000
Treasury futures sale contracts	450,000	1,486,500	(1,486,500)	450,000
Interest rate swap futures purchase contracts	3,460,000	1,200,000	(1,075,000)	3,585,000
Interest rate swap futures sales contracts	—	1,075,000	(1,075,000)	—

	Notional amounts, quarter ended September 30, 2019
	Beginning of		Dispositions/	End of
Instrument	quarter	Additions	expirations	quarter

	(in thousands)
Forward purchase contracts	19,497,698	100,139,970	(103,807,843)	15,829,825
Forward sale contracts	14,276,156	122,174,329	(121,333,675)	15,116,810
MBS put options	12,775,000	29,575,000	(32,300,000)	10,050,000
MBS call options	2,250,000	—	(2,250,000)	—
Put options on interest rate futures purchase contracts	2,835,000	9,850,000	(8,335,000)	4,350,000
Call options on interest rate futures purchase contracts	3,687,500	1,750,000	(4,837,500)	600,000
Put options on interest rate futures sale contracts	—	8,335,000	(8,335,000)	—
Call options on interest rate futures sale contracts	—	4,837,500	(4,837,500)	—
Treasury futures purchase contracts	486,100	5,132,000	(4,209,600)	1,408,500
Treasury futures sale contracts	1,550,000	3,792,100	(4,209,600)	1,132,500
Interest rate swap futures purchase contracts	2,900,000	1,800,000	(790,000)	3,910,000
Interest rate swap futures sale contracts	—	790,000	(790,000)	—

	Notional amounts, nine months ended September 30, 2020
	Beginning of		Dispositions/	End of
Instrument	period	Additions	expirations	period

	(in thousands)
Forward purchase contracts	13,618,361	370,704,328	(352,878,906)	31,443,783
Forward sale contracts	16,220,526	444,965,072	(418,747,355)	42,438,243
MBS put options	6,100,000	79,600,000	(72,750,000)	12,950,000
MBS call options	—	1,850,000	—	1,850,000
Swaption purchase contracts	1,750,000	14,700,000	(13,325,000)	3,125,000
Swaption sale contracts	—	13,325,000	(13,325,000)	—
Put options on interest rate futures purchase contracts	2,250,000	12,025,000	(12,000,000)	2,275,000
Call options on interest rate futures purchase contracts	750,000	9,740,000	(9,540,000)	950,000
Put options on interest rate futures sale contracts	—	12,000,000	(12,000,000)	—
Call options on interest rate futures sale contracts	—	9,540,000	(9,540,000)	—
Treasury futures purchase contracts	1,276,000	5,516,700	(5,792,700)	1,000,000
Treasury futures sale contracts	1,010,000	5,232,700	(5,792,700)	450,000
Interest rate swap futures purchase contracts	3,210,000	4,150,000	(3,775,000)	3,585,000
Interest rate swap futures sales contracts	—	3,775,000	(3,775,000)	—

	Notional amounts, nine months ended September 30, 2019
	Beginning of		Dispositions/	End of
Instrument	period	Additions	expirations	period

	(in thousands)
Forward purchase contracts	6,657,026	237,370,321	(228,197,522)	15,829,825
Forward sale contracts	6,890,046	275,749,351	(267,522,587)	15,116,810
MBS put options	4,635,000	77,185,000	(71,770,000)	10,050,000
MBS call options	1,450,000	6,750,000	(8,200,000)	—
Put options on interest rate futures purchase contracts	3,085,000	19,422,500	(18,157,500)	4,350,000
Call options on interest rate futures purchase contracts	1,512,500	13,127,800	(14,040,300)	600,000
Put options on interest rate futures sale contracts	—	27,297,800	(27,297,800)	—
Call options on interest rate futures sale contracts	—	4,837,500	(4,837,500)	—
Treasury futures purchase contracts	835,000	11,943,400	(11,369,900)	1,408,500
Treasury futures sale contracts	1,450,000	11,052,400	(11,369,900)	1,132,500
Interest rate swap futures purchase contracts	625,000	4,075,000	(790,000)	3,910,000
Interest rate swap futures sale contracts	—	790,000	(790,000)	—

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	September 30, 2020			December 31, 2019
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$544,151	$—	$544,151	$138,511	$—	$138,511
Repurchase agreement derivatives	—	—	—	8,187	—	8,187
	544,151	—	544,151	146,698	—	146,698
Derivatives subject to master netting arrangements:
Forward purchase contracts	72,640	—	72,640	12,364	—	12,364
Forward sale contracts	21,652	—	21,652	17,097	—	17,097
MBS put options	27,336	—	27,336	3,415	—	3,415
MBS call options	4,255	—	4,255	—	—	—
Swaption purchase contracts	5,568	—	5,568	2,409	—	2,409
Put options on interest rate futures purchase contracts	5,910	—	5,910	3,945	—	3,945
Call options on interest rate futures purchase contracts	1,570	—	1,570	1,469	—	1,469
Netting	—	(104,828)	(104,828)	—	(27,711)	(27,711)
	138,931	(104,828)	34,103	40,699	(27,711)	12,988
	$683,082	$(104,828)	$578,254	$187,397	$(27,711)	$159,686

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2020				December 31, 2019
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$544,151	$—	$—	$544,151	$138,511	$—	$—	$138,511
JPMorgan Chase Bank, N.A.	18,772	—	—	18,772	2,196	—	—	2,196
RJ O'Brien	7,480	—	—	7,480	5,414	—	—	5,414
Wells Fargo Bank, N.A.	5,256	—	—	5,256	—	—	—	—
Goldman Sachs	1,148	—	—	1,148	2,548	—	—	2,548
Deutsche Bank	—	—	—	—	9,138	—	—	9,138
Mizuho Securities	—	—	—	—	1,597	—	—	1,597
Others	1,447	—	—	1,447	282	—	—	282
	$578,254	$—	$—	$578,254	$159,686	$—	$—	$159,686

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	September 30, 2020			December 31, 2019
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,706	$—	$2,706	$1,861	$—	$1,861
Derivatives subject to a master netting arrangement:
Forward purchase contracts	15,903	—	15,903	19,040	—	19,040
Forward sale contracts	98,765	—	98,765	18,045	—	18,045
Netting	—	(92,837)	(92,837)	—	(16,616)	(16,616)
	114,668	(92,837)	21,831	37,085	(16,616)	20,469
Total derivatives	117,374	(92,837)	24,537	38,946	(16,616)	22,330
Assets sold under agreements to repurchase:
Amount outstanding	7,267,046	—	7,267,046	4,141,680	—	4,141,680
Unamortized debt issuance cost, net	(7,858)	—	(7,858)	(627)	—	(627)
	7,259,188	—	7,259,188	4,141,053	—	4,141,053
	$7,376,562	$(92,837)	$7,283,725	$4,179,999	$(16,616)	$4,163,383

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

	September 30, 2020				December 31, 2019
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$2,706	$—	$—	$2,706	$1,861	$—	$—	$1,861
Credit Suisse First Boston Mortgage Capital LLC	3,613,132	(3,607,746)	—	5,386	1,235,430	(1,235,430)	—	—
Morgan Stanley Bank, N.A.	784,434	(784,434)	—	—	582,941	(582,941)	—	—
Bank of America, N.A.	767,391	(767,391)	—	—	379,400	(374,190)	—	5,210
JPMorgan Chase Bank, N.A.	741,341	(741,341)	—	—	936,172	(936,172)	—	—
Citibank, N.A.	637,347	(632,928)	—	4,419	655,831	(653,170)	—	2,661
BNP Paribas	370,013	(370,013)	—	—	183,880	(183,880)	—	—
Royal Bank of Canada	363,193	(363,193)	—	—	175,897	(175,897)	—	—
Federal Home Loan Mortgage Corporation	5,755	—	—	5,755	—	—	—	—
Mizuho Securities	2,366	—	—	2,366	—	—	—	—
Barclays Capital	1,648	—	—	1,648	—	—	—	—
Wells Fargo Bank, N.A.	—	—	—	—	11,212	—	—	11,212
Others	2,257	—	—	2,257	1,386	—	—	1,386
	$7,291,583	$(7,267,046)	$—	$24,537	$4,164,010	$(4,141,680)	$—	$22,330

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2020	2019	2020	2019

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$173,381	$33,347	$404,795	$95,785
Repurchase agreement derivatives	Interest expense	$83	$92	$83	$(1,608)
Hedged item (2):
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(77,320)	$(55,540)	$(403,992)	$(157,362)
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$6,521	$250,146	$1,027,327	$587,883
(1)	Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

(2)	All the hedging derivatives are interest rate derivatives and are used as economic hedges.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Balance at beginning of period	$2,213,539	$2,720,335	$2,926,790	$2,820,612
Additions:
Resulting from loan sales	245,946	246,757	753,795	545,839
Purchases (purchase adjustments), net	(287)	46	25,473	227,445
	245,659	246,803	779,268	773,284
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(26,208)	(286,880)	(1,040,751)	(704,967)
Other changes in fair value (2)	(99,169)	(124,005)	(331,486)	(332,676)
Total change in fair value	(125,377)	(410,885)	(1,372,237)	(1,037,643)
Balance at end of period	$2,333,821	$2,556,253	$2,333,821	$2,556,253

			September 30,	December 31,
			2020	2019

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$2,330,600	$2,920,603
(1)	Principally reflects changes in discount rate, prepayment speed and servicing cost inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Balance at beginning of period	$29,858	$12,948	$29,140	$8,681
Mortgage servicing liabilities resulting from loan sales	—	19,501	6,576	27,133
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	10,822	8,630	24,927	14,687
Other changes in fair value (2)	(8,982)	(6,785)	(28,945)	(16,207)
Total change in fair value	1,840	1,845	(4,018)	(1,520)
Balance at end of period	$31,698	$34,294	$31,698	$34,294

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Contractual servicing fees	$203,696	$185,967	$601,527	$533,510
Other fees:
Late charges	7,615	12,430	28,718	31,258
Other	6,960	4,846	17,781	9,119
	$218,271	$203,243	$648,026	$573,887

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of these operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Lease expense:
Operating leases	$4,144	$3,356	$12,110	$9,817
Short-term leases	457	213	937	644
Sublease income	—	(35)	—	(94)
Net lease expense included in Occupancy and equipment	$4,601	$3,534	$13,047	$10,367

Other information:
Cash payments for operating leases	$4,418	$4,063	$13,212	$11,793
Operating lease right-of-use assets recognized:
Upon adoption Accounting Standards Update 2016-02, Leases (Topic 842)	$—	$—	$—	$58,713
New leases	1,721	1,929	8,219	1,929
	$1,721	$1,929	$8,219	$60,642
Period end weighted averages:
Remaining lease term (in years)	6.4	5.8
Discount rate	4.2%	4.6%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2021	$18,586
2022	16,405
2023	16,792
2024	14,474
2025	13,296
Thereafter	27,224
Total lease payments	106,777
Less imputed interest	(14,772)
Total	$92,005

Note 11—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2020	2019

	(in thousands)
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$192,597	$—
Margin deposits	90,156	84,118
Capitalized software, net	91,237	63,130
Furniture, fixture, equipment and building improvements, net	29,274	30,480
Real estate acquired in settlement of loans	14,395	20,326
Other	233,570	135,503
	$651,229	$333,557
Deposits pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$192,597	$—
Assets pledged to secure Obligation under capital lease:
Capitalized software, net	8,862	12,192
Furniture, fixture, equipment and building improvements, net	6,088	20,406
	$207,547	$32,598

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2020.

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

The GMSR Servicing Advance Notes leverage the GNMA MSR Facility to support a separately defined servicing advance facility within the existing structure and provide the Company enhanced ability to finance its servicing advance obligations to Ginnie Mae and its security holders as necessary. Specifically, the GMSR Servicing Advances Repurchase Agreement provides the Company with financing secured by its servicing advances to pay, in accordance with the Ginnie Mae requirements, in the event borrowers are delinquent: (i) regularly scheduled monthly principal and interest to mortgage-backed securities holders; (ii) taxes, homeowner’s insurance, and other escrowed items; and (iii) other expenses related to servicing delinquent loans as specified by (A) state and federal laws and (B) government agencies, including the FHA, the VA, and the USDA.

The borrowing capacity under the GMSR Servicing Advances Repurchase Agreement, shared with VFN financing capacity, is $600 million, all of which is committed and may be used to finance the servicing advances related to delinquent FHA, VA, and USDA loans, including delinquencies caused by forbearance in accordance with the CARES Act.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,363,140	$2,098,208	$2,669,336	$1,861,086
Weighted average interest rate (1)	2.68%	3.66%	3.06%	4.08%
Total interest expense (2)	$27,322	$19,429	$70,493	$47,709
Maximum daily amount outstanding	$7,267,046	$3,539,459	$7,267,046	$3,539,459

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,267,046	$4,141,680
Unamortized debt issuance costs	(7,858)	(627)
	$7,259,188	$4,141,053
Weighted average interest rate	1.85%	3.29%
Available borrowing capacity (3):
Committed	$17,072	$125,810
Uncommitted	2,940,882	782,510
	$2,957,954	$908,320
Fair value of assets securing repurchase agreements:
Loans held for sale	$8,453,522	$4,322,789
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$86,958	$107,512
Servicing advances (4)	$232,519	$207,460
Mortgage servicing rights (4)	$2,283,876	$2,902,721
Deposits (4)	$192,597	$—
Margin deposits placed with counterparties (5)	$4,375	$5,000
(1)	Excludes the effect of amortization of net issuance costs of $4.8 million and $9.2 million for the quarter and nine months ended September 30, 2020, respectively, and net issuance costs and premiums of $0.2 million and $9.2 million for the quarter and nine months ended September 30, 2019, respectively.
(2)	In 2017, PFSI entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $1.6 million and $14.7 million of such incentives as reductions in Interest expense during the quarter and nine months ended September 30, 2019, respectively. The master repurchase agreement expired on August 21, 2019.
(3)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(4)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, the 2018 Term Notes described in Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2020	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,490,837
Over 30 to 90 days	5,365,208
Over 90 to 180 days	361,001
Over 180 days to one year	50,000
Total assets sold under agreements to repurchase	$7,267,046
Weighted average maturity (in months)	2.0

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2020:

		Weighted average
		maturity of advances
		under repurchase
Counterparty	Amount at risk	agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,092,694	April 23, 2021	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC	$460,264	October 19, 2020	April 23, 2021
Bank of America, N.A.	$410,222	November 2, 2020	March 11, 2021
JP Morgan Chase Bank, N.A.	$192,579	December 2, 2020	January 7, 2021
Morgan Stanley Bank, N.A.	$62,630	November 3, 2020	November 3, 2020
Citibank, N.A.	$48,231	December 15, 2020	August 3, 2021
Royal Bank of Canada	$33,343	October 30, 2020	October 30, 2020
BNP Paribas	$27,646	December 16, 2020	July 30, 2021
(1)	The calculation of the amount at risk includes the VFN and the 2018 Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, 2018 Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance	$235,713	$258,169	$227,460	$249,023
Weighted average interest rate (1)	1.40%	3.36%	1.98%	3.55%
Total interest expense	$999	$2,304	$3,870	$7,034
Maximum daily amount outstanding	$538,074	$524,095	$540,977	$548,038
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 and $135,000 for the quarters ended September 30, 2020 and 2019, respectively, and $490,000 and $405,000 for the nine months ended September 30, 2020 and 2019, respectively.

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$535,378	$497,948
Unamortized debt issuance costs	(315)	—
	$535,063	$497,948
Weighted average interest rate	1.40%	3.05%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$558,023	$523,349

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance	$15,179	$25,812	$17,253	$13,380
Weighted average interest rate	2.16%	4.47%	2.69%	4.48%
Total interest expense	$83	$274	$354	$476
Maximum daily amount outstanding	$16,749	$28,295	$20,810	$28,295

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Unpaid principal balance	$13,957	$20,810
Weighted average interest rate	2.15%	3.74%
Assets pledged to secure obligations under capital lease:
Furniture, fixtures and equipment	$6,088	$20,406
Capitalized software	$8,862	$12,192

Notes Payable Secured by Mortgage Servicing Assets

2018 Term Notes

The Company, through the Issuer Trust, issued the 2018 Term Notes to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2018 Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

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

MSR Note Payable

On February 1, 2018, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on October 21, 2020. The maximum amount that the Company may borrow under the note payable is $600 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the periods presented.

Notes payable are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Weighted average interest rate (1)	2.99%	5.11%	3.57%	5.21%
Total interest expense	$10,177	$17,044	$36,131	$52,118
Maximum daily amount outstanding	$1,300,000	$1,300,000	$1,300,000	$1,300,000
(1)	Excludes the effect of amortization of debt issuance costs totaling $459,000 and $445,000 for the quarters ended September 30, 2020 and 2019, respectively, and $1.4 million and $1.3 million for the nine month periods ended September 30, 2020 and 2019, respectively.

	September 30,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(4,857)	(5,930)
	$1,295,143	$1,294,070
Weighted average interest rate	2.93%	4.46%
Assets pledged to secure notes payable (1):
Servicing advances	$232,519	$207,460
Mortgage servicing rights	$2,213,344	$2,861,442
Deposits	$192,597	$—
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the 2018 Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheet.

Unsecured Senior Notes

On September 29, 2020, the Company issued $500 million aggregate principal amount of 5.375% senior notes (the “Unsecured Notes”). Interest on the Unsecured Notes accrues beginning on September 29, 2020 at a rate of 5.375% per year. Interest on the Unsecured Notes is payable semi-annually on April 15 and October 15 of each year, beginning on April 15, 2021. The Unsecured Notes mature on October 15, 2025.

Before October 15, 2022, the Company may, at its option and on any one or more occasions redeem:

●	some or all of the Unsecured Notes at a price equal to 100% of the principal amount of the Unsecured Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium; and
●	up to 40% of the aggregate principal amount of the Unsecured Notes with an amount equal to or less than the net proceeds from certain equity offerings at a redemption price of 105.375% plus accrued and unpaid interest to, but excluding, the redemption date.

On or after October 15, 2022, the Company may, at its option and on any one or more occasions, redeem some or all of the Unsecured Notes at the applicable redemption prices set forth in the indenture under which the Unsecured Notes were issued, plus accrued and unpaid interest to, but excluding, the redemption date.

If a “change of control” (as defined in the indenture under which the Unsecured Notes were issued) occurs, the holders of the Unsecured Notes may require the Company to purchase for cash all or a portion of their Unsecured Notes at a purchase price equal to 101% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Unsecured Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any future subordinated indebtedness of the Company, equally in right of payment with all existing and future senior indebtedness of the Company and effectively subordinated to any future secured indebtedness of the Company to the extent of the value of collateral securing such indebtedness.

The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of PFSI’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The guarantees are senior unsecured obligations of the guarantors and will rank senior in right of payment to any future subordinated indebtedness of the guarantors, equally in right of payment with all existing and future senior indebtedness of the guarantors and effectively subordinated to any future secured indebtedness of the guarantors to the extent of the value of collateral securing such indebtedness. The Unsecured Notes and the guarantees are structurally subordinated to the indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Unsecured Notes.

Corporate Revolving Line of Credit

The Company, through its subsidiary PennyMac, entered into an amended and restated credit agreement on November 18, 2016, as amended (the “Credit Agreement”) under which PennyMac established a revolving line of credit in an amount not to exceed $150 million. Certain cash accounts with balances totaling $52.6 million at December 31, 2019, were pledged to secure this revolving line of credit. PennyMac did not borrow under the revolving line of credit during the periods presented and terminated the Credit Agreement on September 29, 2020 concurrent with the issuance the Unsecured Notes. Debt issuance costs and non-utilization fees totaled $561,000 and $481,000 for the quarters ended September 30, 2020 and 2019, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Balance at beginning of period	$25,909	$18,709	$21,446	$21,155
Provision for losses on loans sold:
Resulting from sales of loans	5,219	2,508	13,120	5,222
Reduction in liability due to change in estimate	(2,473)	(1,175)	(5,419)	(6,305)
Losses incurred, net	(151)	(74)	(643)	(104)
Balance at end of period	$28,504	$19,968	$28,504	$19,968
Unpaid principal balance of loans subject to representations and warranties at end of period	$199,194,983	$166,541,153

Note 14—Income Taxes

The Company’s effective income tax rates were 26.5% and 26.9% for the quarters ended September 30, 2020 and 2019, respectively and 26.4% and 26.3% for the nine months ended September 30, 2020 and 2019, respectively.

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”). The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into a corporate reorganization (the “Reorganization”), without ensuring that the Reorganization was entirely fair to the Company or public shareholders. In connection with the Reorganization, the Company was formed as a Delaware corporation on July 2, 2018, and became the top-level parent holding company for the consolidated PennyMac business on November 1, 2018, The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While the Company and its co-defendants believe the Garfield Action is without merit and expressly disclaim any wrongdoing, they have collectively agreed to settle the Garfield Action for an amount equal to $6.85 million in order to avoid the ongoing costs of litigation and further distractions to their respective businesses. A settlement agreement was filed with the Delaware Court on October 9, 2020, and is currently pending approval. The Company’s share of the settlement amount will be paid entirely by one of the Company’s insurers.

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

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $18.9 billion as of September 30, 2020.

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

Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2020	2019	2020	2019	total (1)

	(in thousands)
Shares of common stock repurchased	118	—	7,331	51	8,147
Cost of shares of common stock repurchased	$6,927	$—	$248,210	$1,056	$263,158
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through September 30, 2020.

Note 17—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
From non-affiliates:
Cash gain (loss):
Loans	$605,559	$(22,838)	$1,219,732	$(77,659)
Hedging activities	(72,268)	(148,128)	(421,947)	(230,200)
	533,291	(170,966)	797,785	(307,859)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	245,946	227,256	747,219	518,706
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(5,219)	(2,508)	(13,120)	(5,222)
Reduction in liability due to change in estimate	2,473	1,175	5,419	6,305
Change in fair value of loans and derivatives held at period end:
Interest rate lock commitments	173,381	33,347	404,795	95,785
Loans	(79,776)	(5,822)	(140,878)	(35,508)
Hedging derivatives	(5,052)	92,588	17,955	72,838
	865,044	175,070	1,819,175	345,045
From PennyMac Mortgage Investment Trust (1)	(9,775)	60,662	62,549	122,996
	$855,269	$235,732	$1,881,724	$468,041

(1)	Gain on sale of loans to PMT are detailed in Note 4–Related Party Transactions.

Note 18—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$1,259	$2,894	$4,863	$7,533
Loans held for sale at fair value	41,854	35,800	120,866	101,509
Placement fees relating to custodial funds	9,163	43,231	44,419	98,628
	52,276	81,925	170,148	207,670
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	676	1,527	2,686	5,015
	52,952	83,452	172,834	212,685

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	27,322	19,429	70,493	47,709
Mortgage loan participation purchase and sale agreements	999	2,304	3,870	7,034
Obligations under capital lease	83	274	354	476
Notes payable	10,738	17,525	37,668	53,559
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	20,711	12,453	54,536	24,978
Interest on mortgage loan impound deposits	1,256	2,104	4,561	4,967
	61,109	54,089	171,482	138,723
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	2,070	2,291	6,416	8,124
	63,179	56,380	177,898	146,847
	$(10,227)	$27,072	$(5,064)	$65,838
(1)	In 2017, the Company entered into a master repurchase agreement that provided the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $1.6 million and $14.7 million of such incentives as reductions of Interest expense during the quarter and nine months ended September 30, 2019, respectively. The master repurchase agreement expired on August 21, 2019.

Note 19—Stock-based Compensation

As of September 30, 2020, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Grants:
Units:
Performance-based RSUs	—	—	422	665
Stock options	—	—	273	344
Time-based RSUs	—	4	310	334
Grant date fair value:
Performance-based RSUs	$—	$—	$14,788	$15,253
Stock options	—	—	2,770	2,965
Time-based RSUs	—	102	10,823	7,647
Total	$—	$102	$28,381	$25,865
Vestings and exercises:
Performance-based RSUs vested	—	—	603	648
Stock options exercised	152	127	476	245
Time-based RSUs vested	7	3	355	294
Compensation expense	$7,095	$8,941	$26,220	$19,124

Note 20—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock outstanding, assuming all dilutive shares of common stock were issued.

Potentially dilutive shares of common stock include non-vested stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average number of shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net income	$535,160	$121,473	$1,194,080	$240,304

Weighted average basic shares of common stock outstanding	72,439	78,361	76,292	78,119
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	3,699	2,021	3,326	1,702
Weighted average shares of common stock applicable to diluted earnings per share	76,138	80,382	79,618	79,821
Basic earnings per share of common stock	$7.39	$1.55	$15.65	$3.08
Diluted earnings per share of common stock	$7.03	$1.51	$15.00	$3.01

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based restricted share units (“RSUs”) and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	—	1,157	335	985
Stock options (2)	—	566	217	888
Total anti-dilutive shares and units	—	1,723	552	1,873
Weighted average exercise price of anti-dilutive stock options (2)	$—	$23.50	$35.03	$23.98
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 21—Supplemental Cash Flow Information

	Nine months ended September 30,
	2020	2019

	(in thousands)
Cash paid for interest	$184,087	$125,987
Cash paid for income taxes, net	$260,723	$5,761
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$753,795	$545,839
Mortgage servicing liabilities resulting from loan sales	$6,576	$27,133
Operating right-of-use assets recognized	$8,219	$60,642
Non-cash financing activity:
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$1,393	$1,327
Issuance of common stock in settlement of directors' fees	$144	$184

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2020		December 31, 2019
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$3,841,356	$616,001	$2,247,751	$585,674
Ginnie Mae – PLS	$3,139,830	$980,469	$1,907,398	$910,456
HUD – PLS	$3,139,830	$2,500	$1,907,398	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$607,064	$82,828	$257,794	$79,991
Ginnie Mae – PLS	$607,064	$217,648	$257,794	$216,119
Adjusted net worth / Total assets ratio
Ginnie Mae – PLS	10%	6%	19%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	12%	6%	22%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$700,830	$154,439	$855,269	$—	$855,269
Loan origination fees	75,572	—	75,572	—	75,572
Fulfillment fees from PennyMac Mortgage Investment Trust	54,839	—	54,839	—	54,839
Net loan servicing fees	—	132,807	132,807	—	132,807
Net interest income (expense):
Interest income	26,050	26,902	52,952	—	52,952
Interest expense	18,325	44,850	63,175	4	63,179
	7,725	(17,948)	(10,223)	(4)	(10,227)
Management fees	—	—	—	8,508	8,508
Other	132	1,802	1,934	1,290	3,224
Total net revenue	839,098	271,100	1,110,198	9,794	1,119,992
Expenses	225,817	159,407	385,224	6,477	391,701
Income before provision for income taxes	$613,281	$111,693	$724,974	$3,317	$728,291
Segment assets at quarter end	$7,319,838	$23,843,110	$31,162,948	$17,917	$31,180,865
(1)	All revenues are from external customers.

	Quarter ended September 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$216,132	$19,600	$235,732	$—	$235,732
Loan origination fees	49,434	—	49,434	—	49,434
Fulfillment fees from PennyMac Mortgage Investment Trust	45,149	—	45,149	—	45,149
Net loan servicing fees	—	66,229	66,229	—	66,229
Net interest income (expense):
Interest income	22,445	61,007	83,452	—	83,452
Interest expense	18,423	37,936	56,359	21	56,380
	4,022	23,071	27,093	(21)	27,072
Management fees	—	—	—	10,098	10,098
Other	324	567	891	1,742	2,633
Total net revenue	315,061	109,467	424,528	11,819	436,347
Expenses	135,777	127,581	263,358	6,792	270,150
Income before provision for income taxes	$179,284	$(18,114)	$161,170	$5,027	$166,197
Segment assets at quarter end	$4,850,741	$4,433,177	$9,283,918	$19,281	$9,303,199
(1)	All revenues are from external customers.

	Nine months ended September 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$1,637,193	$244,531	$1,881,724	$—	$1,881,724
Loan origination fees	192,091	—	192,091	—	192,091
Fulfillment fees from PennyMac Mortgage Investment Trust	149,594	—	149,594	—	149,594
Net loan servicing fees	—	412,952	412,952	—	412,952
Net interest income (expense):
Interest income	71,840	100,994	172,834	—	172,834
Interest expense	51,124	126,756	177,880	18	177,898
	20,716	(25,762)	(5,046)	(18)	(5,064)
Management fees	—	—	—	25,851	25,851
Other	483	1,473	1,956	4,347	6,303
Total net revenue	2,000,077	633,194	2,633,271	30,180	2,663,451
Expenses	608,602	413,071	1,021,673	18,395	1,040,068
Income before provision for income taxes	$1,391,475	$220,123	$1,611,598	$11,785	$1,623,383
Segment assets at period end	$7,319,838	$23,843,110	$31,162,948	$17,917	$31,180,865
(1)	All revenues are from external customers.

	Nine months ended September 30, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$407,713	$60,328	$468,041	$—	$468,041
Loan origination fees	110,288	—	110,288	—	110,288
Fulfillment fees from PennyMac Mortgage Investment Trust	102,313	—	102,313	—	102,313
Net loan servicing fees	—	205,934	205,934	—	205,934
Net interest income (expense):
Interest income	55,714	156,971	212,685	—	212,685
Interest expense	36,236	110,572	146,808	39	146,847
	19,478	46,399	65,877	(39)	65,838
Management fees	—	—	—	26,178	26,178
Other	929	2,664	3,593	4,844	8,437
Total net revenue	640,721	315,325	956,046	30,983	987,029
Expenses	316,187	324,949	641,136	19,815	660,951
Income before provision for income taxes	$324,534	$(9,624)	$314,910	$11,168	$326,078
Segment assets at period end	$4,850,741	$4,433,177	$9,283,918	$19,281	$9,303,199

(1) All revenues are from external customers.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On October 19, 2020, The Company issued an additional $150 million in principal amount of unsecured senior notes under a supplemental indenture governing the Unsecured Notes described in Note 12 – Borrowings. The additional unsecured senior notes have the same terms, other than the issuance date and issuance price, as the Unsecured Notes.

●	On November 5, 2020, the Company announced that its board of directors declared a cash dividend of $0.15 per common share. The dividend will be paid on November 25, 2020 to common shareholders of record as of November 16, 2020.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$855,269	$235,732	$1,881,724	$468,041
Loan origination fees	75,572	49,434	192,091	110,288
Fulfillment fees from PennyMac Mortgage Investment Trust	54,839	45,149	149,594	102,313
Net loan servicing fees	132,807	66,229	412,952	205,934
Net interest (expense) income	(10,227)	27,072	(5,064)	65,838
Management fees	8,508	10,098	25,851	26,178
Other	3,224	2,633	6,303	8,437
Total net revenue	1,119,992	436,347	2,663,451	987,029
Expenses	391,701	270,150	1,040,068	660,951
Income before provision for income taxes	728,291	166,197	1,623,383	326,078
Provision for income taxes	193,131	44,724	429,303	85,774
Net income	$535,160	$121,473	$1,194,080	$240,304
Earnings per share
Basic	$7.39	$1.55	$15.65	$3.08
Diluted	$7.03	$1.51	$15.00	$3.01
Annualized return on average common stockholders' equity	77.6%	26.2%	63.8%	18.2%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$613,281	$179,284	$1,391,475	$324,534
Servicing	111,693	(18,114)	220,123	(9,624)
Total mortgage banking	724,974	161,170	1,611,598	314,910
Investment management	3,317	5,027	11,785	11,168
	$728,291	$166,197	$1,623,383	$326,078
Adjusted Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (1)	$769,805	$221,293	$1,688,677	$478,021
During the period:
Interest rate lock commitments issued	$36,564,786	$22,423,177	$87,334,326	$49,291,237
At end of period:
Interest rate lock commitments outstanding	$18,873,579	$8,311,786
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$234,850,997	$221,215,993
Mortgage servicing liabilities	1,799,562	2,327,687
Loans held for sale	8,749,673	4,323,252
	245,400,232	227,866,932
Subserviced for PMT	156,496,568	120,608,076
	$401,896,800	$348,475,008

Net assets of PennyMac Mortgage Investment Trust	$2,281,266	$2,219,611
Book value per share	$41.67	$24.37
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure which is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation model, increase (decrease) in fair value of ESS payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital leases to the extent such items existed in the periods presented.

We believe that the presentation of Adjusted EBITDA provides useful information to investors regarding our results of operations because each measure assists both investors and management in analyzing and benchmarking the performance and value of our business. However, other companies may define Adjusted EBITDA differently, and as a result, our measures of Adjusted EBITDA may not be directly comparable to those of other companies.

Adjusted EBITDA measures have limitations as analytical tools, and should not be considered them in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

(a) they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;

(b) they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;

(c) they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

Because of these limitations, Adjusted EBITDA measures are not intended as alternatives to net income as an indicator of our operating performance and should not be considered as measures of discretionary cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net income	$535,160	$121,473	$1,194,080	$240,304
Provision for income taxes	193,131	44,724	429,303	85,774
Income befoe provisions for income taxes	728,291	166,197	1,623,383	326,078
Depreciation and amortization	6,401	3,900	17,126	10,650
Decrease in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation model	37,030	295,510	1,065,678	719,654
Decrease in fair value of ESS payable to PennyMac Mortgage Investment Trust	(3,135)	(3,864)	(18,293)	(11,519)
Hedging gains associated with MSRs	(6,521)	(250,146)	(1,027,327)	(587,883)
Stock‑based compensation	7,095	8,941	26,220	19,124
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	644	755	1,890	1,917
Adjusted EBITDA	$769,805	$221,293	$1,688,677	$478,021

During the nine months ended September 30, 2020, the United States was significantly impacted by the ongoing effects of the COVID-19 Pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in an economic recession in the United States and increased unemployment that have created financial hardships for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with loans we service for the Agencies with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the investors holding these loans, as well as property taxes, insurance and other costs to protect investors’ interest in the properties collateralizing the loans. As of September 30, 2020, 9.2% of loans in our predominately government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make in order to fund borrower delinquencies.

This development may have a negative effect on the earnings of our servicing segment before taking into account the effect of future developments on the valuation of our MSRs by, among other things, reducing servicing fee income, reducing the amount of placement fees we earn on custodial deposits related to these loans, increasing our cost to service due to higher delinquency and default rates, as well as increased financing costs due to the need to advance funds on behalf of delinquent borrowers. We expect these losses to be offset by growth in our loan servicing portfolio and gains on early buyout loans as those borrowers reperform.

Before the onset of the Pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the Pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets acted to further lower market mortgage interest rates. These developments have acted to sustain heightened demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was estimated at $2.3 trillion; current forecasts estimate the origination market to approximate $3.6 trillion for 2020 and range from $2.5 trillion to $2.7 trillion for 2021. This increase in demand for mortgage loans, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, has allowed us to realize higher gain-on sale margins in our production segment. Fannie Mae and Freddie Mac are expected to add a 50 basis point adverse market refinance fee applicable to most mortgage refinances on December 1, 2020 that could have a negative impact on future refinances.

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects on our future prospects are difficult to anticipate, for further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

For the quarter and nine months ended September 30, 2020, income before provision for income taxes increased $562.1 million and $1.3 billion, respectively, compared to the same periods ended September 30, 2019. The increases were primarily due to an increase in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust) which reflects higher production volume and improved margins and an increase in Net loan servicing fees primarily due to growth in our loan servicing portfolio and increase in income from buying loans out of Ginnie Mae securities for potential resecuritization, partially offset by an increase in total expenses. The increase in total expenses were mainly due to increases in compensation, servicing and loan origination expenses reflecting the continuing growth of our mortgage banking activities and the impact of the Pandemic on our servicing portfolio and operations.

Net Gains on Loans Held for Sale at Fair Value

During the quarter and nine months ended September 30, 2020, we recognized Net gains on loans held for sale at fair value totaling $855.3 million and $1.9 billion, respectively, an increase of $619.5 million and $1.4 billion, compared to the same periods in 2019. The increases were primarily due to the combined effects of decreasing interest rates on demand for loans and of temporary disruption of industry capacity at the onset of the Pandemic, both of which increased profit margins during 2020 as compared to 2019.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
From non-affiliates:
Cash gain (loss):
Loans	$605,559	$(22,838)	$1,219,732	$(77,659)
Hedging activities	(72,268)	(148,128)	(421,947)	(230,200)
Total cash gain (loss)	533,291	(170,966)	797,785	(307,859)
Non-cash gain:
Change in fair value of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	173,381	33,347	404,795	95,785
Loans	(79,776)	(5,822)	(140,878)	(35,508)
Hedging derivatives	(5,052)	92,588	17,955	72,838
	88,553	120,113	281,872	133,115
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	245,946	227,256	747,219	518,706
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(5,219)	(2,508)	(13,120)	(5,222)
Reduction in liability due to change in estimate	2,473	1,175	5,419	6,305
Total non-cash gain	331,753	346,036	1,021,390	652,904
Total gains on sale from non-affiliates	865,044	175,070	1,819,175	345,045
From PennyMac Mortgage Investment Trust	(9,775)	60,662	62,549	122,996
	$855,269	$235,732	$1,881,724	$468,041
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$26,629,871	$19,383,044	$63,728,308	$42,574,349
Conventional mortgage loans	9,934,915	3,031,076	23,596,038	6,686,393
Jumbo mortgage loans	—	6,087	8,304	23,452
Home equity lines of credit	—	2,970	1,676	7,043
	$36,564,786	$22,423,177	$87,334,326	$49,291,237
At end of period:
Loans held for sale at fair value	$9,126,172	$4,522,971
Commitments to fund and purchase loans	$18,873,579	$8,311,786

Our gain on sale of loans held for sale includes both cash and non-cash elements. We recognize a significant portion of our gain on sale of loans when we make a commitment to purchase or fund a mortgage loan. We recognize this gain in the form of an interest rate lock commitment. We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent loans (“EBO loans”) we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representation and warranties we provide in our loan sale transactions.

Non-cash elements of gain on sale of loans held for sale

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 39% and 54% of our gain on sale of loans held for sale at fair value for the quarter and nine months ended September 30, 2020, respectively, as compared to 147% and 140% for the quarter and nine months ended September 30, 2019, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. How we measure and update our measurements of IRLCs, MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $5.2 million and $13.1 million for the quarter and nine months ended September 30, 2020, respectively, compared to $2.5 million and $5.2 million for the quarter and nine months ended September 30, 2019, respectively. The increase in the provision relating to current loan sales is primarily attributable to increased sales of loans supplemented by increased loss assumptions relating to our securitizations of early buyout loans. We also recorded reductions in the liability of $2.5 million and $5.4 million during the quarter and nine months ended September 30, 2020, respectively, compared to $1.2 million and $6.3 million during the quarter and nine months ended September 30, 2019, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified by PFSI at beginning of period	$16,396	$12,928	$15,366	$8,899
New indemnifications	1,285	5,582	3,731	9,848
Less indemnified loans sold, repaid or refinanced	2,053	1,587	3,469	1,824
Loans indemnified by PFSI at end of period	$15,628	$16,923	$15,628	$16,923
Repurchase activity:
Total loans repurchased by PFSI	$9,146	$4,115	$43,699	$15,427
Less:
Loans repurchased by correspondent lenders	7,207	2,677	23,713	9,961
Loans repaid by borrowers or resold with defects resolved	5,282	1,663	12,649	4,258
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(3,343)	$(225)	$7,337	$1,208
Net losses charged to liability for representations and warranties	$151	$74	$643	$104

At end of period:
Unpaid principal balance of loans subject to representations and warranties	$199,194,983	$166,541,153
Liability for representations and warranties	$28,504	$19,968

During the quarter and nine months ended September 30, 2020, we repurchased loans totaling $9.1 million and $43.7 million in UPB, respectively. We recorded losses of $151,000 and $643,000 net of recoveries during the quarter and nine months ended September 30, 2020, respectively. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

Loan origination fees

Loan origination fees increased $26.1 million and $81.8 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to an increase in volume of loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees were calculated as a percentage of the UPB of the loans we fulfilled for PMT through June 30, 2020. Effective July 1, 2020, fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees increased $9.7 million and $47.3 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to an increase in PMT’s loan production volume, partially offset by the effect of the amendment to the fulfillment fee structure during the quarter and nine month period ended September 30, 2020, compared to the same periods in 2019.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$203,696	$185,967	$601,527	$533,510
From PennyMac Mortgage Investment Trust	18,752	12,964	48,806	35,102
Other	27,920	26,018	85,218	74,043
	250,368	224,949	735,551	642,655
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(117,561)	(158,720)	(322,599)	(436,721)
Net loan servicing fees	$132,807	$66,229	$412,952	$205,934
Average loan servicing portfolio	$394,392,315	$341,369,904	$386,004,037	$325,658,620

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Realization of cash flows	$(90,187)	$(117,220)	$(302,541)	$(316,469)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(37,030)	(295,510)	(1,065,678)	(719,654)
Change in fair value of excess servicing spread	3,135	3,864	18,293	11,519
Hedging results	6,521	250,146	1,027,327	587,883
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(117,561)	$(158,720)	$(322,599)	$(436,721)
Average balances:
Mortgage servicing rights	$2,252,504	$2,601,069	$2,364,573	$2,757,948
Mortgage servicing liabilities	$31,070	$23,997	$29,635	$14,649
Excess servicing spread financing	$149,035	$187,088	$158,636	$199,911
At period end:
Mortgage servicing rights	$2,333,821	$2,556,253
Mortgage servicing liabilities	$31,698	$34,294
Excess servicing spread financing	$142,990	$183,141

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2020	2019

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$187,134,080	$166,188,825
Acquired	47,716,917	59,598,279
	234,850,997	225,787,104
Mortgage servicing liabilities	1,799,562	2,758,454
Loans held for sale	8,749,673	4,724,006
	245,400,232	233,269,564
Subserviced for PMT	156,425,439	135,288,944
Total prime servicing	401,825,671	368,558,508
Special servicing for PMT	71,129	125,724
Total loans serviced	$401,896,800	$368,684,232

Net loan servicing fees increased $66.6 million and $207.0 million, respectively, during the quarter and nine months ended September 30, 2020 compared to the same periods ended September 30, 2019. The increases were due to $41.1 million and $114.1 million, respectively, less in fair value losses relating to MSRs, mortgage servicing liabilities (“MSLs”), and ESS, net of hedging results and an increase of $25.4 million and $92.9 million, respectively, in loan servicing fees resulting from an increase in our average servicing portfolio during the quarter and nine months ended September 30, 2020, compared to the same periods in 2019.

During the nine months ended September 30, 2020, the prepayment expectations resulting from the decreasing interest rate environment, along with expectations of higher costs to service loans in the coming months and increased returns demanded by market participants in response to the uncertainties created by the Pandemic, resulted in a 36% reduction in fair value (as measured by the December 31, 2019 fair value) of our investment in MSRs. This reduction in fair value was offset by our hedging results and change in fair value of ESS.

There can be no assurance that our hedging activities will continue to perform in a like manner in the future. As discussed above, we expect the ongoing effects of the Pandemic and the requirements of the CARES Act to reduce our servicing income and to increase our servicing expenses due to the increased number of delinquent loans, and significant levels of forbearance that we have and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the Pandemic.

Net Interest (Expense) Income

Net interest income decreased $37.3 million during the quarter ended September 30, 2020 compared to the same period in 2019. The decrease was primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to decreased earning rates which reflect the lower interest rate environment; and
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rates in 2020 as compared to 2019; partially offset by
●	an increase in interest income on loans held for sale due to larger average loan inventory balances during the quarter ended September 30, 2020 as compared to 2019.

Net interest income decreased $70.9 million during the nine months ended September 30, 2020 compared to the same period in 2019. The decrease was primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to low earning rates;
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rates in 2020 as compared to 2019;
●	an increase in interest expense on repurchase agreements, reflecting the expiration of a master repurchase agreement in August 2019 that provided us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. We recorded $14.7 million of such incentives as reductions in Interest expense during the nine months ended September 30, 2019; partially offset by
●	an increase in interest income on loans held for sale due to larger average loan inventory balances during the nine months ended September 30, 2020 as compared to 2019.

Management fees

Management fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$8,508	$7,914	$25,851	$20,862
Performance incentive	—	2,184	—	5,316
	$8,508	$10,098	$25,851	$26,178
Net assets of PMT at end of period	$2,281,266	$2,219,611

Management fees decreased $1.6 million and $327,000, respectively, during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease was due to a decrease of $2.2 million and $5.3 million, respectively, in incentive fees during the quarter and nine months ended September 30, 2020 compared to the same period in 2019 reflecting the losses PMT incurred during the nine months ended September 30, 2020, partially offset by an increase of $594,000 and $5.0 million, respectively, in base management fees reflecting the increases in PMT’s average shareholders’ equity, upon which its base management fees are based. The increase in PMT’s average shareholders’ equity during 2020 as compared to 2019 is the result of PMT’s equity offerings throughout 2019. We do not expect to recognize performance incentive fees for the foreseeable future because of the losses PMT incurred during the three months ended March 31, 2020.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Salaries and wages	$117,230	$77,748	$308,629	$212,135
Incentive compensation	57,257	39,824	154,597	86,587
Taxes and benefits	20,858	14,619	61,316	44,603
Stock and unit-based compensation	7,095	8,941	26,220	19,124
	$202,440	$141,132	$550,762	$362,449
Head count:
Average	5,672	3,751	4,978	3,591
Quarter end	6,019	3,907

Compensation expense increased $61.3 million and $188.3 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily due to growth in head count made to accommodate the growth in our loan production and servicing activities as well as to increases in incentive compensation resulting from performance-based incentives and higher than expected attainment of profitability targets.

Servicing

Servicing expenses increased $23.2 million and $62.6 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This increase in servicing expense was primarily the result of the increase in delinquencies we experienced due to the effects on borrower delinquencies of the Pandemic.

Loan origination

Loan origination expense increased $18.9 million and $78.3 million during the quarter and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were primarily resulting from increased consumer and broker direct lending activities, partially offset by cost reduction initiatives related to lender paid fees during the quarter and nine months ended September 30, 2020 compared to the same periods during 2019.

Provision for Income Taxes

Our effective income tax rates were 26.5% and 26.4% during the quarter and nine months ended September 30, 2020, respectively, compared to 26.9% and 26.3% during the same periods in 2019.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2020	2019

	(in thousands)
ASSETS
Cash and short-term investments	$631,302	$262,902
Loans held for sale at fair value	9,126,172	4,912,953
Servicing advances, net	393,654	331,169
Investments in and advances to affiliates	210,427	157,343
Mortgage servicing rights	2,333,821	2,926,790
Loans eligible for repurchase	17,183,873	1,046,527
Other	1,301,616	566,333
Total assets	$31,180,865	$10,204,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$7,794,251	$4,639,001
Long-term debt	1,944,448	1,493,466
Liability for loans eligible for repurchase	17,183,873	1,046,527
Income taxes payable	673,149	504,569
Other	568,067	458,947
Total liabilities	28,163,788	8,142,510
Stockholders' equity	3,017,077	2,061,507
Total liabilities and stockholders' equity	$31,180,865	$10,204,017

Total assets increased $21.0 billion from $10.2 billion at December 31, 2019 to $31.2 billion at September 30, 2020. The increase was primarily due to an increase of $16.1 billion in loans eligible for repurchase, $4.2 billion in loans held for sale at fair value, $368.4 million in cash and short-term investments, $418.6 million in derivative assets and $317.7 million in other assets, partially offset by a decrease of $593.0 million in MSRs. The increase in loans eligible for repurchase reflects an increase in delinquent loans as a result of the Pandemic and the CARES Act forbearance requirements. The decrease in MSRs reflects the $1.0 billion in fair value losses discussed above, partially offset by additions resulting from our loan production activities. We increased our holding of cash and short-term investments during the nine months ended September 30, 2020 as a means of enhancing our liquidity during the Pandemic.

Total liabilities increased $20.1 billion from $8.1 billion at December 31, 2019 to $28.2 billion at September 30, 2020. The increase was primarily attributable to the increase in liability for loans eligible for repurchase.

Cash Flows

Our cash flows for the nine months ended September 30, 2020 and 2019 are summarized below:

	Nine months ended September 30,
	2020	2019	Change

	(in thousands)
Operating	$(3,923,531)	$(1,690,141)	$(2,233,390)
Investing	924,599	169,416	755,183
Financing	3,339,596	1,566,513	1,773,083
Net increase in cash and restricted cash	$340,664	$45,788	$294,876

Our cash flows resulted in a net increase in cash and restricted cash of $340.7 million during the nine months ended September 30, 2020 as discussed below.

Operating activities

Net cash used in operating activities totaled $3.9 billion during the nine months ended September 30, 2020 compared with net cash used in operating activities totaled $1.7 billion during the same period in 2019. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Nine months ended September 30,
	2020	2019

	(in thousands)
Cash flows from:
Loans held for sale	$(3,383,080)	$(2,010,338)
Other operating (uses) sources	(540,451)	320,197
	$(3,923,531)	$(1,690,141)

The decrease in cash flows from other operating activities during the nine months ended September 30, 2020 compared to the same period in 2019 primarily reflects an increase in deposits securing certain of our borrowings and increases in servicing advances caused by COVID-19 induced borrower delinquencies.

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2020 totaled $924.6 million primarily due to $1.0 billion in net settlement of derivative financial instruments used to hedge our investment in MSRs. Net cash provided by investing activities during the nine months ended September 30, 2019 totaled $169.4 million, primarily due to $542.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by the purchase of MSRs totaling $227.4 million and increase in margin deposit of $168.1 million.

Financing activities

Net cash provided by financing activities totaled $3.3 billion during the nine months ended September 30, 2020, primarily due to net repurchase of assets sold under agreement to repurchase, reflecting an increase in our financing of mortgage loans held for sale and issuance of unsecured notes to finance the growth in our loans held for sale. Net cash provided by financing activities totaled $1.6 billion during the nine months ended September 30, 2019, primarily to finance the growth in our inventory of mortgage loans held for sale and our investments in MSRs.

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

The effect of the Pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the Pandemic please also see “Risk Factors” in Part II, Item 1A.

The CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the Pandemic and may require the servicer to advance principal and interest, property taxes, insurance premiums and other expenses to the investor for up to four months on Fannie Mae and Freddie Mac loans and longer on Ginnie Mae and other government agency backed loans. In April 2020, the Company entered into a new Ginnie Mae servicing advance financing allowing the Company to borrow $600 million against Ginnie Mae MSRs and servicing advances. The Ginnie Mae servicing advances eligible for financing include advances made to support regularly scheduled monthly principal and interest to mortgage-backed securities holders, taxes, homeowners insurance and escrowed items and other expenses related to servicing delinquent loans. We are also in ongoing discussions with our lending partners to procure additional advance financing.

The Pandemic has significantly increased the number of loans that are delinquent in our Ginnie Mae MSR portfolio. The Ginnie Mae program provides us with the option to purchase loans that are at least three months delinquent out of the underlying Ginnie Mae securities as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities. We refer to such loans as “early buyout” or EBO loans.

During the quarter ended September 30, 2020, we repurchased $2.7 billion in UPB of EBO loans from our Ginnie Mae MSR portfolio. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security. Depending on the method used to cure a borrower delinquency, the Ginnie Mae program may require at least a six month period of timely borrower payments before we are able to re-deliver the loan. Therefore, regardless of whether we cure or settle the repurchased loan, our investment in the EBO loans may require a substantial holding period.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, ESS financing, notes payable, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing. On September 29, 2020, we issued $500 million of long term Unsecured Notes that mature on October 15, 2025. We used the proceeds from the Unsecured Notes to repay some of our existing short-term borrowings.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Average balance	$3,363,140	$2,098,208	$2,669,336	$1,861,086
Maximum daily balance	$7,267,046	$3,539,459	$7,267,046	$3,539,459
Balance at period end	$7,267,046	$3,539,459

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

In addition to the covenants noted above, the indenture governing our Unsecured Notes contains covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

●	pay dividends or distributions, redeem or repurchase equity, prepay subordinated debt and make certain loans or investments;
●	incur, assume or guarantee additional debt or issue preferred stock;
●	incur liens on assets;
●	merge or consolidate with another person or sell all or substantially all of our assets to another person;
●	transfer, sell or otherwise dispose of certain assets including capital stock of subsidiaries;
●	enter into transactions with affiliates; and
●	allow to exist certain restrictions on the ability of our non-guarantor restricted subsidiaries to pay dividends or make other payments to us.

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

On June 10, 2020, our Board of Directors increased our common stock repurchase program from $50 million to $500 million. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2020, we have repurchased $263.2 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2020, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2020, we had contractual obligations aggregating $29.1 billion, comprised of borrowings, commitments to purchase and originate mortgage loans and a payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under a tax receivable agreement. We also lease our office facilities.

Payment obligations under these agreements are summarized below:

	Payments due by year
		Less than	1-3	3-5	More than
Contractual obligations	Total	1 year	years	years	5 years

	(in thousands)
Commitments to purchase and originate loans	$18,873,579	$18,873,579	$—	$—	$—
Short-term debt	7,802,424	7,802,424	—	—	—
Long-term debt	1,956,947	7,677	656,280	650,000	642,990
Interest on long-term debt	284,901	72,850	126,843	67,445	17,763
Office leases	106,777	18,586	33,197	27,770	27,224
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	35,784	5,940	—	—	29,844
Total	$29,060,412	$26,781,056	$816,320	$745,215	$717,821

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable (including a revolving credit agreement), ESS and a capital lease. The borrower under each of these facilities is PLS or the Issuer Trust with the exception of the capital lease where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2020, we believe we were in compliance in all material respects with these covenants.

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

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$3,557,746	$3,400,000	$100,000	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$600,000	$600,000	April 23, 2021
JPMorgan Chase Bank, N.A.	$—	$2,000,000	$—	September 30, 2022
JPMorgan Chase Bank, N.A.	$741,341	$750,000	$50,000	January 7, 2021
Citibank, N.A.	$632,928	$1,000,000	$650,000	August 3, 2021
Bank of America, N.A.	$767,391	$800,000	$500,000	March 11, 2021
Morgan Stanley Bank, N.A.	$784,434	$800,000	$100,000	November 2, 2022
Royal Bank of Canada	$363,193	$500,000	$180,000	January 29, 2021
BNP Paribas	$370,013	$375,000	$200,000	July 30, 2021
Wells Fargo Bank, N.A.	$—	$175,000	$175,000	October 6, 2022
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$535,378	$550,000	$—	March 11, 2021
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Unsecured senior notes	$500,000	$650,000		October 15, 2025
Credit Suisse AG (3)	$—	$—	$—	April 23, 2021
Obligations under capital lease
Banc of America Leasing and Capital LLC	$13,957	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of September 30, 2020.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The borrowing of $50 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $600 million, less any amount utilized under the Credit Suisse AG note payable, an agreement to repurchase relating to the financing of Fannie Mae MSRs and an agreement to repurchase relating to the financing of GNMA servicing advances.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2020:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,092,694	April 23, 2021	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC (2)	$460,264	October 19, 2020	April 23, 2021
Bank of America, N.A.	$410,222	November 2, 2020	March 11, 2021
JP Morgan Chase Bank, N.A.	$192,579	December 2, 2020	January 7, 2021
Morgan Stanley Bank, N.A.	$62,630	November 3, 2020	November 3, 2020
Citibank, N.A.	$48,231	December 15, 2020	August 3, 2021
Royal Bank of Canada	$33,343	October 30, 2020	October 30, 2020
BNP Paribas	$27,646	December 16, 2020	July 30, 2021
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between September 30, 2020 and the date of this Report have been renewed or extended and are described in Note 12—Borrowings to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are fair value risk, interest rate risk and prepayment risk.

Fair Value Risk

Our IRLCs, mortgage loans held for sale, MSRs, MSLs and ESS financing are reported at their fair values. The fair value of these assets fluctuates primarily due to changes in interest rates. The fair value risk we face is primarily attributable to interest rate risk and prepayment risk.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Changes in interest rates affect both the fair value of, and interest income we earn from, our mortgage-related investments and our derivative financial instruments. This effect is most pronounced with fixed-rate mortgage assets.

In general, rising interest rates negatively affect the fair value of our IRLCs, inventory of mortgage loans held for sale and ESS financing and positively affect the fair value of our MSRs. Changes in interest rate significantly influence the prepayment speeds of the loans underlying our investments in MSRs and ESS, which can have a significant effect on their fair values. Changes in interest rate are most prominently reflected in the prepayment speeds of the loans underlying our investments in MSRs and ESS and the discount rate used in their valuation.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized these assets and liabilities when we measure fair value as of the end of each reporting period, the carrying value of these assets and liabilities will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will decrease our estimates of the fair value of the MSRs, thereby reducing net servicing income, partially offset by the beneficial effect on net servicing income of a corresponding reduction in the fair value of our MSLs and ESS.

Risk Management Activities

We engage in risk management activities primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily prepayment exposure on our MSR investments as well as IRLCs and our inventory of loans held for sale. Our objective is to minimize our hedging expense and maximize our loss coverage based on a given hedge expense target. We do not use derivative financial instruments other than IRLCs and repurchase agreement derivatives (both of which arise from our operations) for purposes other than in support of our risk management activities.

Our strategies are reviewed daily within a disciplined risk management framework. We use a variety of interest rate and spread shifts and scenarios and define target limits for market value and liquidity loss in those scenarios. With respect to our IRLCs and inventory of loans held for sale, we use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and further use MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. With respect to our MSRs, we seek to mitigate mortgage-based loss exposure utilizing MBS forward purchase and sale contracts, address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

Fair Value Sensitivities

The following sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes to other variables; are subject to the accuracy of various models and inputs used; and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as earnings forecasts.

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2020, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$2,520,756	$2,423,512	$2,377,775	$2,291,555	$2,250,885	$2,174,008
Change in fair value:
$	$186,935	$89,691	$43,954	$(42,266)	$(82,935)	$(159,813)
%	8.0%	3.8%	1.9%	(1.8)%	(3.6)%	(6.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$2,641,609	$2,480,030	$2,405,127	$2,265,888	$2,201,123	$2,080,347
Change in fair value:
$	$307,788	$146,209	$71,306	$(67,933)	$(132,698)	$(253,474)
%	13.2%	6.3%	3.1%	(2.9)%	(5.7)%	(10.9)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$2,434,372	$2,384,096	$2,358,959	$2,308,683	$2,283,546	$2,233,270
Change in fair value:
$	$100,551	$50,275	$25,138	$(25,138)	$(50,275)	$(100,551)
%	4.3%	2.2%	1.1%	(1.1)%	(2.2)%	(4.3)%

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of September 30, 2020, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ values increases net income):

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$149,307	$146,083	$144,520	$141,490	$140,021	$137,170
Change in fair value:
$	$6,317	$3,093	$1,531	$(1,500)	$(2,969)	$(5,820)
%	4.4%	2.2%	1.1%	(1.0)%	(2.1)%	(4.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)

Fair value	$158,408	$150,372	$146,604	$139,522	$136,193	$129,919
Change in fair value:
$	$15,418	$7,382	$3,614	$(3,468)	$(6,797)	$(13,071)
%	10.8%	5.2%	2.5%	(2.4)%	(4.8)%	(9.1)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”). The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While the Company and its co-defendants believe the Garfield Action is without merit and expressly disclaim any wrongdoing, they have collectively agreed to settle the Garfield Action for an amount equal to $6.85 million in order to avoid the ongoing costs of litigation and further distractions to their respective businesses. A settlement agreement was filed with the Delaware Court on October 9, 2020, and is currently pending approval. The Company’s share of the settlement amount will be paid entirely by one of the Company’s insurers.

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

Our Unsecured Notes have increased our overall indebtedness and contain restrictive covenants limiting our flexibility in operating our business.

On September 29, 2020 and October 19, 2020, we issued $650 million aggregate principal amount of 5.375% unsecured senior notes due on October 15, 2025 (the “Unsecured Notes”). As our unsecured obligations, the repayment of the Unsecured Notes will depend in part on our restricted subsidiaries’ generation of cash flow and our restricted subsidiaries’ ability to make such cash available to us, by dividend, debt repayment or other means. The Unsecured Notes’ indenture contain restrictive covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions, including our ability and/or the ability of our restricted subsidiaries to:

•	pay dividends or distributions, redeem or repurchase equity, prepay subordinated debt and make certain loans or investments;
•	incur, assume or guarantee additional debt or issue preferred stock;
•	incur liens on assets;
•	merge or consolidate with another person or sell all or substantially all of our assets to another person;
•	transfer, sell or otherwise dispose of certain assets including capital stock of subsidiaries;
•	enter into transactions with affiliates; and
•	allow to exist certain restrictions on the ability of our non-guarantor restricted subsidiaries to pay dividends or make other payments to us.

We may be unable to take advantage of future business opportunities because of the limitations imposed on us by the Unsecured Notes’ restrictive covenants. If we fail to comply with the Unsecured Notes’ restrictive covenants and are unable to obtain a waiver or amendment, an event of default would result under the terms of the Unsecured Notes’ indenture. In addition, the Unsecured Notes’ restrictive covenants and our overall level of indebtedness including our indebtedness under the Unsecured Notes could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital and general corporate purposes.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2020.

The following table summarizes information about our stock repurchase during the quarter ended September 30, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2020 – July 31, 2020	—	$—	—	$243,769,499
August 1, 2020 – August 31, 2020	—	$—	—	$243,769,499
September 1, 2020 – September 30, 2020	118,141	$58.64	118,141	$236,842,078
Total	118,141	$58.64	118,141	$236,842,078
(1)	In June 2020, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $50 million to $500 million. In addition, the Company entered into a privately negotiated transaction with The BlackRock Foundation under the revised stock repurchase program to repurchase 6,975,323 shares of the Company’s common stock at a price of $34 per share. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

4.1

Indenture, dated as of September 29, 2020, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2025.

		8-K	September 29, 2020

4.2	Form of Global Note for 5.375% Senior Notes due 2025 (Included in Exhibit 4.1).	8-K	September 29, 2020

4.3

First Supplemental Indenture, dated as of October 19, 2020, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2025.

*

10.1	Eighth Amendment to Master Repurchase Agreement, dated as of August 24, 2020, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	*

10.2	Ninth Amendment to Master Repurchase Agreement, dated as of October 9, 2020, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	*

10.3	Tenth Amendment to Master Repurchase Agreement, dated as of October 21, 2020, between PennyMac Loan Services, LLC and JPMorgan Chase Bank, N.A.	*

10.4˄	Joint Amendment No. 2 to the Series 2020-SPIADVF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of August 25, 2020, among Credit Suisse First	*

Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

10.5

Amendment No. 1 to the Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

*

10.6˄

Joint Amendment No. 4 to the Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 3 to the Pricing Side Letter, dated as of August 25, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.

*

10.7˄

Amendment No. 3 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

*

10.8

Fourth Amended and Restated Master Repurchase Agreement, dated as of September 9, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization Ltd, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*

10.9˄

Joint Amendment No. 4 to Loan and Security Agreement and Amendment No. 3 to Pricing Side Letter, dated as of October  21, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Private National Mortgage Acceptance Company, LLC, and PennyMac Loan Services, LLC.

*

10.10˄

Joint Amendment No. 2 to the MSR PC Repo Agreement and Amendment No. 3 to the Pricing Side Letter, dated as of October 21, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse, AG, Cayman Islands Branch, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2020 and September 30, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2020 and September 30, 2019, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2020 and September 30, 2019 and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

˄Portions of the exhibit have been redacted.
*Filed herewith

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 6, 2020	By:	/s/ DAVID A. SPECTOR
David A. Spector
President and Chief Executive Officer

Dated: November 6, 2020	By:	/s/ ANDREW S. CHANG
Andrew S. Chang
Senior Managing Director and Chief Financial Officer