Form 10-K
period 2020-12-31
PennyMac Financial Services, Inc.
filed 2021-02-25
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-38727

PennyMac Financial Services, Inc.

(formerly known as New PennyMac Financial Services, Inc.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-1098934 (IRS Employer Identification No.)
3043 Townsgate Road, Westlake Village, California (Address of principal executive offices)	91361 (Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PFSI	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $1,739,903,749 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 22, 2021, the number of outstanding shares of common stock of the registrant was 69,244,063.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2021 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-K

December 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part I hereof and any subsequent Quarterly Reports on Form 10-Q.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as COVID-19;

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in growing loan production volume;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity to support business growth including compliance with financial covenants;

●	changes in prevailing interest rates;

●	our substantial amount of indebtedness;

●	increases in loan delinquencies and defaults;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our recent growth;

●	our ability to effectively identify, manage, monitor and mitigate financial risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I

Item 1. Business

The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption “Risk Factors” and elsewhere in this Report. References in this Report to “we,” “our,” “us,” and the “Company” refer to PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.)(“PFSI”).

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

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because it is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

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

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PMT.
●	The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

Following is a summary of our segments’ results:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Net revenues:
Production	$2,824,999	$993,884	$385,995
Servicing	840,762	440,784	567,921
Investment management	39,836	42,736	29,587
	$3,705,597	$1,477,404	$983,503
Income (loss) before income taxes:
Production	$1,964,121	$527,834	$87,266
Servicing	262,144	(14,751)	172,302
Investment management	14,344	16,361	7,003
Non-segment activities (1)	—	—	1,126
	$2,240,609	$529,444	$267,697
Total assets at year end:
Production	$7,870,398	$4,836,472	$2,434,897
Servicing	23,709,122	5,347,549	5,031,920
Investment management	18,275	19,996	11,681
	$31,597,795	$10,204,017	$7,478,498
(1)	Represents Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement we entered into as part of our initial public offering during 2013.

Mortgage Banking

Loan Production

Our loan production segment sources new prime credit quality first-lien residential conventional and government-insured or guaranteed mortgage loans through three channels: correspondent production, consumer direct lending and broker direct lending as described below.

Correspondent Production

In correspondent production we manage, on behalf of PMT and for our own account, the purchase from non-affiliates of mortgage loans that have been underwritten to investor guidelines. Our correspondent loans are directed to each entity based on the guarantor of the mortgage-backed securities (“MBS”) created from the loans: our production focus has been on loans insured or guaranteed by the FHA, VA or USDA for sale into Ginnie Mae-guaranteed MBS, whereas PMT’s production focus has been on loans that can be sold into MBS guaranteed by Fannie Mae or Freddie Mac.

This arrangement exists, in part, because PMT is not approved as an issuer of Ginnie Mae-guaranteed MBS. As a result, PMT sells the government-insured or guaranteed loans that it purchases from correspondent sellers to us and we pay PMT a sourcing fee ranging from one to two basis points, generally based on the average number of calendar days that PMT holds the loans before our purchase. We generally pool the government-insured or guaranteed loans into Ginnie Mae guaranteed MBS and then sell such MBS to institutional investors.

In our correspondent production activities, for loans we source for our own account, we earn loan origination fees from the correspondent sellers, interest income on the loans during the time we hold such loans, gains or losses from the date we make a commitment to purchase the loans through the sale of these loans, and, in sales to entities other than PMT, we generally retain and recognize the fair value of the contractual rights to service the loans on behalf of the purchaser of the loans. These contracts are referred to as mortgage servicing rights (“MSRs”).

In our loan fulfillment activities in support of PMT’s correspondent production activities, we earn fulfillment fees and tax service fees. We may also serve as a correspondent seller of newly originated loans from our consumer direct and broker direct lending channels to PMT under a mortgage loan purchase agreement. When we sell loans to PMT, PMT obtains the mortgage servicing rights relating to such loans. As such, our gains on sale of loans to PMT are primarily cash gains. During our 2017, 2018, 2019 and early 2020 fiscal years, we sold newly originated conventional conforming loans to PMT as PMT had available a selling arrangement that offered us more attractive pricing for certain conventional conforming loans than was otherwise available to us. We ceased such sales to PMT during the second quarter of 2020 as the more attractive pricing was no longer available to us. However, we may in the future enter into other sales arrangements with PMT where such arrangements are attractive to us and approved by the related party matters committees of both companies’ boards. Both companies’ related party matters committees are comprised of independent directors/trustees from the respective board.

Consumer Direct Lending

Through our consumer direct lending channel, we originate mortgage loans on a national basis. Our consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network.

In our consumer direct lending activities, we earn loan origination fees from the borrower, interest income during the time we hold the loan before sale, gains or losses from the date we make a commitment to fund the loan through the sale of these loans, and, in sales to entities other than to PMT, we retain and recognize the fair value of the associated MSRs. To the extent we refinance loans that we subservice for PMT where PMT owns the related MSRs, we are generally required to transfer and convey to PMT a recapture fee payable in cash.

Broker Direct Lending

In broker direct lending, we obtain loan application packages from nonaffiliated mortgage loan brokers, underwrite and fund the resulting loans for sale to PMT or investors. In our broker direct lending activities, we earn interest income, gains or losses from the date we make a commitment to fund the loan through the sale of these loans, and, in sales to entities other than PMT, we retain and recognize the fair value of the associated MSRs.

Our loan production activity is summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Unpaid principal balance ("UPB") of loans purchased and originated for sale:
Loans sourced through our correspondent lending channel, from PennyMac Mortgage Investment Trust	$60,540,530	$47,937,306	$36,415,933
Loans sourced through our consumer direct channel	23,491,465	9,752,500	4,650,316
Loans sourced through our broker direct channel	12,168,106	3,841,289	378,544
	96,200,101	61,531,095	41,444,793
UPB of conventional loans fulfilled for PennyMac Mortgage Investment Trust	100,389,252	56,033,704	26,194,303
Total loan production	$196,589,353	$117,564,799	$67,639,096

The effect of our loan production transactions with PMT on our financial statements are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$81,295	$190,416	$69,359
Mortgage servicing rights and excess servicing spread recapture incurred	(30,614)	(7,051)	(4,776)
	$50,681	$183,365	$64,583

Fulfillment fee revenue	$222,200	$160,610	$81,350
Tax service fees earned from PMT included in Loan origination fees	$23,408	$14,695	$7,433
Sourcing fees paid to PMT included in cost of loans purchased	$11,037	$14,381	$10,925

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

We service loans both as the owner of MSRs and as the subservicer on behalf of PMT.

The UPB of our loan servicing portfolio is summarized below:

	December 31,
	2020	2019

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$199,655,361	$168,842,011
Purchased	41,612,940	59,703,547
	241,268,301	228,545,558
Loans held for sale	11,063,938	4,724,006
Total owned servicing	252,332,239	233,269,564
PennyMac Mortgage Investment Trust	174,418,591	135,414,668
Total	$426,750,830	$368,684,232

Our responsibilities and risks relating to loans we service in arrangements where we own the MSRs or mortgage servicing liabilities (“MSLs”) differ from those where we act as subservicer for the owner of the servicing rights. As the owner of the servicing rights:

●	We recognize our investment in the servicing rights received in loan sale transactions where we retain the contractual obligation to service the loans as well the investment we make when we buy MSRs or assume MSLs. We carry these assets and liabilities at fair value and as such they are subject to subsequent changes in fair value owing to the anticipated realization of the cash flows from the asset or liability or to changes in the market for such MSRs and MSLs;

●	Because our investment in MSRs can be significant and the fair value of this asset is sensitive to changes in prepayment activity, the cost to service the loans and marketplace return requirements, we incur costs to hedge this investment – primarily the risk of changes in fair value arising from changes in prepayment speeds in response to changes in interest rates; and

●	We are responsible for advancing our corporate funds to protect the loan owners’ interest in the collateral securing such loans for such items as hazard insurance, property taxes and foreclosure-related costs, subject to future reimbursement, as well as advancing delinquent principal and interest payments to the MBS holders.

As the subservicer for the owner of servicing rights, we do not carry MSRs or MSLs on our balance sheet and therefore do not recognize changes in the fair value of MSRs or MSLs and are generally not responsible for financing the advance of corporate funds to protect the loan owners’ interest in the collateral securing such loans. As a result, the fees we earn from such arrangements are generally less on a per-loan basis than those we earn from holding MSRs and MSLs.

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Net loan servicing fees:
From non-affiliates:
Loan servicing fees:
Contractually specified	$814,646	$730,165	$585,101
Other	116,464	98,564	64,133
	931,110	828,729	649,234
Realization of cash flows	(392,152)	(429,571)	(280,015)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(1,109,841)	(559,043)	163,671
Hedging results	918,180	395,497	(121,045)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	24,970	9,256	(8,500)
	(558,843)	(583,861)	(245,889)
Net loans servicing fees from non-affiliates	372,267	244,868	403,345
From affiliates:
Loan servicing fees:
From PennyMac Mortgage Investment Trust	67,181	48,797	42,045
From Investment Funds	—	—	3
Net loans servicing fees from affiliates	67,181	48,797	42,048
Net loan servicing fees	$439,448	$293,665	$445,393

Investment Management

We are an investment manager through our subsidiary, PCM. PCM currently manages PMT and, before 2019, managed the Investment Funds. For these activities, we earn management fees as a percentage of net assets and may earn incentive compensation based on investment performance. During 2018, we completed the liquidation of the Investment Funds.

The net assets of PMT are summarized below:

	December 31,
	2020	2019

	(in thousands)
PennyMac Mortgage Investment Trust	$2,296,859	$2,450,916

Human Capital

Our long-term growth and success is highly dependent upon our employees and our ability to maintain a diverse and inclusive workplace that represents a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, we strive to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve.

During 2020, our workforce grew from over 4,000 domestic employees as of the fiscal year ended December 31, 2019 to over 6,000 domestic employees as of the fiscal year ended December 31, 2020. At the end of fiscal year 2020, our workforce was 53.3% female and 46.7% male, and the ethnicity of our workforce was 43.7% White, 23.4% Hispanic, 16.8% Black, 10.3% Asian and 5.8% other.

Recruiting and Employee Retention

We believe in attracting, developing and engaging the best talent, while providing a supportive work environment that prioritizes the health and safety of our employees. Our compensation programs are designed to motivate and reward employees who possess the necessary skills to support our business strategy and create long-term value for our stockholders. Employee compensation may include base salary, annual cash incentives, and long-term equity incentives, as well as life and health insurance and 401(k) plan matching contributions.

Employees receive regular training to help further enhance their career development objectives and we also actively manage an enterprise-wide mentoring program. We have partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance the productivity of our employees. We also support the U.S. military through our continued focus on recruiting and creating opportunities for veterans. For example, we established the Veterans Engaging Mentorships, Relationships, and Growth program to further our efforts to hire, support, and create a community of veterans and veteran families.

Diversity and Inclusion

We believe that building a diverse and inclusive, high-performing workforce where our employees bring varied perspectives and experiences to work every day creates a positive influence in our workplace, community and business operations. Our Board of Directors, our Nominating and Corporate Governance Committee and our Risk Committee provide regular oversight on our corporate sustainability, diversity and inclusion programs and initiatives. During 2020, we established leadership goals and created customized initiatives that focused on our continued effort to increase the number of women and underrepresented minorities in management positions throughout our company and its business divisions. As it relates to gender diversity, we established the Women Empowering Mentorships, Relationships, and Growth program to emphasize career growth, networking, and learning opportunities for women at the management level. We also foster a more inclusive culture through a variety of other diversity and inclusion initiatives, including corporate training, special events, community outreach and corporate philanthropy.

Community Involvement

We have a corporate philanthropy program that is governed by a philosophy of giving that prioritizes the support of causes and issues that are important in our local communities, and drives a culture of employee engagement and collaboration throughout our organization. We are committed to empowering our employees to be a positive influence in the communities where we live and serve, and believe that this commitment supports our efforts to attract and engage employees and improve retention. During the 2020 fiscal year, we established a separate donor advised fund to facilitate donations to various local and national charitable organizations.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $11.5 trillion of outstanding debt as of September 30, 2020. According to Inside Mortgage Finance, first lien mortgage loan origination volume was approximately $4.0 trillion in 2020. Many of the largest financial institutions, primarily banks which have traditionally held the majority of the market share in mortgage origination and servicing, have reduced their participation in the mortgage market creating opportunities for non-bank participants.

The residential mortgage industry is characterized by high barriers to entry, including the necessity for approvals required to sell loans to and service loans for the Agencies, state licensing requirements for non-federally chartered banks, sophisticated infrastructure, technology, risk management, and processes required for successful operations, and financial capital requirements.

Our Growth Strategies

Our growth strategies include:

Growing Consumer Direct Lending through Portfolio Recapture and Non-Portfolio Originations

We expect to grow our consumer direct lending business by leveraging our growing servicing portfolio through recapture of existing customers for refinance and purchase-money loans as well as increasing our non-portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2020, we serviced 1.9 million loans. At the same time, we are making significant investments in technology, personnel and marketing to increase our non-portfolio originations. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best-in-class customer service.

Growing Broker Direct Lending

The broker lending channel involves the underwriting and funding of mortgage loans sourced by mortgage loan brokers and other financial intermediaries. According to Inside Mortgage Finance, the broker lending channel represented approximately 14% of U.S. residential mortgage originations in 2020. In 2020, 2019 and 2018, we funded $12.2 billion, $3.8 billion and $378.5 million of mortgage loans, respectively, through our broker direct channel. We plan on growing our mortgage loan volume by adding broker relationships and offering our mortgage loan brokers access to our technology through a dedicated portal.

Growing Correspondent Production through Expanding Seller Relationships and Adding Products and Services

We expect to grow our correspondent production business by expanding the number and types of sellers from which we purchase loans and increasing the volume of loans that we purchase from our sellers as we continue to expand to the loan products and services we offer. Over the past several years, a number of large banks have exited or reduced the size of their correspondent production businesses, creating an opportunity for non-bank entities to gain market share. We believe that we are well positioned to continue taking advantage of this opportunity based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes.

Growing our Mortgage Loan Servicing Portfolio

We expect to focus the growth of our servicing portfolio on loan production activities, as our correspondent government-insured production and consumer and broker direct lending add new servicing for owned MSRs, and correspondent conventional production adds new subservicing. In 2020, our correspondent, consumer direct and broker direct loan production totaled $196.6 billion in UPB. We may supplement our organic growth with MSR acquisitions, some of which may be concentrated in delinquent or defaulted loans for which we have expertise in servicing. We have acquired MSRs both from large mortgage servicers and independent mortgage bankers, which may sell MSRs due to continuing operational and regulatory and capital pressures. In 2020, we purchased MSRs relating to approximately $2.4 billion in UPB of underlying loans.

Expansion into New Markets and Products

We regularly evaluate opportunities to grow our business, including expansion into new markets. We also continue to develop new products to satisfy demand from customers in each of our production channels and respond to changing circumstances in the market for mortgage-related financing.

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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (the “SAFE Act”) requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses and the completion of pre-licensing education, annual education and the successful completion of both national and state exams.

We must comply with a number of federal consumer protection laws, including, among others:

●	the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

●	the Truth in Lending Act (“TILA”), and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans, notices of sale, assignments or transfers of ownership of mortgage loans, new servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements;

●	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

●	the Home Mortgage Disclosure Act and Regulation C thereunder, which require financial institutions to report certain public loan data;

●	the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

●	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;

●	the Gramm-Leach-Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

●	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

●	the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers;

●	the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas; and

●	the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the ongoing COVID-19 pandemic.

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

Intellectual Property

We rely on a combination of trademarks, copyrights, and trade secrets, as well as confidentiality and contractual provisions to protect our intellectual property and proprietary technologies. We hold various registered trademarks, including trademarks with respect to the name PennyMac®, the swirl design and rooftop design appearing in certain PennyMac drawings and logos and various additional designs and word marks relating to the PennyMac name. Depending upon the jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained. We generally intend to renew our trademarks as they come up for renewal. Our other intellectual property includes proprietary know-how and technological innovations, such as our proprietary workflow driven cloud based servicing system, as well as proprietary pricing engines, loan-level analytics systems and other trade secrets that we have developed to maintain our competitive position.

Competition

Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally-focused companies in each of our businesses.

In our loan production and servicing segments, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers, such as Wells Fargo, JP Morgan Chase, Rocket Mortgage, Mr. Cooper and United Wholesale Mortgage. In our loan production segment, we compete primarily on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees. In our servicing segment, we compete primarily on the basis of experience in the residential loan servicing business, quality and efficiency of execution and servicing performance. In our investment management segment, we compete for capital with both traditional and alternative investment managers. We compete primarily on the basis of historical track record of risk-adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

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

Item 1A. Risk Factors

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

●	Our business, financial condition and results of operations may be adversely affected by the ongoing COVID-19 pandemic.
●	Failure to successfully modify, resell or refinance early buyout loans or defaults of the early buyout loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.

●	We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	New CFPB or state rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.
●	We are highly dependent on U.S. government-sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	Our business prospects, financial condition, liquidity and results of operations could be adversely impacted by the CFPB’s final General Qualified Mortgage (“QM”) loan rule for certain GSE eligible loans and its impact on the ability to repay rules.
●	We are required to hold various Agency approvals in order to conduct our business and there is no assurance that we will be able to obtain or maintain those Agency approvals or that changes in Agency guidelines will not materially and adversely affect our business, financial condition, liquidity and results of operations.
●	Our mortgage banking revenues are highly dependent on macroeconomic factors and real estate market, mortgage market and financial market conditions.
●	We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.
●	We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.
●	We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.
●	Our earnings may decrease because of changes in prevailing interest rates.
●	Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.
●	A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity and results of operations.
●	We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.
●	Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.
●	We rely on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.
●	A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.
●	Market conditions could reduce the fair value of the assets that we manage, which would reduce our management and incentive fees.
●	Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and for PMT, or in trying to appropriately allocate investment opportunities among ourselves and for PMT.
●	Our risk management efforts may not be effective.
●	Initiating new business activities, developing new products or significantly expanding existing business activities may expose us to new risks and increase our cost of doing business.
●	Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
●	The industry in which we operate is highly competitive, and is likely to become more competitive, and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the following factors, which could materially adversely affect our business, financial condition, liquidity and results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, liquidity and results of operations in future periods.

Risks Related to Our Mortgage Banking Segment

Regulatory Risks

Our business, financial condition and results of operations may be adversely affected by the ongoing COVID-19 pandemic.

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

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the ongoing COVID-19 pandemic. The initial forbearance period is 180 days, subject to another 180 days extension.  In addition, in February 2021 the federal government announced an additional extension of three to six months depending on loan type. As a result of the CARES Act forbearance requirements, we expect to experience continue elevated delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’

interests in the properties securing the loans. In fiscal year 2020, elevated prepayment activity was sufficient to cover principal and interest payment advances required under the CARES Act, however, in the future elevated prepayment activity may be insufficient to cover required principal and interest advances. We also expect the effects of the CARES Act forbearance requirements to reduce our servicing fee income and increase our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the ongoing COVID-19 pandemic. Future servicing advances will be driven by the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the ongoing COVID-19 pandemic. As of December 31, 2020, 7.2% of loans in our predominantly government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make due to borrower delinquencies. Servicing advances resulting from COVID-19 could have a significant adverse impact on our cash flows and could also have a detrimental effect on our business and financial condition.

Financial markets have experienced substantial volatility and reduced liquidity, resulting in unprecedented federal government intervention to lower the federal funds rate to near zero and support market liquidity by purchasing assets in many financial markets, including the mortgage-backed securities market. The CARES Act forbearance requirements and the decline in interest rates have negatively impacted the fair value of our servicing assets. In addition, the CARES Act forbearance requirements and the decline in the value of financial assets linked to consumer credit performance in early 2020 caused PMT to report material losses and negatively affected PMT's shareholders' equity and net assets under management.  Consequently, we experienced a reduction in our base management fees from PMT in fiscal year 2020. Further market volatility or economic weakness may result in additional declines in the value of our servicing assets, lower base management fees and make it increasingly difficult to optimize our hedging activities. Also, our liquidity and/or regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets. In addition, if we fail to meet or satisfy any of the covenants in our repurchase agreements or other financing arrangements as a result of the impact of the COVID-19 pandemic, we would be in default under these agreements, which could result in a cross-default or cross-acceleration under other financing arrangements, and our lenders could elect to declare outstanding amounts due and payable (or such amounts may automatically become due and payable), terminate their commitments, require the posting of additional collateral and enforce their respective interests against existing collateral.

We may also have difficulty accessing debt and equity capital on attractive terms, or at all, as a result of the impact of the COVID-19 pandemic, which may adversely affect our access to capital necessary to fund our operations or address maturing liabilities on a timely basis. This includes renewals of our existing credit facilities with our lenders who may be adversely impacted by the volatility and dislocations in the financial markets and may not be willing or able to continue to extend us credit on the same terms, or on favorable terms, or at all.

In addition, our business could be disrupted if we are unable to operate due to changing governmental restrictions such as travel bans and quarantines placed or reinstituted on our employees or operations, including, successfully operating our business from remote locations, ensuring the protection of our employees’ health and maintaining our information technology infrastructure.

Federal, state, and local executive, legislative and regulatory responses to the ongoing COVID-19 pandemic are rapidly evolving, may be inconsistent and conflict in scope or application, and may be subject to change without advance notice. These regulatory responses may impose additional compliance obligations, may extend existing CARES Act forbearance requirements and delay our licensing efforts, which may negatively impact our business. In addition, the CARES Act and other federal, state and local regulations are subject to interpretation given the existing ambiguities in the rules and regulations, which may result in future class action and other litigation risk.

Governmental authorities have taken additional measures to stabilize the financial markets and support the economy including providing monetary relief and extending foreclosure and eviction moratoria. The outcome of these measures are unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic. The scope and duration of the COVID-19 pandemic and the efficacy of the extraordinary measures put in place to address it are currently unknown. Even after the COVID-19 pandemic subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

To the extent the COVID-19 pandemic adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this Item 1A.

Failure to successfully modify, resell or refinance early buyout loans or defaults of the early buyout loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.

The ongoing COVID-19 pandemic has significantly increased the number of Ginnie Mae loans that are seriously delinquent in our Ginnie Mae MSR portfolio.  As a mortgage servicer, we have an early buyout repurchase option (“EBOs”) for loans at least three months delinquent in our Ginnie Mae MSR portfolio. During the year ended December 31, 2020, we have repurchased $9.6 billion delinquent Ginnie Mae loans from our Ginnie Mae MSR portfolio. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs. In addition, after purchasing the delinquent Ginnie Mae loans, we expect to resecuritize many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified. The ongoing COVID-19 pandemic as well as changing government regulations, including Ginnie Mae’s 2020 regulations requiring reperforming loan borrowers to make six months of timely payments in certain circumstances before a loan can be repooled into another Ginnie Mae guaranteed security, has made estimating the loan amounts expected to be modified, resold or refinanced more difficult. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or if a significant portion of the repurchased Ginnie Mae loans default may adversely affect our business, financial condition, liquidity and results of operations.

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits and examinations by federal and state regulators. Our failure to operate effectively and in compliance with any of these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Further, we may be required to pay substantial penalties imposed by our regulators due to compliance errors, or we may lose our licenses to originate and/or service loans.

The failure of our correspondent sellers to comply with any applicable laws, regulations and rules may also result in these adverse consequences. We have in place a due diligence program designed to assess areas of risk with respect to loans we acquire from such correspondent sellers. However, we may not detect every violation of law and, to the extent any correspondent sellers, third party originators, servicers or brokers with whom we do business fail to comply with applicable laws or regulations and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders, third party originators, servicers or brokers, if any of them are unable to fulfill their indemnity or repurchase obligations to us to a material extent, our business, liquidity, financial condition and results of operations could be materially and adversely affected. Our service providers and other vendors are also required to operate in compliance with applicable laws, regulations and rules. Our failure to adequately manage service providers and other vendors to mitigate risks of noncompliance with applicable laws may also have these negative results.

The recent outcome of the 2020 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry and may also result in increased regulatory scrutiny and enforcement actions. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors (“CSBS”) have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. For example, on September 29, 2020, the CSBS released proposed prudential standards for state oversight of nonbank mortgage servicers. The proposed CSBS prudential standards would include revised minimum net worth, capital ratio and liquidity standards similar to existing FHFA requirements and would require servicers to maintain sufficient allowable assets to cover normal operating expenses in addition to the amounts required for servicing expenses. In addition, the FSOC has encouraged state regulators to work to develop prudential and corporate governance standards for nonbank mortgage servicers and has issued guidance describing the process FSOC would follow if it were to consider making a determination to subject a nonbank financial company to supervision by the Board of Governors of the Federal Reserve System and prudential standards. To the extent any such state regulators impose new minimum net worth, capital ratio and liquidity standards that are overly burdensome, such actions may have a material adverse effect on our business, financial condition and results of operations.

New CFPB or state rules and regulations or more stringent enforcement of existing rules and regulations by the CFPB or state regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. Although there was a decline in enforcement actions by the CFPB under the prior federal administration, examinations by state regulators and enforcement actions in the residential mortgage and servicing sectors by state attorneys general have increased and may continue to increase under the incoming federal administration. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

Our failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, liquidity, financial condition and results of operations and our ability to make distributions to our shareholders.

We are highly dependent on U.S. government-sponsored entities and government agencies, and any changes in these entities, their current roles or the leadership at such entities or their regulators could materially and adversely affect our business, financial condition, liquidity and results of operations.

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of mortgage-backed securities (“MBS”), in the secondary market. Presently, almost all of the newly originated loans that we originate directly with borrowers or assist PMT in acquiring from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. We, or PMT, also derive other material financial benefits from our Agency relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a proposal by the prior federal administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. On November 18, 2020 the FHFA finalized new regulatory capital rules for Fannie Mae and Freddie Mac that requires them to increase their capital to $280 billion. FHFA did not specify how the new regulatory capital requirements will be achieved or a timeframe for meeting the capital target, however, any increase in guaranty fees or other costs imposed by Fannie Mae and Freddie Mac to raise additional capital may have a negative impact on the mortgage market and could reduce Fannie Mae and Freddie Mac’s future role in the mortgage industry. It is not possible to predict the scope and nature of the actions that the U.S. government, including the new incoming federal administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations and our ability to make distributions to our shareholders

Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, could also materially and adversely affect our ability to sell and securitize loans through our loan production segment, and the performance, liquidity and market value of our investments. Our ability to generate revenues from newly originated loans that we assist PMT in acquiring through its correspondent production business would be similarly affected. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity and results of operations.

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

Our business prospects, financial condition, liquidity and results of operations could be adversely impacted by the CFPB’s final General Qualified Mortgage (“QM”) loan rule for certain GSE eligible loans and its impact on the ability to repay rules.

The Dodd-Frank Act provides that a lender must make “a reasonable, good faith determination” of each borrower’s ability to repay a loan, but may presume that a borrower will be able to repay a loan if such loan has certain characteristics that meet the QM definition. The CFPB adopted its QM definition that establishes rigorous underwriting and product feature requirements for a loan to be deemed a QM. Within those regulations, the CFPB created a special exemption for the GSEs that is generally referred to as the “QM patch,” which allows any GSE-eligible loan to be deemed a QM. The QM patch effectively provides QM designation for GSE eligible loans that have a debt-to-income ratio in excess of 43%, which represents a meaningful portion of the loans currently purchased by the GSEs. Without the QM patch or an alternative, loans with debt-to-income ratios above 43% would not be designated as QMs unless they were insured by a federal agency such as the FHA or VA, which have each adopted their own QM definition that does not currently have a debt-to-income ratio limitation. In October 2020, the CFPB issued a rule providing that the QM patch will expire on the earlier of the implementation of a final amendment revising the “General QM loan” definition or upon the date that the GSEs exit conservatorship. On December 11, 2020, the CFPB issued final General QM loan rules replacing the debt-to-income ratio limitations with a price-based approach that may have significant implications for the U.S. housing and mortgage market since we do not know how the credit markets and borrowers will respond to the new regulations. Failure to establish effective operational procedures to comply with the final General QM loan rules could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

We intend to operate so that we, and each of our subsidiaries, are not required to register as investment companies under the Investment Company Act of 1940, as amended, or the Investment Company Act. We believe that our subsidiary, PennyMac Loan Services, LLC (“PLS”), qualifies for one or more exemptions provided in the Investment Company Act because of the historical and current composition of its assets and income; however, there can be no assurances that the composition of PLS’ assets and income will remain the same over time such that one or more exemptions will continue to be applicable.

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

Market and Financial Risks

Our mortgage banking revenues are highly dependent on macroeconomic factors and real estate market, mortgage market and financial market conditions.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate market, mortgage markets, financial markets and the economy generally. Factors such as the COVID-19 pandemic, inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, domestic political issues, government shutdowns, climate change and the availability and cost of credit may contribute to increased volatility and unclear expectations for the economy in general and the real estate, mortgage market and financial markets in particular going forward. A destabilization of the real estate market, mortgage market and financial markets or deterioration in these markets also could reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Our loan production segment is also subject to overall market factors that could adversely impact our ability to grow our loan production volume. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or slow growth in the level of new home purchase activity can impact our ability to continue to grow our loan production volumes, and we may be forced to accept lower margins in our respective businesses in order to continue to compete and keep our volume of activity consistent with past or projected levels or be forced to reduce our levels of production activity.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2020, we had $12.3 billion of total indebtedness outstanding (approximately $11.6 billion of which was secured) and up to $2.5 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

●	require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for operations, capital expenditures and other general corporate purposes;
●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default under the indenture governing the unsecured notes or under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness under our other debt instruments or the unsecured senior notes;
●	subject us to increased sensitivity to interest rate increases;
●	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic external events, including the COVID-19 pandemic;
●	reduce our flexibility in planning for or responding to changing business, industry and economic conditions or restrict our ability to carry on activities important to our growth; and/or
●	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

In addition, our substantial level of indebtedness could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital and general corporate purposes. Our liquidity needs vary significantly from time to time and may be affected by general economic conditions, industry trends, performance and many other factors outside our control.

We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.

Our ability to finance our business operations and repay maturing obligations rests in large part on our ability to borrow money. Unlike some of our competitors who fund mortgage loans through bank deposits, we generally fund our mortgage loans through borrowings under warehouse facilities and other financial arrangements as well as funds from our operations. Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We require new and continued financing to facilitate our anticipated growth. We are generally required to renew many of our financing arrangements each year, which exposes us to refinancing and interest rate risks. Our ability to refinance our existing financial obligations and borrow additional funds is affected by a variety of factors beyond our control including:

●	limitations imposed on us under our financing agreements that contain restrictive covenants and borrowing conditions, which may limit our ability to raise additional debt;
●	restrictions imposed upon us by regulatory agencies that mandate certain minimum capital and liquidity requirements and additional scrutiny from such regulatory agencies;
●	liquidity in the credit markets;
●	prevailing interest rates;
●	the strength of the lenders from which we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;
●	limitations on borrowings on credit facilities imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the credit facility; and
●	accounting changes that may impact calculations of covenants in our debt agreements.

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

In the event that any of our financial arrangements is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business.

We leverage our assets under credit and other financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our business, financial condition, liquidity and results of operations.

We currently leverage and, to the extent available, we intend to continue to leverage the mortgage loans produced through our consumer and broker direct lending business and the government-insured loans acquired through our correspondent production activities from PMT with borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash that we receive from a lender when we initially sell the assets to that lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming that there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

In addition, we invest in certain assets, including MSRs and EBOs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and EBOs under secured financing arrangements. Our Fannie Mae MSRs are pledged to secure borrowings under a master repurchase agreement and our and Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement. Our Ginnie Mae MSRs and related excess servicing spread financing (“ESS”) are pledged to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. Some of our EBOs are contributed to a special purpose entity, which issues participation certificates pledged to secure borrowings under a master repurchase agreement.  In fiscal year 2020, we amended some master repurchase agreements to pledge other EBOs as an additional asset type under those agreements. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

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

We may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our cash flows. We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity and results of operations.

Our financing agreements contain restrictive covenants that could adversely affect our business, financial condition, liquidity and results of operations.

Our various financing agreements require us and/or our subsidiaries to comply with various restrictive covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Incurring substantial debt subjects us to the risk that our cash flows from operations may be insufficient to repurchase the assets that we have sold under our repurchase agreements or otherwise service the debt incurred under our other financing agreements. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. In addition, the repayment of the unsecured notes will depend in part on our restricted subsidiaries’ generation of cash flow and our restricted subsidiaries’ ability to make such cash available to us, by dividend, debt repayment or other means. The Unsecured Notes’ indenture contain additional restrictive covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions, including our ability and/or the ability of our restricted subsidiaries to:

●	pay dividends or distributions, redeem or repurchase equity, prepay subordinated debt and make certain loans or investments;
●	merge or consolidate with another person or sell all or substantially all of our assets to another person;
●	transfer, sell or otherwise dispose of certain assets including capital stock of subsidiaries;
●	enter into transactions with affiliates; and
●	allow to exist certain restrictions on the ability of non-guarantor restricted subsidiaries to pay dividends or make other payments to us.

If we fail to comply with the restrictive covenants and are unable to obtain a waiver or amendment, an event of default would result under the terms of our financing arrangement or could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital and general corporate purposes.

Our earnings may decrease because of changes in prevailing interest rates.

Our profitability is directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

●	adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;
●	adversely affect our Ginnie Mae early buyout program because loan modifications would become less economically feasible; and
●	increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production;

A decrease in prevailing interest rates could:

●	cause an increase in the expected volume of loan refinancings, which would require us to record decreases in fair value on our MSRs; and
●	reduce our earnings from our custodial deposit accounts.

An event of default, a negative ratings agency action, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to refinance existing debt and borrow additional funds. In addition, we may not be able to adjust our operational capacity in a timely manner, or at all, in response to increases or decreases in mortgage production volume resulting from changes in prevailing interest rates. In addition, due to the ongoing COVID-19 pandemic, the Federal Reserve has enacted monetary policies to purchase MBS on the open market which could impact interest rates and the liquidity of the MBS market.

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks associated with the expected discontinuation of LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority (“FCA”), which regulates the LIBOR administrator, announced the phase out of the use of LIBOR by the end of 2021. However, for U.S. dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for the most common rates (overnight and one, three, six and 12 months). The LIBOR administrator has published a consultation regarding its intention to cease publication of U.S. dollar LIBOR as of June 30, 2023 (instead of December 31, 2021, as previously expected) based on continued rate submissions from banks. The FCA and other regulators have stated that they welcome the LIBOR administrator’s action. An extension to 2023 would mean that many legacy U.S. dollar LIBOR contracts would terminate before related LIBOR rates cease to be published. However, the same regulators emphasized that, despite any continued publication of U.S. dollar LIBOR through June 30, 2023, no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. Moreover, the LIBOR administrator’s consultation also relates to the LIBOR administrator’s intention to cease publication of non-U.S. dollar LIBOR after December 31, 2021. There is no assurance that LIBOR will continue to be published until any particular date.

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

The expected and actual discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. We rely on financing arrangements and liabilities under which our cost of borrowing is based on LIBOR. We also hold assets and instruments used to hedge the value of certain assets that depend for their value on LIBOR. We anticipate significant challenges as it relates to the transition away from LIBOR for all of our LIBOR-based assets, financing arrangements, and liabilities, regardless whether their maturity dates fall before or after the anticipated discontinuation date after December 31, 2021 or June 30, 2023, as applicable. These challenges will include, but will not be limited to, amending agreements underlying our existing and/or new LIBOR-based assets, financing arrangements, and liabilities with appropriate fallback language prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the determination of fair value for certain of our assets and hedges using LIBOR as a benchmark rate or used to develop a market discount rate. In addition, the transition to using any new benchmark rate or other financial metric may require changes to existing transaction data, products, systems, models, operations and pricing processes.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR. We service LIBOR-based adjustable rate mortgages (“ARMs”) for which the underlying mortgage notes incorporate fallback provisions, but we cannot anticipate the response of our borrowers or note holders to such risks. We also rely on financial models that incorporate LIBOR into their methodologies for financial valuation, planning and reporting.

Due to these risks, we expect both the impending and actual discontinuation of LIBOR could materially affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their value. For the same reason, we also can provide no assurance that changes in the value of our hedge instruments will effectively offset changes in the value of the assets they are expected to hedge. Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest payments, disputing the interpretations or implementation of contract “fallback” provisions and other transition related changes. Our inability to manage these risks effectively may materially and adversely affect our business, financial condition, liquidity and results of operations.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

We pursue hedging strategies primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily prepayment exposure on our MSR investments as well as IRLCs and our inventory of loans held for sale. For example, with respect to our IRLCs and inventory of loans held for sale, we may use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. In addition, with respect to our MSRs, we may use MBS forward purchase and sale contracts to address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and other changing market conditions such as those resulting from the ongoing COVID-19 pandemic. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability or asset;
●	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

●	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay.

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, the degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We use estimates in determining the fair value of our MSRs, which are highly volatile assets with continually changing fair values. If our estimates of their value prove to be inaccurate, we may be required to write down the fair values of the MSRs which could adversely affect our business, financial condition, liquidity and results of operations.

Our estimates of the fair value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, the ongoing COVID-19 pandemic and other market conditions, which affect the number of loans that are repaid or refinanced and thus no longer result in cash flows, and the number of loans that become delinquent.

We use internal financial models that utilize our understanding of inputs and assumptions used by market participants to value our MSRs for purposes of financial reporting and for purposes of determining the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our inputs and the results of the models.

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

A decline in the economy, the ongoing COVID-19 pandemic or other difficulties in certain real estate markets may cause a decline in the value of residential and commercial properties. To the extent that certain states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the fair value of our MSRs and adversely affect our loan production businesses. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.

Delinquencies can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemic, war or terrorist attacks. A decrease in home prices may result in higher loan-to-value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume or growth of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments. Further, despite recent increases, interest rates have remained near historical lows for an extended period of time.

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

Increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers and to acquire and liquidate the properties securing the loans or otherwise resolve loan defaults if payment collection is unsuccessful, and only a portion of these increased costs are recoverable under our servicing agreements. Increased mortgage delinquencies, defaults and foreclosures may also result in an increase in servicing advances we are obligated to make to fulfill our obligations to MBS holders and to protect our investors’ interests in the properties securing the delinquent mortgage loans. An increase in required advances also may cause an increase in our interest expense and affect our liquidity as a result of increased borrowings under our financing agreements to fund any such increase in the advances.

A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

Most of the loans that we produce are pooled into MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. In addition, due to the ongoing COVID-19 pandemic, the Federal Reserve has enacted monetary policies to purchase MBS on the open market that has and may continue to impact the liquidity of the MBS market. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity and the liquidity of PMT because no existing alternative secondary market would likely be willing and able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Furthermore, we would remain contractually obligated to fund loans under our outstanding IRLCs without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we would be required to hold a larger inventory of loans than we have committed facilities to fund or we may be required to repay a portion of the debt secured by these assets, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $32.7 million as of December 31, 2020. Because of the increase in our loan production over time, we expect that indemnification and repurchase requests are also likely to increase. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT or other purchasers against losses, or repurchase loans from PMT or other purchasers, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Federal, state or local regulatory actions may increase the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. For example, the federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic. As a result of the CARES Act forbearance requirements, we have experienced elevated delinquencies in our servicing portfolio that may require us to finance substantial amounts of advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. In fiscal year 2020, elevated prepayment activity was sufficient to cover principal and interest payment advances due to the impact of the CARES Act; however, in the future prepayment activity may be insufficient to cover required principal and interest advances. Future servicing advances will be driven by the number of borrower delinquencies, including those resulting from payment forbearance; the amount of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the COVID-19 pandemic. As of December 31, 2020, 7.2% of loans in UPB in our predominantly government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent.

A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity and results of operations

We may not realize all of the anticipated benefits of potential future acquisitions of MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

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

We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation, and regulatory and government proceedings against us and other financial institutions remains high. For example, in 2019 Black Knight Servicing Technologies, LLC filed a legal claim against us for alleged breach of contract and misappropriation of trade secrets. Greater than expected investigation costs and litigation, including class action lawsuits associated with compliance related issues, substantial legal liability or significant regulatory or government action against us could have adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business results and prospects. We may experience a significant volume of litigation and other disputes, including claims for contractual indemnification, with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties may also become increasingly litigious.

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

Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.

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

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. In addition, various private third party organizations have developed ratings processes for evaluating companies on their approach to environmental, social and governance (“ESG”) matters. These third party ESG ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable ESG ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our stock price and ability to raise capital, and adversely affect our results of operations.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our financial statements.

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to timely prepare our financial statements. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly.

The success and growth of our business depends upon our ability to adapt to and implement technological changes and to successfully develop, implement and protect proprietary technology.

Our success in the mortgage industry is highly dependent upon our ability to adapt to constant technological changes, successfully enhance our current information technology solutions through the use of third-party and our proprietary technologies, and introduce new solutions and services that more efficiently address the needs of our customers.

Our mortgage loan production businesses are dependent upon our ability to effectively interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. The direct lending processes are becoming more dependent upon technological advancement, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower- or counterparty-expected conveniences. In our correspondent production activities, our and PMT’s correspondent sellers also expect and require certain conveniences and service levels that are dependent on technological advancement. In this regard, we have recently transitioned to a workflow-driven, cloud-based loan acquisition platform. While we anticipate that the cloud-based system will increase scalability and produce other efficiencies, there can be no assurance that the cloud-based system will prove to be effective or that such correspondent sellers will easily adapt to the cloud-based system. Any failure to effectively or timely transition to our new system and meet our expectations and the expectations of our correspondent sellers could have a material adverse effect on our business, financial condition and results of operations.

Similarly, our servicing business is dependent on our ability to effectively interface with our customers and investors, as well as service mortgage loans in compliance with applicable laws and regulations and the contractual requirements of such investors. For example, we have recently transitioned to a proprietary workflow-driven, cloud-

based servicing system that provides for real-time processing and advanced workflow management thereby reducing servicing costs, increasing scalability and creating sustainable efficiencies.

We rely on a combination of trademarks, copyrights, and trade secrets, as well as confidentiality and contractual provisions to protect our intellectual property and proprietary technologies. In addition, we also license and utilize third party proprietary technologies and loss of rights to significant third party proprietary technologies may result in decreased product functionality. The development, implementation and protection of our intellectual property and proprietary technologies requires significant human resources and capital expenditures. As these technological advancements and investor and compliance requirements increase in the future, we will need to further develop these technological capabilities in order to remain competitive, and we will need to implement, execute and maintain them in an operating and regulatory environment that exposes us to significant risk. Moreover, litigation has become necessary to protect our intellectual property and proprietary technologies, and, such litigation is expected to be time consuming and result in substantial costs and diversion of resources.

There is no assurance that we will be able to successfully adopt new technologies as critical systems and applications become obsolete and better ones become available. Any failure by us to develop, implement, integrate, execute or maintain our technological capabilities and any litigation costs associated with protection of our technologies could have a material adverse effect on our business, financial condition and results of operations.

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions, man-made or natural disasters, pandemics, such as COVID-19, terrorist attacks and the effects of climate change and, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, pandemics, such as COVID-19, floods, droughts, fires and other environmental conditions can adversely impact properties that we own or that collateralize loans we own or service, as well as properties where we conduct business. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Terrorist attacks and other acts of violence may cause disruptions in U.S. financial markets and negatively impact the U.S. economy in general.

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

Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism, acts of war and pandemics, such as COVID-19, may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property, which could have an adverse effect on our business, financial condition, liquidity and results of operations.

Catastrophic events may disrupt our business.

We have a number of offices located throughout California and a growing regional presence in several other states across the United States. Our corporate headquarters is located in Westlake Village, California and we have additional locations around the greater Los Angeles metropolitan area and elsewhere in the State of California. Many areas of California, including the immediate area around our corporate headquarters, have experienced extensive damage and property loss due to a series of large wildfires in the past several years. California and the other states in which we operate are also prone to other types of natural disasters. In the event of a major earthquake, hurricane, or catastrophic event such as fire, flood, power loss, telecommunications failure, cyber attack, pandemic, war, or terrorist attack, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results.

Related Party Risks

We rely on PMT as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.

PMT is the counterparty that currently acquires all of the newly originated mortgage loans in connection with our correspondent production activities. A significant portion of our income is derived from a fulfillment fee earned in connection with PMT’s acquisition of conventional loans. We are able to conduct our correspondent production activities without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. In the case of government-insured loans, we purchase them from PMT at PMT’s cost plus a sourcing fee and fulfill these loans for our own account and sell them, typically by pooling the federally insured or guaranteed loans together into an MBS which Ginnie Mae guarantees. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT is terminated by PMT or PMT reduces the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all.

The management agreement, the mortgage banking services agreement and certain of the other agreements that we have entered into with PMT contain cross-termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely have a material adverse effect our business, financial condition, liquidity and results of operations. The terms of these agreements extend until June 30, 2025, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

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

PMT, as the owner of a substantial number of MSRs or mortgage loans that we subservice, may, under certain circumstances, terminate our subservicing contract with or without cause, in some instances with little notice and little to no compensation. Upon any such termination, it would be difficult to replace such a large volume of subservicing in a short period of time, or perhaps at all. Accordingly, we may not generate as much revenue from subservicing for other third parties. If we were to have our subservicing terminated by PMT, or if there was a change in the terms under which we perform subservicing for PMT that was material and adverse to us, this would have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our financings of MSRs using excess servicing spread (“ESS”) exposes us to significant risks.

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

A portion of the fees that we earn under our investment management agreement is based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a decline in housing, the ongoing impact of the COVID-19 pandemic, changes to interest rates, stock or bond market movements, a general economic downturn, political uncertainty or acts of terrorism. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If volatile market conditions cause a decline in the fair value of our assets under management, that decline in fair value could materially reduce our management fees and incentive fees under our management contract with PMT and adversely affect our revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

We currently manage assets for a single client, the loss of which could significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

Our management and incentive fees result from our management of PMT. The term of the management agreement that we have entered into with PMT, as amended, expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement. In the event of a termination of one or more related party agreements by PMT in certain circumstances, we may be entitled to a termination fee under our management agreement. However, the termination of such management agreement and the loss of PMT as a client would significantly affect our investment management segment and negatively impact our management fees and incentive fees.

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

The legislative and regulatory environment in which we operate is constantly evolving. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and PMT, may adversely affect our business. Our ability to succeed in this environment will depend on our ability to monitor and comply with regulatory changes. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. The uncertainty regarding the continued implementation of laws and regulations and their impact on the investment management industry and us cannot be predicted at this time but will continue to be a risk for our business.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or non-U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations, as well as by U.S. and non-U.S. courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and adversely affect the manner in which we conduct business, as well as our financial condition, liquidity and results of operations.

Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.

Our investment management segment is subject to extensive regulation in the United States. These regulations are designed primarily to ensure the integrity of the financial markets and to protect investors in any entity that we advise and are not designed to protect our stockholders. Consequently, these regulations often serve to limit our activities. These requirements relate to, among other things, fiduciary duties to clients, solicitation agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, limitations on Agency cross and principal transactions between an adviser and advisory clients and general anti-fraud prohibitions. We are required to maintain an effective compliance program, and are subject to routine periodic examinations by the staff of the SEC.

The failure by us or our service providers to comply with applicable laws or regulations, or our failure to design and successfully implement and administer our compliance program, could result in fines, suspensions of individual employees or other sanctions, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation.

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

Risks Related to Our Organizational Structure

HC Partners may be able to significantly influence the outcome of votes of our common stock, or exercise certain other rights pursuant to a stockholder agreement we have entered into with it, and its interests may differ from those of our other public stockholders.

HC Partners, one of our largest investors, has the right under a stockholder agreement to nominate one or two individuals for election to our board of directors depending on the percentage of the voting power of our outstanding shares common stock that it holds, and we are obligated to use our best efforts to cause the election of those director nominees. In addition, the HC Partners’ stockholder agreement requires that we obtain their consent with respect to amendments to our certificate of incorporation or bylaws. As a result, HC Partners may be able to significantly influence our management and affairs. In addition, as a result of the size of its individual equity holding it may be able to significantly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of our Company that could deprive our other public stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

We have not established a minimum dividend payment level and no assurance can be given that we will be able to make dividends to our stockholders in the future at current levels or at all.

In October 2019, we announced the initiation of a quarterly dividend for our common stockholders. We have not established a minimum dividend payment level, and our ability to pay dividends to our stockholders may be materially and adversely affected by the risk factors discussed in our SEC periodic reports. Although we paid, and anticipate continuing to pay, quarterly dividends to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any future dividends to our stockholders, and such determination will depend upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, capital requirements and other expense obligations, debt covenants, contractual legal, tax, regulatory and other restrictions and such other factors as our board of directors may deem relevant from time to time.

As a result, no assurance can be given that we will be able to continue to pay dividends to our stockholders in the future or that the level of any future dividends will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common stock.

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that you might consider favorable.

Our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

●	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval;
●	prohibit stockholder action by written consent unless the matter as to which action is being taken has been approved by our board of directors;
●	provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws (provided that, if that action adversely affects HC Partners when that entity, together with its affiliates, holds at least 5% of the voting power of our outstanding shares of capital stock, our stockholder agreements provide that such action must be approved by that entity);
●	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	prevent a sale of substantially all of our assets or completion of a merger or other business combination that constitutes a change of control without the approval of a majority of our independent directors.

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

The market price and trading volume of our common stock has fluctuated significantly in the past and may be highly volatile in the future and could be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Further, if the market price of our common stock declines significantly, you may be unable to resell your shares at or above your purchase price, if at all. Some of the factors that could negatively affect the market price or trading volume of our common stock include:

●	variations in our actual and anticipated financial and operating results and those expected by investors and analysts;
●	changes in the manner that investors and securities analysts who provide research to the marketplace on us analyze the value of our common stock and similar companies;
●	changes in recommendations or in estimated financial results published by securities analysts who provide research to the marketplace on us, our competitors or our industry;
●	litigation and governmental investigations;
●	increases in market interest rates that may lead purchasers of our shares to demand a higher yield;
●	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures or capital commitments; and
●	general market, political and economic conditions, including any such conditions and local conditions in the markets in which our customers are located.

These broad market and industry factors may decrease the market price and trading volume of our common stock, regardless of our actual operating performance.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock into the public trading market.

PennyMac was founded in 2008 by members of our executive leadership team and two strategic investors, including HC Partners. Sales of substantial numbers of shares of our common stock into the public trading market by HC Partners, or the perception that such sales could occur, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2020, we have an aggregate of 4.2 million shares of common stock authorized and remaining available for future issuance under our 2013 Equity Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. We also intend to continue to evaluate acquisition opportunities and may issue common stock in connection with these acquisitions. Any common stock issued in connection with our incentive plans, acquisitions, the exercise of outstanding stock options or otherwise would dilute the percentage ownership held by investors who purchase our common stock.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, convertible debt securities or shares of preferred stock. The issuance of additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred stock, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Any issuance of securities in future offerings may reduce the market price of our common stock and dilute existing stockholders’ interests in us.

General Risks

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

Initiating new business activities, developing new products or significantly expanding existing business activities may expose us to new risks and increase our cost of doing business.

Initiating new business activities, developing new products, or significantly expanding existing business activities, such as our growth in broker direct and consumer direct lending and our significant increase in the number of employees in fiscal year 2020, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and report on our internal control over financial reporting. We cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. In addition, the ongoing COVID-19 pandemic has created unique challenges resulting from employees working remotely. Furthermore, as we rapidly grow our businesses, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Section 404(b) of the Sarbanes-Oxley Act requires our auditors to formally attest to and report on the effectiveness of our internal control over financial reporting.

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

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both proprietary and those provided to us by third-party service providers including cloud-based computing service providers. System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

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

Large commercial banks and savings institutions and other non-bank mortgage originators and servicers are increasingly competitive in the origination or acquisition of newly originated mortgage loans and the servicing of mortgage loans. Many of these institutions have significantly greater resources and access to capital and financing arrangements than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our loan production and servicing models. As more non-bank entities enter these markets and as more commercial banks aggressively compete, our mortgage banking businesses may generate lower volumes and/or margins. If we are unable to grow our loan production volumes or if our margins become compressed, then our business, financial condition, liquidity and results of operations could be materially and adversely affected.

In fiscal year 2020, we significantly increased the number of employees to facilitate our business growth and our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel. Trained and experienced personnel are in high demand by our competitors and may be in short supply in some areas. In addition, we invest significant time and expense in training our employees, which increases their value to competitors who may seek to recruit them. If we are unable to attract and retain such personnel, we may not be able to take advantage of future growth opportunities and this could materially affect our business, financial condition and results of operations.

In addition, technological advances and heightened e-commerce activities have increased consumers’ access to products and services. This has intensified competition among banks and non-banks in offering and servicing mortgage loans. We may be unable to compete successfully in our mortgage banking businesses and this could materially and adversely affect our business, financial condition, liquidity and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are housed in 66,000 square feet of leased facilities, located at 3043 Townsgate Road, Westlake Village, California 91361 where we conduct executive management for all of our businesses and investment management activities.

Our loan servicing operations are primarily housed in a 142,000 square foot leased facility located in Moorpark, CA, a 116,000 square foot facility in Fort Worth, TX and a 51,000 square foot facility in Summerlin, NV.

Our consumer direct lending business occupies a 36,000 square foot leased facility in Pasadena, CA. Much of our loan processing activity is performed in a leased 81,000 square foot facility in close proximity to our corporate offices. We lease an additional 102,000 square feet in Plano, TX, 90,000 square feet in Tampa, FL, 75,000 square feet in Phoenix AZ and 30,000 square feet in St. Louis, MO primarily for our correspondent production activities. We have three loan production centers located in Roseville, CA, Honolulu, HI, Edina, MN, and one collocated in our Summerlin, NV office.

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”). The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While the Company and its co-defendants believe the Garfield Action is without merit and expressly disclaim any wrongdoing, they have collectively agreed to settle the Garfield Action for an amount equal to $6.85 million in order to avoid the ongoing costs of litigation and further distractions to their respective businesses. A settlement agreement was filed with the Delaware Court on October 9, 2020, and was approved on February 11, 2021. The Company’s share of the settlement amount will be paid entirely by one of the Company’s insurers.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by the Company. Consequently, on April 27, 2020, PennyMac dismissed its federal court action without prejudice to pursue those claims in arbitration as well. While no assurance can be provided at to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

On January 7, 2021, PLS received a letter from the CFPB notifying PLS that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against PLS for alleged violations of the Real Estate Settlement Procedures Act and Truth in Lending Act. The CFPB's examination covered the period from March 2015 through September 2016. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action, the extent of which remains uncertain at this time. Notably, certain of the alleged violations were originally self-identified by PLS and remediated prior to the CFPB's examination, and all alleged violations were fully remediated as of August 2017. PLS confirmed these remediation actions as well as full restitution to any affected borrowers in its response to the NORA letter on February 08, 2021. While the NORA process remains open and pending at this time, and there can be no assurance as to the nature or extent of any actions taken by the CFPB with regard to these alleged violations, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial statements or operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of February 22, 2021, our shares of common stock were held by 17 holders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2020.

Repurchase of our Common Stock

The following table summarized the stock repurchase activity for the quarter ended December 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
October 1, 2020 – October 31, 2020	—	$—	—	$236,842,078
November 1, 2020 – November 30, 2020	1,169,568	$55.86	1,169,568	$171,509,814
December 1, 2020 – December 31, 2020	389,194	$61.50	389,194	$147,572,535
Total	1,558,762	$57.27	1,558,762	$147,572,535
(1)	In February 2021, our board of directors approved an increase to our common stock repurchase program from $500 million to $1 billion. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to

Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 6. Selected Financial Data

Not presented.

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2020
			Percentage of
Level/Description		Carrying value of assets (1)	Total assets	Total stockholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$23,233	0%	1%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	6,965,597	22%	206%
Level 3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgements about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	7,948,462	25%	235%
Total assets measured at or based on fair value (1)		$14,937,292	47%	441%
Total assets		$31,597,795
Total stockholders' equity		$3,389,388
(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset or liability and whether we have elected to carry the asset or liability at its fair value.

At December 31, 2020, $14.9 billion or 47% of our total assets were carried at fair value on a recurring basis and $12.2 million (real estate acquired in settlement of loans (“REO”)), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment of individual properties.

Changes in fair value of our holdings of assets carried at fair value have significant effects on our financial position and results of operations. As summarized above, changes in fair values of “Level 1” and “Level 2” fair value assets are determinable with reference to direct quotes in active markets on the measurement date in the case of “Level 1” assets, or reference to publicly available reference interest rates and credit spreads and prices of similar assets in the case of “Level 2” assets.

$7.9 billion or 25% of our total assets are measured using “Level 3” fair value inputs – significant inputs where there is difficulty in observing the inputs used by market participants in establishing fair value. Different approaches to valuing those assets or changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

During the three years ended December 31, 2020, we recognized significant changes in the fair value of our holdings of “Level 3” fair value assets and liabilities as shown below:

	Interest	Loans held	Mortgage	Excess	Mortgage
Year ended	rate lock	for sale at	servicing	servicing	servicing
December 31,	commitments	fair value	rights (1)	spread financing	liabilities (1)	Total

	(positive (negative) effects on income in thousands)
2020	$1,254,235	$127,780	$(1,078,084)	$24,970	$(31,757)	$297,144
2019	$331,067	$(6,332)	$(550,666)	$9,256	$(8,377)	$(225,052)
2018	$1,285	$158	$174,458	$(8,500)	$(10,787)	$156,614
(1)	Excluding changes in fair value attributable to realization of cash flows.

The changes above primarily reflect changes attributable to our observations of changes in the markets for those assets and liabilities as opposed to changes in accounting policies or approaches to the valuation of those instruments.

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

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our valuation process includes performance of these items’ fair value estimation by specialized staff with significant senior management oversight. We have assigned the responsibility for estimating the fair values of non-interest rate lock commitment (“IRLC”) “Level 3” fair value assets and liabilities to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non-IRLC assets and liabilities. The FAV group submits the results of its valuations to our senior management valuation committee, which oversees the valuations. Our senior management valuation committee includes the Company’s chief financial, investment and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

●	We categorize loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such loans using their quoted market price or market price equivalent. At December 31, 2020, we held $6.9 billion of such loans.

●	We categorize loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value loans arise primarily from two sources:

-	We may purchase certain delinquent government guaranteed or insured loans from Ginnie Mae guaranteed securitizations included in our loan servicing portfolio. Our right to purchase such loans arises as the result of the loan being at least three months delinquent when we buy the loan. Our ability to purchase delinquent loans provides us with an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans (“early buyout” or “EBO” loans) may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms or after six months of timely payments following the completion of certain types of payment deferral programs. We measure such loans using “Level 3” fair value inputs and at December 31, 2020, we held $4.7 billion of such loans.

-	Certain of our loans may become non-saleable into active markets due to our identification of one or more defects. At December 31 2020, we held $13.8 million of such loans.

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

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on loans held for sale at fair value for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2020, we held $677.0 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2020:

Change in input (1)	Effect on fair value of IRLC of a change in pull-through rate
(in thousands)
(20)%	$(169,132)
(10)%	$(84,358)
(5)%	$(41,971)
5%	$39,660
10%	$75,157
20%	$130,170
(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

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

We include changes in fair value of MSRs in current period income as a component of Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities. Both our estimate of the change in fair value attributable to realization of cash flows and of the change in fair value are affected by changes in fair value inputs. During the year ended December 31, 2020, we recognized a $1.5 billion net reduction in fair value of MSRs: $431.1 million of the reduction was due to realization of cash flows underlying the fair value of MSR and $1.1 billion of the reduction was due to changes in fair value inputs.

We classify MSRs as “Level 3” fair value assets and determine their fair value using a discounted cash flow approach. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (used to develop periodic discount rates), prepayment speed and annual per-loan cost of servicing.

A shift in the market for MSRs or a change in our assessment of an input to the valuation of MSRs can have a significant effect on their fair value and in our income for the period. The fair value of MSRs that we held at December 31, 2020 was $2.6 billion.

Following is a summary of the effect on fair value of MSRs of various changes to these key inputs at December 31, 2020:

	Effect on fair value of MSRs of a change in input value
Change in input	Pricing spread	Prepayment speed	Servicing cost

	(in thousands)
(20)%	$205,305	$297,863	$101,929
(10)%	$98,449	$142,208	$50,964
(5)%	$48,232	$69,521	$25,482
5%	$(46,356)	$(66,536)	$(25,482)
10%	$(90,936)	$(130,253)	$(50,964)
20%	$(175,137)	$(249,843)	$(101,929)

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

A shift in the market for, or a change in our assessment of an input to, the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. However, we believe that this change will be offset to a great extent by a change in the fair value of the MSRs that the ESS is financing. We record changes in the fair value of ESS in Net loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust. During the year ended December 31, 2020, we recorded $25.0 million of net gains due to changes in fair value of ESS.

We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (used to develop periodic discount rates) and prepayment speed. At December 31, 2020, we carried $131.8 million of ESS at fair value. Following is a summary of the effect on fair value of various changes to these inputs at December 31, 2020:

	Effect on fair value of excess servicing spread of a change in input value
Change in input	Pricing spread	Prepayment speed

	(in thousands)
(20)%	$5,766	$13,977
(10)%	$2,824	$6,701
(5)%	$1,397	$3,282
5%	$(1,369)	$(3,154)
10%	$(2,711)	$(6,185)
20%	$(5,316)	$(11,907)

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

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2020	2019	2018

	(dollars in thousands except closing prices and per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$2,740,785	$725,528	$249,022
Loan origination fees	285,551	174,156	101,641
Fulfillment fees from PennyMac Mortgage Investment Trust	222,200	160,610	81,350
Net loan servicing fees	439,448	293,665	445,393
Net interest (expense) income	(24,525)	76,721	71,819
Management fees	34,538	36,492	24,104
Other	7,600	10,232	11,300
Total net revenue	3,705,597	1,477,404	984,629
Expenses:
Compensation	738,569	503,458	403,270
Servicing	256,934	164,697	137,104
Loan origination	219,746	117,338	27,398
Other	249,739	162,467	149,160
Total expenses	1,464,988	947,960	716,932
Income before provision for income taxes	2,240,609	529,444	267,697
Provision for income taxes	593,725	136,479	23,254
Net income	$1,646,884	$392,965	$244,443
Earnings per share
Basic	$21.91	$5.02	$2.62
Diluted	$20.92	$4.89	$2.59
Return on average common stockholders' equity	61.4%	21.6%	12.7%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$1,964,121	$527,834	$87,266
Servicing	262,144	(14,751)	172,302
Total mortgage banking	2,226,265	513,083	259,568
Investment management	14,344	16,361	7,003
Non-segment activities (1)	—	—	1,126
	$2,240,609	$529,444	$267,697
Adjusted Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (2)	$2,488,716	$726,140	$274,196
During the year:
Interest rate lock commitments issued	$125,614,670	$72,698,014	$44,786,584
Common stock closing prices:
High	$69.49	$34.45	$25.20
Low	$16.90	$20.34	$18.77
At end of year	$65.62	$34.04	$21.26
At end of year:
Interest rate lock commitments outstanding	20,624,535	7,122,316	2,805,400
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$238,410,809	$225,787,104	$201,054,144
Mortgage servicing liabilities	2,857,492	2,758,454	1,160,938
Loans held for sale	11,063,938	4,724,006	2,420,636
	252,332,239	233,269,564	204,635,718
Subserviced for PMT	174,418,591	135,414,668	94,658,154
	$426,750,830	$368,684,232	$299,293,872

Net assets of PennyMac Mortgage Investment Trust	$2,296,859	$2,450,916	$1,556,132
Book value per share	$47.80	$26.26	$21.34
(1)	Represents Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(2)	To provide investors with information we believe provides supplemental information that is useful to investors in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure which is a measure that is frequently used in our industry to measure performance. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income attributable to our common stockholders before net income attributable to noncontrolling interest plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of MSRs and MSLs due to changes in valuation inputs used in the valuation model, increase (decrease) in fair value of ESS payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital leases to the extent such items existed in the years presented.

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

Adjusted EBITDA measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

●	they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
●	they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt; and
●	they are not adjusted for all non-cash income or expense items that are reflected in our consolidated statements of cash flows.

Because of these limitations, Adjusted EBITDA measures are not intended as alternatives to net income as an indicator of our operating performance and should not be considered as measures of cash available to us to invest in the growth of our business or as measures of cash that will be available to us to meet our obligations.

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the years indicated:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Net income attributable to PFSI common stockholders	$1,646,884	$392,965	$87,694
Net income attributable to noncontrolling interest	—	—	156,749
Net income	1,646,884	392,965	244,443
Provision for income taxes	593,725	136,479	23,254
Income before provisions for income taxes	2,240,609	529,444	267,697
Depreciation and amortization	25,575	15,021	12,925
Decrease (increase) in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation model	1,109,841	559,043	(163,671)
(Decrease) increase in fair value of ESS payable to PennyMac Mortgage Investment Trust	(24,970)	(9,256)	8,500
Hedging (gains) losses associated with MSRs	(918,180)	(395,497)	121,045
Stock‑based compensation	45,105	24,771	25,251
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	10,736	2,614	2,449
Adjusted EBITDA	$2,488,716	$726,140	$274,196

Comparison of the years ended December 31, 2020, 2019 and 2018

For the year ended December 31, 2020, we recorded income before provision for income taxes of $2.2 billion, an increase of $1.7 billion or 323% from 2019. The increase was primarily due to an increase in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust) which reflects higher production volume and improved margins, and an increase in Net loan servicing fees primarily due to growth in our loan servicing portfolio and an increase in income from the re-performance of loans bought out of Ginnie Mae securities for potential resecuritization, partially offset by an increase in total expenses. The increase in total expense was mainly due to increases in compensation, servicing and loan origination expenses reflecting the continuing growth of our mortgage banking activities and the impact of the COVID-19 pandemic on our servicing portfolio and operations.

During the year ended December 31, 2019, we recorded net income of $393.0 million, an increase of $148.5 million, or 61%, from 2018. The increase is due to an increase of $492.8 million in total net revenue, partially offset by an increase of $231.0 million in total expenses and $113.2 million in provision for income taxes. The increase in total expenses was primarily due to increases in compensation and loan origination expenses, reflecting the continuing growth of our mortgage banking activities. The provision for income taxes increased significantly as a result of the Reorganization which was completed in late 2018.The increase in total revenue was primarily due to an increase of $476.5 million in Net gains on loans held for sale at fair value, $79.3 million in Fulfillment fees from PennyMac Mortgage Invest Trust, and $72.5 million in Loan origination fees resulting from higher production volume and improved profit margins, which was partially offset by a decrease of $151.7 million in Net loan servicing fees primarily attributable to the effect of lower interest rates on the fair value of our MSRs that resulted in fair value losses net of hedging results compared to the year ended December 31, 2018.

Before the onset of the COVID-19 pandemic, the mortgage origination market was experiencing healthy demand owing to historically low interest rates in the United States. The government’s response to the onset of the COVID-19 pandemic, including fiscal stimulus and infusions of additional liquidity by the Federal Reserve into financial markets, acted to further lower mortgage interest rates. These developments have acted to sustain heightened demand for new mortgage loans despite the slowdown in overall economic activity. The mortgage origination market for 2019 was $2.3 trillion; for 2020, the origination market is estimated to be $4.0 trillion and for 2021, is forecasted to be $3.3 trillion. This increase in demand for mortgage loans, combined with constraints on mortgage industry origination capacity that existed before the COVID-19 pandemic, has allowed us to realize higher gain-on sale margins in our production segment. We expect our gain on sale margins to decrease to historical levels as industry capacity adjusts to demand. Furthermore, Fannie Mae and Freddie Mac added a 50 basis point adverse market refinance fee applicable to most mortgage refinances that could have a negative impact on future refinances.

During the year ended December 31, 2020, the United States was significantly impacted by the ongoing effects of the COVID-19 pandemic and the effects of market and government responses to the COVID-19 pandemic. These developments have resulted in an economic recession in the United States and increased unemployment that have created financial hardships for many existing borrowers.

As part of its response to the COVID-19 pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we as a servicer of Agency loans provide borrowers with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the investors holding securities backed by these loans, as well as property taxes, insurance and other costs to protect investors’ interest in the properties collateralizing the loans. As of December 31, 2020, 7.2% of loans in UPB in our predominately government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make due to borrower delinquencies.

This development may have a negative effect on the earnings of our servicing segment before taking into account the effect of future developments on the valuation of our MSRs by, among other things, reducing servicing fee income, reducing the amount of placement fees we earn on custodial deposits related to these loans, increasing our cost to service due to higher delinquency and default rates, as well as increased financing costs due to the need to advance funds on behalf of delinquent borrowers. We expect these losses to be offset by growth in our loan servicing portfolio and gains on the resale of early buyout loans as those borrowers reperform.

Net gains on loans held for sale at fair value

During the year ended December 31, 2020, we recognized Net gains on loans held for sale at fair value totaling $2.7 billion, compared to $725.5 million and $249.0 million during the years ended December 31, 2019 and 2018, respectively. The increase in 2020 compared to 2019 and 2018 was primarily due to an increase in loan production volume and improved profit margins in our mortgage production business, reflecting increased demand for mortgage loans during 2020 as compared to 2019 and 2018. The increase in demand for mortgage loans during 2020 as compared to 2019 and 2018 is attributable primarily to the decrease in market interest rates that prevailed during 2020. The increase in profit margins during 2020 reflects the effects of increased loan demand on an already capacity-constrained industry and the disruptive effect of the COVID-19 pandemic on certain industry participations’ ability to maintain their loan production levels.

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
From non-affiliates:
Cash gain (loss):
Loans	$2,025,260	$(190,853)	$(469,647)
Hedging activities	(767,588)	(175,305)	93,288
Total cash gain (loss)	1,257,672	(366,158)	(376,359)
Non-cash gain:
Change in fair value of loans and derivative financial instruments outstanding at end of year:
Interest rate lock commitments	540,376	87,312	(8,934)
Loans	(326,986)	(42,878)	(1,506)
Hedging derivatives	116,690	17,499	(11,766)
	330,080	61,933	(22,206)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	1,114,720	846,888	584,156
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(21,035)	(8,377)	(5,824)
Reduction in liability due to change in estimate	8,667	7,877	4,672
Total non-cash gain	1,432,432	908,321	560,798
Total gains on sale from non-affiliates	2,690,104	542,163	184,439
From PennyMac Mortgage Investment Trust (1)	50,681	183,365	64,583
	$2,740,785	$725,528	$249,022
During the year:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$91,922,406	$62,772,725	$40,193,531
Conventional mortgage loans	33,682,284	9,886,462	4,592,412
Jumbo mortgage loans	8,304	29,641	641
Home equity lines of credit	1,676	9,186	—
	$125,614,670	$72,698,014	$44,786,584
At end of year:
Loans held for sale at fair value	$11,616,400	$4,912,953	$2,521,647
Commitments to fund and purchase loans	$20,624,535	$7,122,316	$2,805,400
(1)	Gain on sale of loans to PMT are primarily cash gains.

Our gain on sale of loans held for sale includes both cash and non-cash elements. We recognize a significant portion of our gain on sale of loans when we make a commitment to purchase, fund or modify a mortgage loan. We recognize this gain in the form of an interest rate lock commitment. We adjust our initial gain amount as the loan purchase, origination or modification process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent loans (“EBO loans”) we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representation and warranties we provide in our loan sale transactions.

Non-cash elements of gain on sale of loans

The MSRs, mortgage servicing liabilities (“MSLs”), and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 40% of our gain on sale of loans at fair value for the year ended December 31, 2020, as compared to 117% and 234% for the years ended December 31, 2019 and 2018, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. How we measure and update our measurements of MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Annual Report.

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

During the years ended December 31, 2020, 2019, and 2018 we recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $21.0 million, $8.4 million, and $5.8 million, respectively. We also recorded reductions in the liability relating to previously sold loans of $8.7 million, $7.9 million, and $4.7 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The reductions in the liability relating to previously sold loans resulted from those loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
During the year:
Indemnification activity:
Loans indemnified by PFSI at beginning of year	$15,366	$8,899	$7,579
New indemnifications	4,544	11,629	4,511
Less indemnified loans sold, repaid or refinanced	6,122	5,162	3,191
Loans indemnified by PFSI at end of year	$13,788	$15,366	$8,899
Repurchase activity:
Total loans repurchased by PFSI	$58,410	$18,660	$26,025
Less:
Loans repurchased by correspondent lenders	28,658	12,396	18,127
Loans repaid by borrowers or resold with defects resolved	24,810	6,735	2,138
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$4,942	$(471)	$5,760
Net losses charged to liability for representations and warranties	$1,126	$209	$50

At end of year:
Unpaid principal balance of loans subject to representations and warranties	$210,222,447	$177,611,568
Liability for representations and warranties	$32,688	$21,446

During the year ended December 31, 2020, we repurchased loans with unpaid principal balances totaling $58.4 million and charged $1.1 million in net incurred losses relating to repurchases against our liability for representations and warranties. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase significantly.

Loan origination fees

Following is a summary of our loan origination fees:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Loan origination fee revenue	$285,551	$174,156	$101,641
Unpaid principal balance of loans purchased and originated for sale	$96,200,101	$61,531,095	$41,444,793

Loan origination fees increased $111.4 million and $72.5 million during the year ended December 31, 2020 and 2019, compared to the years ended December 31, 2019, and 2018, respectively, and the increases were primarily due to an increase in the volume of loans we produced.

Fulfillment fees fron PennyMac Mortgage Investment Trust

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Fulfillment fee revenue	$222,200	$160,610	$81,350
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$100,389,252	$56,033,704	$26,194,303

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees were calculated as a percentage of the UPB of the loans we fulfilled for PMT through June 30, 2020. Effective July 1, 2020, fulfillment fees are calculated based on the number of loans we lock and fulfill for PMT.

Fulfillment fees increased $61.6 million and $79.3 million during the years ended December 31, 2020 and 2019, compared to the years ended December 31, 2019 and 2018, respectively. The increases were primarily due to increased volume of loans we fulfilled for PMT, partially offset by a decrease in the fulfillment fee collected per loan during the year ended December 31, 2020 compared to the years ended December 31, 2019 and 2018, respectively.

Net loan servicing fees

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$814,646	$730,165	$585,101
From PennyMac Mortgage Investment Trust	67,181	48,797	42,045
From Investment Funds	—	—	3
Other	116,464	98,564	64,133
	998,291	877,526	691,282
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(558,843)	(583,861)	(245,889)
Net loan servicing fees	$439,448	$293,665	$445,393
Average loan servicing portfolio	$393,503,691	$334,169,204	$269,402,670

Change in fair value of mortgage servicing rights and excess servicing spread financing net of hedging results are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Realization of cash flows	$(392,152)	$(429,571)	$(280,015)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(1,109,841)	(559,043)	163,671
Change in fair value of excess servicing spread	24,970	9,256	(8,500)
Hedging results	918,180	395,497	(121,045)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(558,843)	$(583,861)	$(245,889)
Average balances:
Mortgage servicing rights	$2,404,621	$2,764,105	$2,433,758
Mortgage servicing liabilities	$32,071	$18,718	$10,506
Excess servicing spread financing	$153,768	$195,461	$229,607
At year end:
Mortgage servicing rights	$2,581,174	$2,926,790	$2,820,612
Mortgage servicing liabilities	$45,324	$29,140	$8,681
Excess servicing spread financing	$131,750	$178,586	$216,110

Following is a summary of our loan servicing portfolio:

	December 31,	December 31,
	2020	2019

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$196,873,590	$166,188,825
Acquired	41,537,219	59,598,279
	238,410,809	225,787,104
Mortgage servicing liabilities	2,857,492	2,758,454
Loans held for sale	11,063,938	4,724,006
	252,332,239	233,269,564
Subserviced for PMT	174,360,317	135,288,944
Total prime servicing	426,692,556	368,558,508
Special servicing subserviced for PMT	58,274	125,724
Total loans serviced	$426,750,830	$368,684,232

Net loan servicing fees increased $145.8 million, during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $120.8 million in loan servicing fees resulting from an increase of 18% in our average servicing portfolio during 2020 compared to 2019.

Net loan servicing fees decreased $151.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to an increase of $338.0 million in losses in fair value of MSR, MSLs and excess servicing spread financing, net of hedging results, compared to the year ended December 31, 2018, resulting from the effect of decreasing interest rates on the fair value of our mortgage servicing assets and liabilities. The increased losses were partially offset by an increase of $186.2 million in loan servicing fees, resulting from an increase of 24% in our average servicing portfolio for the year ended December 31, 2019 compared to the year ended December 31, 2018.

During the year ended December 31, 2020, the prepayment expectations resulting from the decreasing interest rate environment, along with expectations of higher costs to service loans in the coming months and increased returns demanded by market participants in response to the uncertainties created by the COVID-19 pandemic, resulted in a 37% reduction in fair value (as measured by the December 31, 2019 fair value) of our investment in MSRs. This reduction in fair value was partially offset by our hedging results and change in fair value of ESS.

Many of the risks of owning MSRs, such as changing costs to service loans and changing returns demanded by MSR market participants are difficult to hedge. There can be no assurance that future hedging results will effectively offset changes in fair value of MSRs. As discussed above, we expect the ongoing effects of the COVID-19 pandemic and the requirements of the CARES Act to reduce our servicing income and to increase our servicing expenses due to the increased number of delinquent loans, and significant number of forbearances that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the COVID-19 pandemic.

Net Interest (Expense) Income

Net interest income decreased $101.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2020. The decrease was primarily due to:

●	a decrease of $81.2 million in placement fees we received relating to custodial funds that we manage due to decreased earning rates which reflect the lower interest rate environment; and
●	an increase of $40.8 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rates in 2020 as compared to 2019. When a borrower repays a loan, we are responsible in many cases for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan. The increase in refinancing activity in our MSR portfolio caused the increase in the interest shortfall; and
●	an increase of $38.6 million in interest expense on repurchase agreements due to an increase in financing to fund the growth in our loan inventory and the expiration of a master repurchase agreement in August 2019. The master repurchase agreement provided us with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics. We recorded $14.7 million of such incentives as reductions in Interest expense during the year ended in December 31, 2019; partially offset by
●	an increase of $46.7 million in interest income on loans held for sale due to larger average inventory balances during the year ended December 31, 2020 as compared to 2019.

Net interest income increased $4.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to:

●	an increase of $56.3 million in placement fees we receive relating to custodial funds that we manage, reflecting the growth of our servicing portfolio and net interest income relating to growth in our average inventory of loans held for sale, partially offset by
●	a $33.4 million decrease in the financing incentives we received from one of our lenders for financing mortgage loans approved for satisfying certain consumer relief characteristics; and
●a $22.7 million increase in interest shortfall on repayment of loans serviced for Agency securitizations.

Management fees and Carried Interest

Management fees and Carried Interest are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$34,538	$29,303	$23,033
Performance incentive	—	7,189	1,432
	$34,538	$36,492	$24,465
Net assets of PMT at end of year	$2,296,859	$2,450,916	$1,566,132

Management fees decreased $2.0 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was due to a decrease of $7.2 million in incentive fees due to losses PMT incurred during the quarter ended March 31, 2020, partially offset by an increase of $5.2 million in base management fees reflecting the increase in PMT’s average shareholders’ equity upon which our base management fees are based, during the year ended December 31, 2020 compared to the year ended December 31, 2019.

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

Change in Fair Value of Investment in and Dividends Received from PMT

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Dividends from PennyMac Mortgage Investment Trust	$114	$141	$140
Change in fair value of investment in PennyMac Mortgage Investment Trust	(567)	275	192
Dividends received and change in fair value	$(453)	$416	$332
Fair value of PennyMac Mortgage Investment Trust shares at end of year	$1,105	$1,672	$1,397

Change in fair value of investment in and dividends received from PMT decreased $869,000 during the year ended December 31, 2020, compared to the year ended December 31, 2019, and increased $84,000 during the year ended December 31, 2019, compared to the year ended December 31, 2018, due to changes in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the three years ended December 31, 2020.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2020	2019	2018

	(dollars in thousands)
Salaries and wages	$437,344	$293,987	$256,750
Incentive compensation	171,323	124,203	70,574
Taxes and benefits	84,797	60,497	50,695
Stock and unit-based compensation	45,105	24,771	25,251
	$738,569	$503,458	$403,270
Head count:
Average	5,313	3,709	3,335
Year end	6,632	4,215	3,460

Compensation expense increased $235.1 million during the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to growth in head count made to accommodate the growth in our loan production and servicing activities as well as to increases in incentive compensation resulting from performance-based incentives and higher than expected attainment of profitability targets.

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

Servicing

Servicing expense increased $92.2 million and $27.6 million in the years ended December 31, 2020 and 2019 compared to the years ended December 31, 2019 and 2018, respectively. The increase in 2020 compared to 2019 was primarily the result of the increase in delinquencies we experienced due to the effects of the COVID-19 pandemic on borrower delinquencies. The increase in 2019 compared to 2018, was due to growth in our government-insured or guaranteed mortgage servicing portfolio, which includes loans that are subject to nonreimbursable servicing advance losses, and to our EBO program to purchase defaulted loans from Ginnie Mae pools. During the years ended December 31, 2020, 2019, and 2018, we purchased $9.6 billion, $4.4 billion and $3.0 billion in UPB of EBO loans, respectively.

The EBO program reduces the ongoing cost of servicing defaulted mortgage loans subject to Ginnie Mae MBS when we purchase and either sell the defaulted loans or finance them with debt at interest rates below the Ginnie Mae MBS pass-through rates. While the EBO program reduces the ultimate cost of servicing such mortgage loan pools, it accelerates loss recognition when the mortgage loans are purchased. We recognize expense because purchasing the mortgage loans from their Ginnie Mae pools causes us to write off accumulated non-reimbursable interest advances, net of interest receivable from the mortgage loans’ insurer or guarantor at the debenture rate of interest applicable to the respective mortgage loans to the extent the loan is immediately modified. The losses we recognize when we purchase EBO loans are anticipated and included in our valuation of the MSRs related to such loans before we repurchase the respective loans.

Technology

Technology expense increased $44.6 million and $7.8 million in the years ended December 31, 2020 and 2019 compared to the years ended December 31, 2019 and 2018, respectively. The increases were primarily due to growth in our loan servicing operations and continued investment in our loan production and servicing infrastructure and $13.1 million of impairment of capitalized software recorded during the year ended December 31, 2020.

Occupancy and equipment

Occupancy and equipment expenses increased $4.4 million and $1.8 million during the years ended December 31, 2020 and 2019, compared to the years ended December 31, 2019 and 2018, respectively. The increases are primarily attributable to expansion of our facilities to accommodate our growth.

Provision for Income Taxes

For the years ended December 31, 2020, 2019 and 2018, our effective tax rates were 26.5%, 25.8%, and 8.7%, respectively. The difference in the effective income tax rate between the year ended December 31, 2020 and the year ended December 31, 2019 results from the lesser impact of favorable tax adjustments for total permanent differences in the year ended December 31, 2020. When compared to the same period in 2019, the tax adjustment for permanent differences was reduced by $3.7 million while pretax income increased by $1.7 billion, thereby diluting the impact of the tax adjustment on the effective income tax rate.

The large difference between our effective tax rate and the statutory rate for the year ended December 31, 2018 was primarily due to the allocation of earnings to the noncontrolling interest unitholders who were partners in PennyMac and therefore responsible for the income taxes relating the income attributable to them. Pursuant to the Reorganization, the noncontrolling interest unitholders converted their ownership units into our shares and as a result, we were allocated starting on that date and will in the future be allocated 100% of PNMAC earnings that will be subject to corporate federal and state statutory tax rates, which has in turn increased our effective income tax rate.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable. In December 2020 the Taxpayer Certainty and Disaster Tax Relief Act was signed into law. No material changes in our effective income tax rates resulted from the either Act.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2020	2019

	(in thousands)
ASSETS
Cash and short-term investments	$547,933	$262,902
Loans held for sale at fair value	11,616,400	4,912,953
Derivative assets	711,238	159,686
Servicing advances, net	579,528	331,169
Investments in and advances to affiliates	168,972	157,343
Mortgage servicing rights	2,581,174	2,926,790
Loans eligible for repurchase	14,625,447	1,046,527
Other	767,103	406,647
Total assets	$31,597,795	$10,204,017

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$10,176,274	$4,639,001
Long-term debt	2,085,274	1,493,466
Liability for loans eligible for repurchase	14,625,447	1,046,527
Income taxes payable	622,700	504,569
Other	698,712	458,947
Total liabilities	28,208,407	8,142,510
Stockholders' equity	3,389,388	2,061,507
Total liabilities and stockholders' equity	$31,597,795	$10,204,017

Total assets increased $21.4 billion from $10.2 billion at December 31, 2019 to $31.6 billion at December 31, 2020. The increase was primarily due to an increase of $13.6 billion in loans eligible for repurchase, $6.7 billion in loans held for sale at fair value, $551.6 million in derivative assets, $285.0 million in cash and short-term investments, $360.5 million in other assets and $248.4 million in servicing advances, partially offset by a decrease of $345.6 million in MSRs. The increases in loans eligible for repurchase and servicing advances reflect an increase in delinquent loans as a result of the COVID-19 pandemic and the CARES Act forbearance requirements. The decrease in MSRs reflects the $1.1 billion in fair value losses discussed above, partially offset by additions resulting from our loan production activities. The increase in derivative assets primarily reflects growth in the fair value of our IRLCs as the result of the growth in our commitments to fund and purchase loans as well as the increased margins inherent in such commitments at December 31, 2020 as compared to December 31, 2019. We increased our holding of cash and short-term investments during the year ended December 31, 2020 as a means of enhancing our liquidity during the COVID-19 pandemic.

Total liabilities increased by $20.1 billion from $8.1 billion as of December 31, 2019 to $28.2 billion as of December 31, 2020. The increase was primarily attributable to an increase of $13.6 billion in liability for loans eligible for repurchase and $6.1 billion in borrowings required to finance a larger inventory of loans held for sale.

Cash Flows

Our cash flows for the three years ended December 31, 2020 are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Operating	$(6,198,938)	$(2,245,123)	$572,396
Investing	783,034	148,782	(322,611)
Financing	5,760,107	2,128,995	(132,034)
Net increase in cash and restricted cash	$344,203	$32,654	$117,751

Operating activities

Net cash (used in) provided by operating activities totaled $(6.2) billion, $(2.2) billion, and $572.4 million during the years ended December 31, 2020, 2019, and 2018 respectively. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash flows from:
Loans held for sale	$(5,326,837)	$(2,487,105)	$338,838
Other operating (uses) sources	(872,101)	241,982	233,558
	$(6,198,938)	$(2,245,123)	$572,396

The decrease in cash flows from other operating activities during the year ended December 31, 2020 compared to the years ended December 31, 2019 and 2018 was primarily due to an increase in deposits securing certain of our borrowings and an increase in servicing advances caused by pandemic-induced borrower delinquencies.

Investing activities

Net cash provided by investing activities was $783.0 million during the year ended December 2020, primarily comprised of $913.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by $131.8 million increase in margin deposits.

Net cash provided by investing activities was $148.8 million during the year ended December 2019, primarily comprised of $366.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by $227.4 million used in purchase of MSRs.

Net cash used in investing activities was $322.6 million during the year ended December 31, 2018 primarily comprised of cash used in purchase of MSRs and net settlements of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash provided by financing activities totaled $5.8 billion during the year ended December 31, 2020, primarily due to an increase of $6.1 billion in borrowings to finance the growth in our inventory of loans held for sale, partially offset by a $337.5 million of repurchase of common stock and $30.9 million of dividends paid to our common stock holders.

Net cash provided by financing activities totaled $2.1 billion during the year ended December 31, 2019 which was primarily to finance the growth in our inventory of loans held for sale and our investments in MSRs.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of ESS and/or equity or debt offerings. We believe that our liquidity is sufficient to meet our current cash requirements.

The effect of the COVID-19 pandemic on our operations, liquidity and capital resources remains uncertain and difficult to predict. For further discussion of the potential impacts of the COVID-19 pandemic ic please also see “Risk Factors” in Part I, Item 1A.

The CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic and may require us as the servicer to advance principal and interest, property taxes, insurance premiums and other expenses to the investors for up to four months on Fannie Mae and Freddie Mac loans and longer on Ginnie Mae and other government agency backed loans. In April 2020, the Company entered into a new Ginnie Mae servicing advance financing transaction allowing the Company to borrow $600 million against Ginnie Mae MSRs and servicing advances. The Ginnie Mae servicing advances eligible for financing include advances made to support regularly scheduled monthly principal and interest to mortgage-backed securities holders, taxes, homeowners insurance and escrowed items and other costs related to servicing delinquent loans. We are also in ongoing discussions with our lending partners to align our servicing advance assets and financing capacity, and to further diversify our financing alternatives.

The COVID-19 pandemic has significantly increased the number of loans that are delinquent in our Ginnie Mae MSR portfolio. The Ginnie Mae guidelines provides us with the option to purchase loans that are at least three months delinquent out of the underlying Ginnie Mae securities as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities. We refer to such loans as “early buyout” or EBO loans.

During the year ended December 31, 2020, we repurchased $9.6 billion in UPB of EBO loans from our Ginnie Mae MSR portfolio. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security. Depending on the method used to cure a borrower delinquency, the Ginnie Mae program may require at least a six month period of timely borrower payments before we are able to re-deliver the loan into another Ginnie Mae guaranteed security. Therefore, regardless of whether we cure or settle the repurchased loan, our investment in the EBO loans may require a substantial holding period.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, ESS financing, notes payable, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing. During September and October 2020, we issued a total of $650 million long term unsecured senior notes that mature on October 15, 2025. We used the proceeds from the unsecured senior notes to repay some of our existing short-term borrowings.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances for each of the three years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Average balance	$3,348,928	$2,185,830	$1,626,729
Maximum daily balance	$9,663,995	$4,141,680	$2,380,121
Balance at year end	$9,663,995	$4,141,680	$1,935,200

The differences between the average and maximum daily balances on our repurchase agreements reflect the fluctuations throughout the month of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations and the growth in our EBO inventory through the year.

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

In addition to the covenants noted above, the indenture governing our unsecured senior notes contains covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers or issuers as summarized below:

●	Effective June 30, 2020, FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced by 70% of the UPB of nonperforming Agency loans that are in pandemic-related payment forbearance and were current when they entered such forbearance) exceeds 6% of the applicable Agency servicing UPB; allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines;

●	FHFA net worth requirement is a minimum net worth of $2.5 million plus 0.25% (25 basis points) of UPB for total 1-4 unit residential mortgage loans serviced and a tangible net worth/total assets ratio greater than or equal to 6%;

●	Ginnie Mae single-family issuer minimum liquidity requirement is equal to the greater of $1.0 million or 0.10% (10 basis points) of the issuer’s outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents; and

●	Ginnie Mae net worth requirement is equal to $2.5 million plus 0.35% (35 basis points) of the issuer’s outstanding Ginnie Mae single-family obligations.

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

We have purchased portfolios of MSRs and have financed them in part through the sale to PMT of the right to receive ESS. The recorded amount of the ESS is its current fair value.

On February 4, 2021, our Board of Directors increased our common stock repurchase program from $500 million to $1 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through December 31, 2020, we have repurchased $352.4 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any off-balance sheet arrangements or guarantees.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, ESS and a capital lease. The borrower under each of these facilities is PLS or its subsidiary Issuer Trust with the exception of the unsecured senior notes and the capital lease, where the borrower is PFSI and PennyMac, respectively. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2020, we believe we were in compliance in all material respects with these covenants.

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

The borrowings have maturities as follows:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$3,893,149	$3,950,000	$650,000	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$50,000	$50,000	April 23, 2021
JPMorgan Chase Bank, N.A.	$1,739,009	$2,000,000	$—	September 30, 2022
JPMorgan Chase Bank, N.A.	$1,013,270	$1,250,000	$50,000	April 7, 2021
Citibank, N.A.	$505,625	$1,000,000	$650,000	August 3, 2021
Bank of America, N.A.	$626,550	$800,000	$500,000	March 11, 2021
Barclays Bank PLC	$596,729	$750,000	$375,000	November 3, 2022
Royal Bank of Canada	$406,348	$1,000,000	$500,000	December 14, 2021
BNP Paribas	$336,545	$375,000	$200,000	July 30, 2021
Morgan Stanley Bank, N.A.	$331,546	$600,000	$300,000	November 2, 2022
Wells Fargo Bank, N.A.	$165,224	$175,000	$175,000	October 6, 2022
Goldman Sachs Bank USA	$—	$250,000	$125,000	December 23, 2022
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$521,477	$550,000	$—	March 11, 2021
Notes payable
GMSR 2018-GT1 Term Note	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Term Note	$650,000	$650,000		August 25, 2023
Unsecured senior notes	$650,000	$650,000		October 15, 2025
Credit Suisse AG (3)	$—	$—	$—	April 23, 2021
Obligations under capital lease
Banc of America Leasing and Capital LLC	$11,864	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of December 31, 2020.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The borrowing of $50 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $600 million, less any amount utilized under the Credit Suisse AG note payable, an agreement to repurchase relating to the financing of Fannie Mae MSRs and an agreement to repurchase relating to the financing of GNMA servicing advances.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2020:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,484,391	April 23, 2021	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC	$484,937	February 3, 2021	April 23, 2021
Bank of America, N.A.	$334,772	January 31, 2021	March 11, 2021
JP Morgan Chase Bank, N.A.	$136,523	June 4, 2021	September 30, 2022
JP Morgan Chase Bank, N.A.	$117,491	February 28, 2021	April 7, 2021
Barclays Bank PLC	$76,062	March 21, 2021	November 3, 2022
Royal Bank of Canada	$41,107	April 17, 2021	December 14, 2021
Citibank, N.A.	$35,370	March 17, 2021	August 3, 2021
Morgan Stanley Bank, N.A.	$27,808	March 17, 2021	November 2, 2022
BNP Paribas	$26,136	March 13, 2021	July 30, 2021
Wells Fargo Bank, N.A.	$13,474	March 19, 2021	October 6, 2022
(1)	The calculation of the amount at risk includes the VFN and the 2018 Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN and 2018 Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

All debt financing arrangements that matured between December 31, 2020 and the date of this Report have been renewed or extended and are described in Note 13—Borrowings to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are fair value risk, interest rate and prepayment risk.

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

In general, rising interest rates negatively affect the fair value of our IRLCs, inventory of mortgage loans held for sale and ESS financing and positively affect the fair value of our MSRs. Changes in interest rates significantly influence the prepayment speeds of the loans underlying our investments in MSRs and ESS, which can have a significant effect on their fair values. Changes in interest rate are most prominently reflected in the prepayment speeds of the loans underlying our investments in MSRs and ESS and the discount rate used in their valuation.

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

Risk Management Activities

We engage in risk management activities primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, primarily on our MSR investments as well as IRLCs and our inventory of loans held for sale. Our objective is to minimize our hedging expense and maximize our loss coverage based on a given hedge expense target. We do not use derivative financial instruments other than IRLCs and repurchase agreement derivatives (both of which arise from our operations) for purposes other than in support of our risk management activities.

Our strategies are reviewed daily within a disciplined risk management framework. We use a variety of interest rate and spread shifts and scenarios while defining target limits for market value and liquidity loss in those scenarios. With respect to our IRLCs and inventory of loans held for sale, we use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and further use MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. With respect to our MSRs, we seek to mitigate mortgage-based loss exposure utilizing MBS forward purchase and sale contracts, address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2020, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Pricing spread	$205,305	$98,449	$48,232	$(46,356)	$(90,936)	$(175,137)
Prepayment speed	$297,863	$142,208	$69,521	$(66,536)	$(130,253)	$(249,843)
Annual per-loan cost of servicing	$101,929	$50,964	$25,482	$(25,482)	$(50,964)	$(101,929)

Excess Servicing Spread Financing

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value method as of December 31, 2020, given several shifts in pricing spreads and prepayment speed (decrease in the liabilities’ fair values increases net income):

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(dollar amounts in thousands)
Pricing spread	$5,766	$2,824	$1,397	$(1,369)	$(2,711)	$(5,316)
Prepayment speed	$13,977	$6,701	$3,282	$(3,154)	$(6,185)	$(11,907)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the Company”) as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2021

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We have adopted an equity incentive plan, the 2013 Equity Incentive Plan, which provides for the grant of incentive stock option and nonstatutory stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, stock grants and qualified performance-based awards, which we collectively refer to as “awards.” Directors, officers and other employees of our Company and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2013 Equity Incentive Plan. The plan administrator of the equity incentive plan is the compensation committee of the board of directors. The board of directors itself may also exercise any of the powers and responsibilities under the 2013 Equity Incentive Plan. Subject to the terms of the 2013 Equity Incentive Plan, the plan administrator will select the recipients of awards and determine, among other things, the:

●	number of shares of common stock covered by the awards and the dates upon which such awards become exercisable or any restrictions lapse, as applicable;

●	type of award and the exercise or purchase price and method of payment for each such award;

●	performance measures, if applicable, required to be satisfied prior to vesting;

●	vesting period for awards, risks of forfeiture and any potential acceleration of vesting or lapses in risks of forfeiture; and

●	duration of awards.

The following table provides information as of December 31, 2020 concerning our shares of common stock authorized for issuance under our equity incentive plan.

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	6,209,711	$25.78	4,204,005
Equity compensation plans not approved by security holders (4)	—	—	—
Total	6,209,711	$25.78	4,204,005
(1)	The weighted average exercise price set forth in this column relates only to 4,040,120 shares of stock options outstanding under our 2013 Equity Incentive Plan. The remaining securities included in column (a) of this table are performance and time-based restricted stock units, for which no exercise price applies.

(2)	This number includes a general pool of 4,202,005 shares of common stock authorized for future awards (excluding securities reflected in column (a)). This general pool initially consisted of 3,906,433 shares of common stock authorized under the 2013 Equity Incentive Plan for future awards, and has been, and will continue to be, increased pursuant to the terms of the 2013 Equity Incentive Plan on January 1st of each calendar year by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors. The annual increase to this general pool on January 1, 2020 pursuant to the foregoing formula was 1,322,024.

(3)	Represents our 2013 Equity Incentive Plan.

(4)	We do not have any equity plans that have not been approved by our stockholders.

The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2021, which is within 120 days after the end of fiscal year 2020.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed April 30, 2021, which is within 120 days after the end of fiscal year 2020.

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

4.2

Indenture, dated as of September 29, 2020, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2025.

		8-K	September 29, 2020

4.3	Form of Global Note for 5.375% Senior Notes due 2025 (Included in Exhibit 4.2).	8-K	September 29, 2020

4.4

First Supplemental Indenture, dated as of October 19, 2020, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2025.

		10-Q	November 6, 2020

4.5

Indenture, dated as of February 11, 2021, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 4.25% Senior Notes due 2029.

		8-K	February 11, 2021

4.6	Form of Global Note for 4.25% Senior Notes due 2029 (Included in Exhibit 4.5).	8-K	February 11, 2021

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 1, 2018.	8-K12B	November 1, 2018

10.2	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.3	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.4

Second Amended and Restated Stockholder Agreement, dated February 12, 2020, by and among PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.) and BlackRock Mortgage Ventures, LLC.

		8-K	February 13, 2020

10.5	Amended and Restated Stockholder Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and HC Partners LLC.	8-K12B	November 1, 2018

10.6†	Employment Agreement, dated December 28, 2018, among Stanford L. Kurland, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 31, 2018

10.7†	Employment Agreement, dated December 28, 2018, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 31, 2018

10.8†	Employment Agreement, dated December 28, 2018, among Doug Jones, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 31, 2018

10.9†	Form of PennyMac Financial Services, Inc. Indemnification Agreement	*

10.10†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.11†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	March 9, 2018

10.12†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.13†	Third Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement.	8-K	June 17, 2013

10.15†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (2018).	10-Q	August 2, 2018

10.16†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (2018).	10-Q	August 2, 2018

10.17†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	10-Q	August 2, 2018

10.18†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreements (2019).	10-K	March 5, 2019

10.19†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Stock Option Award Agreement (2019).	10-K	March 5, 2019

10.20†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (2019).	10-Q	May 6, 2019

10.21†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	10-Q	November 4, 2019

10.22†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	10-Q	November 4, 2019

10.23†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	10-Q	November 4, 2019

10.24†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	10-Q	November 4, 2019

10.25†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Award Agreements (Net Share Withholding) (2017-2019).	10-Q	November 4, 2019

10.26†	Omnibus Amendment to PennyMac Financial Services ,Inc. 2013 Equity Incentive Plan Restricted Stock Unit Award Agreements (Sale to Cover) (2017-2019).	10-Q	November 4, 2019

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.27†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2020).	10-Q	May 7, 2020

10.28†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	10-Q	May 7, 2020

10.29†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non Employee Directors (2020).	10-Q	May 7, 2020

10.30†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	10-Q	May 7, 2020

10.31†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	10-Q	May 7, 2020

10.32†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	10-Q	May 7, 2020

10.33†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (Special Option 2020).	*

10.34†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non Employee Directors.	*

10.35	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.36	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	July 2, 2020

10.37	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.38	Amendment No. 1 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 8, 2020, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.39	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.40	Amendment No. 1 to Second Amended and Restated MSR Recapture Agreement, dated as of December 8, 2020, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.41

Second Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2019, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-K	March 5, 2019

10.42	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 10, 2016

10.43	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 7, 2015

10.44	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 6, 2019

10.45

Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		8-K	April 7, 2020

10.46

Amended and Restated Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.47

Amendment No. 1 to Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 2, 2018

10.48 ˄

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

10.49 ˄

Amendment No. 3 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.50

Series 2018-GT1 Indenture Supplement, dated as of February 28, 2018, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.51

Series 2018-GT2 Indenture Supplement, dated as of August 10, 2018, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 15, 2018

10.52	Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST.	8-K	December 21, 2016

10.53	Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC.	8-K	February 23, 2017

10.54	Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	April 7, 2020

10.55	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, PennyMac Loan Services, LLC, and PennyMac Mortgage Investment Trust.	8-K	December 21, 2016

10.56	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.57	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.58	Master Repurchase Agreement, dated as of December 19, 2016, by and among, Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.	8-K	December 21, 2016

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.59

Amendment No. 1 to Master Repurchase Agreement, dated as of February 28, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.

		8-K	March 6, 2018

10.60

Amendment No. 2 to Master Repurchase Agreement, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.61 ˄

Joint Amendment No. 3 to the Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.62 ˄

Joint Amendment No. 4 to the Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 3 to the Pricing Side Letter, dated as of August 25, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, and PennyMac Loan Services, LLC.

		10-Q	November 6, 2020

10.63	Amended and Restated Guaranty, dated April 1, 2020, made by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	April 7, 2020

10.64	Master Repurchase Agreement, dated as of April 1, 2020, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.	8-K	April 7, 2020

10.65 ˄

Joint Amendment No. 1 to the Series 2020-SPIADVF1 Repurchase Agreement and Amendment No. 1 to the Pricing Side Letter, dated as of April 24, 2020, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse Ag, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	May 7, 2020

10.66 ˄

Joint Amendment No. 2 to the Series 2020-SPIADVF1 Repurchase Agreement and Amendment No. 2 to the Pricing Side Letter, dated as of August 25, 2020, among Credit Suisse First Boston Mortgage Capital, LLC, Credit Suisse AG, Cayman Islands Branch and PennyMac Loan Services, LLC.

		10-Q	November 6, 2020

10.67

Series 2020-SPIADVF1 Indenture Supplement, dated as of April 1, 2020, to Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 7, 2020

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.68	Consent Letter regarding Series 2020-SPIADVF1 Indenture Supplement, dated as of April 24, 2020, by and among PennyMacLoan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.	10-Q	May 7, 2020

10.69

Amendment No. 1 to the Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 (ii) the Consolidated Statements of Income for the years ended December 31, 2020 and December 31, 2019, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019 and (v) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) - Refer to Notes 3, 6 and 9 to the Financial Statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (a component of the discount rate), the prepayment rates of the underlying loans (“prepayment speed”) and the annual per-loan cost of servicing, all of which are unobservable.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the pricing spread and prepayment speed assumptions used by the Company to estimate the fair value of MSRs included the following, among others:

●	We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the pricing spread and prepayment speed assumptions
●	With the assistance of our fair value specialists, we evaluated the reasonableness of management’s prepayment speed assumptions by comparing them to independent market information
●	We evaluated the reasonableness of management’s prepayment speed assumptions of the underlying mortgage loans, by comparing historical prepayment speed assumptions to actual results
●	We tested management’s process for determining the pricing spread assumptions by comparing them to the implied spreads within market transactions and other third-party information used by management

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 25, 2021

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019

	(in thousands, except share amounts)
ASSETS
Cash (includes $52,599 pledged to creditors at December 31, 2019)	$532,716	$188,291
Short-term investments at fair value	15,217	74,611
Loans held for sale at fair value (includes $11,457,678 and $4,846,138 pledged to creditors)	11,616,400	4,912,953
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	80,862	107,512
Derivative assets	711,238	159,686
Servicing advances, net (includes valuation allowance of $181,433 and $82,157; $413,484 and $207,460 pledged to creditors)	579,528	331,169
Mortgage servicing rights at fair value (includes $2,577,964 and $2,920,603 pledged to creditors)	2,581,174	2,926,790
Operating lease right-of-use assets	74,934	73,090
Investment in PennyMac Mortgage Investment Trust at fair value	1,105	1,672
Receivable from PennyMac Mortgage Investment Trust	87,005	48,159
Loans eligible for repurchase	14,625,447	1,046,527
Other (includes $166,418 and $32,598 pledged to creditors)	692,169	333,557
Total assets	$31,597,795	$10,204,017

Assets sold under agreements to repurchase	$9,654,797	$4,141,053
Mortgage loan participation purchase and sale agreements	521,477	497,948
Obligations under capital lease	11,864	20,810
Notes payable secured by mortgage servicing assets	1,295,840	1,294,070
Unsecured senior notes	645,820	—
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	131,750	178,586
Derivative liabilities	42,638	22,330
Mortgage servicing liabilities at fair value	45,324	29,140
Accounts payable and accrued expenses	308,398	175,273
Operating lease liabilities	94,193	91,320
Payable to PennyMac Mortgage Investment Trust	140,306	73,280
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	35,165	46,158
Income taxes payable	622,700	504,569
Liability for loans eligible for repurchase	14,625,447	1,046,527
Liability for losses under representations and warranties	32,688	21,446
Total liabilities	28,208,407	8,142,510

Commitments and contingencies – Note 15

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 70,905,532 and 78,515,047 shares, respectively	7	8
Additional paid-in capital	1,047,052	1,335,107
Retained earnings	2,342,329	726,392
Total stockholders' equity	3,389,388	2,061,507
Total liabilities and stockholders’ equity	$31,597,795	$10,204,017

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2020	2019	2018

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$2,690,104	$542,163	$184,439
From PennyMac Mortgage Investment Trust	50,681	183,365	64,583
	2,740,785	725,528	249,022
Loan origination fees:
From non-affiliates	262,143	159,461	94,208
From PennyMac Mortgage Investment Trust	23,408	14,695	7,433
	285,551	174,156	101,641
Fulfillment fees from PennyMac Mortgage Investment Trust	222,200	160,610	81,350
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	814,646	730,165	585,101
From PennyMac Mortgage Investment Trust	67,181	48,797	42,045
From Investment Funds	—	—	3
Other	116,464	98,564	64,133
	998,291	877,526	691,282
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(1,501,993)	(988,614)	(116,344)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	24,970	9,256	(8,500)
Hedging results	918,180	395,497	(121,045)
	(558,843)	(583,861)	(245,889)
Net loan servicing fees	439,448	293,665	445,393
Net interest (expense) income:
Interest income:
From non-affiliates	243,701	282,398	208,954
From PennyMac Mortgage Investment Trust	3,325	6,302	7,462
	247,026	288,700	216,416
Interest expense:
To non-affiliates	263,133	201,688	129,459
To PennyMac Mortgage Investment Trust	8,418	10,291	15,138
	271,551	211,979	144,597
Net interest (expense) income	(24,525)	76,721	71,819
Management fees:
From PennyMac Mortgage Investment Trust	34,538	36,492	24,465
From Investment Funds	—	—	4
	34,538	36,492	24,469
Carried interest from Investment Funds	—	—	(365)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(453)	416	332
Results of real estate acquired in settlement of loans	1,036	557	589
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	280	379	1,126
Other	6,737	8,880	9,253
Total net revenues	3,705,597	1,477,404	984,629
Expenses
Compensation	738,569	503,458	403,270
Servicing	256,934	164,697	137,104
Loan origination	219,746	117,338	27,398
Technology	112,570	67,946	60,103
Professional services	64,064	32,859	27,615
Occupancy and equipment	33,357	28,916	27,152
Other	39,748	32,746	34,290
Total expenses	1,464,988	947,960	716,932
Income before provision for income taxes	2,240,609	529,444	267,697
Provision for income taxes	593,725	136,479	23,254
Net income	1,646,884	392,965	244,443
Less: Net income attributable to noncontrolling interest	—	—	156,749
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$1,646,884	$392,965	$87,694
Earnings per share
Basic	$21.91	$5.02	$2.62
Diluted	$20.92	$4.89	$2.59
Weighted average shares outstanding
Basic	75,161	78,206	33,524
Diluted	78,728	80,340	35,322

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Common Stock				Noncontrolling
							interest in Private
					Additional		National Mortgage
	Number of	Par	Number of	Par	paid-in	Retained	Acceptance
	shares	value	shares	value	capital	earnings	Company, LLC	Total

	(in thousands)
Balance at December 31, 2017	23,530	$2	—	$—	$204,103	$265,306	$1,250,263	$1,719,674
Cumulative effect of change in accounting principle - Adoption of fair value accounting for all existing classes of mortgage servicing rights at fair value	—	—	—	—	—	189	587	776
Balance at January 1, 2018	23,530	2	—	—	204,103	265,495	1,250,850	1,720,450
Net income	—	—	—	—	—	87,694	156,749	244,443
Stock and unit-based compensation	299	—	23	—	10,932	—	19,636	30,568
Class A common stock dividends ($0.40 per share)	—	—	—	—	—	(10,054)	—	(10,054)
Issuance of Class A common stock in settlement of directors' fees	—	—	—	—	79	—	166	245
Repurchase of Class A common stock	(236)	—	—	—	(1,554)	—	(3,272)	(4,826)
Exchange of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	1,635	1	—	—	33,155	—	(33,156)	—
Exchange of Class A common stock of subsidiary for common stock of PennyMac Financial Services, Inc. pursuant to a reorganization	(25,228)	(3)	25,228	3	—	—	—	—
Exchange of Class A unit of Private National Mortgage Acceptance Company, LLC for common stock of PennyMac Financial Services, Inc. pursuant to a reorganization, net of income tax effect	—	—	52,263	5	1,064,315	—	(1,390,973)	(326,653)
Issuance of common stock in settlement of directors' fees	—	—	4	—	85	—	—	85
Repurchase of common stock	—	—	(24)	—	(467)	—	—	(467)
Balance at December 31, 2018	—	$—	77,494	$8	$1,310,648	$343,135	$—	$1,653,791
Net income	—	—	—	—	—	392,965	—	392,965
Stock and unit-based compensation	—	—	1,062	—	25,282	—	—	25,282
Issuance of common stock in settlement of directors' fees	—	—	10	—	233	—	—	233
Common stock dividends ($0.12 per share)	—	—	—	—	—	(9,708)	—	(9,708)
Repurchase of common stock	—	—	(51)	—	(1,056)	—	—	(1,056)
Balance at December 31, 2019	—	$—	78,515	$8	$1,335,107	$726,392	$—	$2,061,507
Net income	—	—	—	—	—	1,646,884	—	1,646,884
Stock and unit-based compensation	—	—	1,276	—	49,229	—	—	49,229
Issuance of common stock in settlement of directors' fees	—	—	5	—	194	—	—	194
Common stock dividends ($0.54 per share)	—	—	—	—	—	(30,947)	—	(30,947)
Repurchase of common stock	—	—	(8,890)	(1)	(337,478)	—	—	(337,479)
Balance at December 31, 2020	—	$—	70,906	$7	$1,047,052	$2,342,329	$—	$3,389,388

The accompanying notes are an integral part of these financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash flow from operating activities
Net income	$1,646,884	$392,965	$244,443
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(2,740,785)	(725,528)	(249,022)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	1,477,023	979,358	124,844
Mortgage servicing rights hedging gains	(918,180)	(395,497)	121,045
Capitalization of interest and advance on loans held for sale at fair value	(119,740)	(73,611)	(79,317)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	8,418	10,291	15,138
Amortization of net debt issuance costs and (premiums)	19,048	(4,100)	(29,170)
Carried Interest from Investment Funds	—	—	365
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	567	(275)	(192)
Results of real estate acquired in settlement in loans	(1,036)	(557)	(589)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(280)	(379)	(1,126)
Stock-based compensation expense	45,105	24,771	25,251
Provision for servicing advance losses	125,898	36,149	40,306
Impairment of capitalized software	13,145	—	—
Depreciation and amortization	25,575	15,021	12,925
Amortization of right-of-use assets	12,284	10,158	—
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(63,618,185)	(50,110,085)	(37,967,724)
Origination of loans held for sale	(31,783,465)	(11,831,703)	(5,000,193)
Purchase of loans held for sale from non-affiliates	(3,799,336)	(1,725,227)	(531,665)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(11,156,684)	(6,271,447)	(4,036,147)
Sale to non-affiliates and principal payments of loans held for sale	102,840,312	61,214,102	44,557,560
Sale of loans held for sale to PennyMac Mortgage Investment Trust	2,248,896	6,255,915	3,343,028
Repurchase of loans subject to representations and warranties	(58,375)	(18,660)	(26,021)
Settlement of repurchase agreement derivatives	8,270	31,993	31,907
Increase in servicing advances	(391,440)	(98,121)	(33,415)
Increase in receivable from PennyMac Mortgage Investment Trust	(48,320)	(20,257)	(9,672)
Sale of real estate acquired in settlement of loans	32,555	28,901	4,037
Increase in other assets	(334,045)	(62,549)	(7,791)
Increase in accounts payable and accrued expenses	135,314	38,551	32,750
Decrease in operating lease liabilities	(13,421)	(12,680)	—
Increase (decrease) in payable to PennyMac Mortgage Investment Trust	37,642	(36,645)	(34,472)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(10,713)	—	—
Increase in income taxes payable	118,131	104,023	25,313
Net cash (used in) provided by operating activities	(6,198,938)	(2,245,123)	572,396

Cash flow from investing activities
Decrease in short-term investments	59,394	43,213	52,256
Net change in assets purchased from PMT under agreement to resell	26,650	23,513	13,103
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	913,064	366,137	(122,227)
Purchase of mortgage servicing rights	(25,473)	(227,445)	(227,664)
Purchase of furniture, fixtures, equipment and leasehold improvements	(10,671)	(6,124)	(13,421)
Acquisition of capitalized software	(48,090)	(29,385)	(17,444)
Increase in margin deposits	(131,840)	(21,127)	(7,214)
Net cash provided by (used in) investing activities	783,034	148,782	(322,611)
Cash flow from financing activities
Sale of assets under agreements to repurchase	102,232,005	63,803,260	41,375,177
Repurchase of assets sold under agreements to repurchase	(96,709,690)	(61,596,780)	(41,820,843)
Issuance of mortgage loan participation purchase and sale certificates	23,607,079	23,451,400	25,284,270
Repayment of mortgage loan participation purchase and sale certificates	(23,583,550)	(23,485,918)	(25,279,510)
Advance of obligations under capital lease	—	25,123	—
Repayment of obligations under capital lease	(8,946)	(10,918)	(14,366)
Issuance of notes payable secured by mortgage servicing assets	—	—	1,300,000
Repayment of notes payable secured by mortgage servicing assets	—	—	(900,000)
Issuance of unsecured senior notes	650,000	—	—
Repayment of excess servicing spread financing	(32,377)	(40,316)	(46,750)
Payment of debt issuance costs	(30,112)	(6,603)	(19,982)
Issuance of common stock pursuant to exercise of stock options	9,389	5,145	5,317
Payment of withholding taxes relating to stock-based compensation	(5,265)	(4,634)	—
Payment of dividend to holders of common stock and Class A common stock	(30,947)	(9,708)	(10,054)
Repurchase of common stock	(337,479)	(1,056)	(5,293)
Net cash provided by (used in) financing activities	5,760,107	2,128,995	(132,034)
Net increase in cash and restricted cash	344,203	32,654	117,751
Cash and restricted cash at beginning of year	188,578	155,924	38,173
Cash and restricted cash at end of year	$532,781	$188,578	$155,924
Cash and restricted cash at end of year are comprised of the following:
Cash	$532,716	$188,291	$155,289
Restricted cash included in Other assets	65	287	635
	$532,781	$188,578	$155,924

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production and loan servicing. PennyMac’s investment management activities and a portion of its loan production and loan servicing activities are conducted on behalf of entities that invest in residential mortgage loans and related assets. PennyMac’s primary wholly owned subsidiaries are:

●	PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the Veterans Administration (“VA”) and U.S. Department of Agriculture (“USDA”) (each of the above an “Agency” and collectively the “Agencies”).

●	PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM enters into investment management agreements with entities that invest in residential mortgage loans and related assets.

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

As the result of the reorganization:

●	Each outstanding share of Class A common stock of Old PFSI was converted on a one-for-one basis into shares of New PFSI common stock.

●	Each outstanding share of Class B common stock of Old PFSI was cancelled for no consideration.

●	Each Class A unit of PennyMac not held by Old PFSI was contributed to New PFSI and exchanged on a one-for-one basis for shares of New PFSI common stock.

●	New PFSI replaced Old PFSI as the publicly-held entity and, through its subsidiaries, conducts all of the operations previously conducted by Old PFSI.

●	Old PFSI changed its name to PNMAC Holdings, Inc. and New PFSI changed its name to PennyMac Financial Services, Inc.

●	New PFSI assumed Old PFSI’s existing equity incentive plan—including all performance share awards, restricted share awards, common stock options and other incentive awards covering shares of Old PFSI’s Class A common stock, whether vested or not vested, that were outstanding at the effective time of the Reorganization.

New PFSI reserved the same number of shares of its common stock as was reserved by Old PFSI before the effective time of the Reorganization, and the terms and conditions that were in effect immediately before the Reorganization under each outstanding incentive award assumed by New PFSI continued in full force and effect after the Reorganization, except that the shares of Class A common stock reserved under Old PFSI’s plans and issuable under each such award will be replaced by shares of common stock of New PFSI.

●	The Reorganization was treated as an integrated transaction that qualifies as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and/or a transfer described in Section 351(a) of the Internal Revenue Code.

●	After the completion of the Reorganization, PNMAC Holdings became a consolidated subsidiary of the Company and is considered the predecessor of the Company for accounting purposes. Accordingly, PNMAC Holdings’ historical consolidated financial statements are the Company’s historical financial statements.

Note 2—Concentration of Risk

A substantial portion of the Company’s activities relate to the Advised Entities. Revenues generated from these entities (generally comprised of gains on mortgage loans held for sale, loan origination fees, fulfillment fees, loan servicing fees, management fees, carried interest, less net interest paid to these entities) totaled 11%, 31%, and 21% of total net revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Certain asset amounts separately presented at December 31, 2019 have been reclassified to Other assets to conform to the current year presentation. Such amounts are detailed in Note 11—Other Assets.

Principles of Consolidation

The consolidated financial statements include the accounts of PFSI and its wholly-owned subsidiaries, including PennyMac. Intercompany accounts and transactions have been eliminated.

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

Short-Term Investments

Short-term investments, which represent investments in accounts with depository institutions, are carried at fair value. Changes in fair value are recognized in current period income. The Company classifies its short-term investments as “Level 1” fair value assets.

Loans Held for Sale at Fair Value

The Company has elected to account for loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company’s performance. All changes in fair value are recognized as a component of Net gains on loans held for sale at fair value. The Company classifies most of the loans held for sale at fair value as “Level 2” fair value assets. Certain of the Company’s loans held for sale may not be saleable into active markets due to identified defects or delinquency. Such loans are classified as “Level 3” fair value assets.

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

Interest Income Recognition

Interest income on loans held for sale at fair value is recognized over the life of the loans using their contractual interest rates. Income recognition is suspended and the interest receivable is reversed against interest income when loans become 90 days delinquent. Income recognition is resumed when the loan becomes contractually current.

Derivative Financial Instruments

The Company holds and issues derivative financial instruments that are created as a result of certain of its operations. The Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

●	Interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase or originate a loan acquired for sale at specified interest rates.

●	Derivatives that were embedded in a master repurchase agreement with a non-affiliate that provided for the Company to receive incentives for financing loans that satisfied certain consumer relief characteristics as provided in the master repurchase agreement.

The Company engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of the Company’s assets. The Company is exposed to price risk relative to:

●	Its loans held for sale and IRLCs. The Company bears price risk from the time a commitment to fund a loan is made to a borrower or to purchase a loan from PMT, to the time either the prospective transaction is cancelled or the loan is sold. During this period, the Company is exposed to losses if market interest rates increase, because the fair value of the purchase commitment or prospective loan decreases.

●	The fair value of its mortgage servicing rights (“MSRs”) when interest rates decrease. MSRs are generally subject to reduction in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the MSRs, thereby reducing their fair value. Reductions in the fair value of MSRs affect earnings primarily through recognition of changes in fair value.

To manage the fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and MSRs.

IRLCs are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans held for sale by entering into forward sale agreements to sell the mortgage loans or mortgage-backed securities (“MBS”) and by the purchase and sale of options on MBS. Such agreements are also accounted for as derivative financial instruments. These and other interest-rate derivatives are also used to manage the fair value risk created by changes in prepayment speeds on certain of the MSRs the Company holds.

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

The Company does not designate its derivative financial instruments for hedge accounting. Therefore, the Company accounts for its derivative financial instruments as free-standing derivatives. All derivative financial instruments are recognized on the consolidated balance sheet at fair value with changes in the fair values being reported in current period income.

Changes in fair value of derivative financial instruments hedging IRLCs, loans held for sale at fair value and MSRs are included in Net gains on loans held for sale at fair value or in Change in fair value of mortgage servicing rights and mortgage servicing liabilities, as applicable, in the Company’s consolidated statements of income. Changes in fair value of derivative assets relating to a master repurchase agreement are included in Interest expense.

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale and repayment of loans acquired for sale at fair value to nonaffiliates; cash flows from derivative financial instruments relating to hedging of MSRs is included in Cash flows from investing activities; and cash flows from repurchase agreement derivatives are included in Cash flows from operating activities.

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

Mortgage Servicing Rights and Mortgage Servicing Liabilities

MSRs and mortgage servicing liabilities (“MSLs”) arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition and disposition of REO.

The Company is contractually entitled to receive other remuneration including various mortgagor-contracted fees such as late charges and collateral reconveyance charges, and the Company is generally entitled to retain the placement fees earned on impounded funds and funds held pending remittance related to its collection of mortgagor payments. The Company also generally has the right to solicit the mortgagors for other products and services as well as for new mortgages for those considering refinancing their existing loan or purchasing a new home.

The Company recognizes MSRs and MSLs initially at fair value, either as proceeds from or liabilities incurred in, sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs or receipt of cash for acceptance of MSLs.

The fair value of MSRs and MSLs is derived from the net positive or negative, respectively, cash flows associated with the servicing contracts. For loans subject to MSR and MSL contracts, the Company receives a servicing fee, net of related guarantee fees, based on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors.

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

The fair value of MSRs and MSLs is difficult to determine because MSRs and MSLs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of MSRs and MSLs and the exercise of such judgment can significantly affect the Company’s income. Therefore, the Company classifies its MSRs and MSLs as “Level 3” fair value assets and liabilities.

Changes in fair value of MSLs and MSRs are recognized in current period income in Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Leases

The Company determines if an arrangement is a lease at inception. If the arrangement is determined to be a lease, the Company recognizes both an Operating lease right-of-use asset and a corresponding Operating lease liability in its consolidated balance sheet, except leases with initial terms less than or equal to 12 months. Lease expense is recognized on the straight-line basis over the lease term and is recorded in Occupancy and equipment in the consolidated statements of income.

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

Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the various classes of assets, which range from five to seven years for furniture and equipment and the lesser of the asset’s estimated useful life or the remaining lease term for fixtures and building improvements.

Capitalized Software

The Company capitalizes certain consulting, payroll, and payroll-related costs related to the development of computer software for internal use. Once development is complete and the software is placed in service, the Company amortizes the capitalized costs over three to seven years using the straight-line method.

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

Investment in PennyMac Mortgage Investment Trust at Fair Value

Common shares of beneficial interest in PMT are carried at fair value with changes in fair value recognized in current period income. Fair value for purposes of the Company’s holdings in PMT is based on the published closing price of the shares as of period end. The Company classifies its investment in common shares of PMT as a “Level 1” fair value asset.

Loans Eligible for Repurchase

The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase loans when the loan is at least three months delinquent. As a result of this right, the Company recognizes the loans in Loans eligible for repurchase at their unpaid principal balances and records a corresponding liability in Liability for loans eligible for repurchase on its consolidated balance sheets.

Borrowings

The carrying values of borrowings other than ESS are based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements (debt issuance costs) are included in the carrying value of the agreements and are amortized to Interest expense over the terms of the respective borrowing facilities:

●	Debt issuance costs relating to revolving facilities, such as repurchase agreement and mortgage loan participation purchase and sale facilities are amortized on the straight line basis over the term of the facility;

●	Debt issuance cost relating to non-revolving debts, such as the Company’s Notes payable secured by mortgage servicing assets and Unsecured senior notes are amortized over the contractual term of the non-revolving debt using the interest method;

●	Debt issuance premiums recorded as the results of recognition of repurchase agreement derivatives are amortized to Interest expense over the contractual term of the repurchase agreement. Unamortized premiums relating to repurchase agreements repaid before the transaction’s contractual maturity are credited to Interest expense.

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

As a result of providing representations and warranties to investors and insurers, the Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee comprised of senior management.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor repurchase demand or insurer claim denial strategies, and other external conditions that may change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current unpaid principal balance of loans sold to date represents the maximum exposure to repurchases related to representations and warranties.

Loan origination fees

Loan origination fees represent compensation to the Company for the origination or purchase of loans. Loan origination fees are earned and recognized upon funding or purchase of the loan by the Company and are collected either at purchase from the correspondent seller or origination when paid by the borrower or upon sale of the loan when the origination fees are financed by the borrower.

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

Loan servicing fee amounts are based upon fee schedules established by the applicable investor and depend on whether the Company is directly servicing loans, where it holds the MSRs, is subservicing loans or MSRs held by a non-affiliate or the Advised Entities.

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

Fulfillment Fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of loans. Fulfillment fee amounts are based upon a negotiated fee schedule. The Company’s obligation under the agreement is fulfilled when PMT issues a loan commitment, purchases a loan, or completes the sale or securitization of a loan it purchases. Fulfillment fee revenue is recognized in the month an interest rate lock commitment is issued, or the loan is purchased or sold by PMT. Fulfillment fees are generally collected within 30 days of the applicable activity by PMT.

Management fees

Management fees represent compensation to the Company for management services it provides to the Advised Entities. Management fees are based on PMT’s shareholders’ equity amounts and profitability in excess of specified thresholds. Management fees are recognized as services are provided and are paid to the Company on a quarterly basis within 30 days of the end of the quarter.

Stock-Based Compensation

The Company establishes the cost of its share-based awards at the awards’ fair values at the grant date of the awards. The Company estimates the fair value of time-based restricted stock units and performance-based restricted stock units awarded with reference to the fair value of its underlying common stock and expected forfeiture rates on the date of the award. The Company estimates the fair value of its stock option awards with reference to the expected price volatility of its shares of common stock, expected dividend yield, expected forfeiture rates, and risk-free interest rate for the period that exercisable stock options are expected to be outstanding.

Compensation costs are fixed, except for performance-based restricted stock units, as of the award date. The cost of performance-based restricted stock units is adjusted in each reporting period after the grant for changes in expected performance attainment until the performance share units vest. The Company amortizes the cost of stock based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation expense in the consolidated statements of income.

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

Effective July 1, 2020, the 2020 MSR Recapture agreement changes the recapture fee payable by the Company to a tiered amount equal to:

●	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
●	35% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 15% and up to 30%; and
●	30% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30%.

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
(iii)	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

●	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

Following is a summary of loan production activities, including MSR recapture, between the Company and PMT:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT (primarily cash)	$81,295	$190,416	$69,359
Mortgage servicing rights and excess servicing spread recapture incurred	(30,614)	(7,051)	(4,776)
	$50,681	$183,365	$64,583
Sale of loans held for sale to PMT	$2,248,896	$6,255,915	$3,343,028

Tax service fees earned from PMT included in Loan origination fees	$23,408	$14,695	$7,433

Fulfillment fee revenue	$222,200	$160,610	$81,350

Sourcing fees included in cost of loans purchased from PMT	$11,037	$14,381	$10,925
Unpaid principal balance of loans purchased from PMT	$60,540,530	$47,937,306	$36,415,933

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s portfolio of MSRs and its portfolio of residential mortgage loans purchased with credit deterioration (distressed loans). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO. The Company is also entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Prime Servicing

●	The base servicing fees for non-distressed loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that non-distressed loans become delinquent, the Company receives an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	Effective July 1, 2020, the Company receives certain fees for COVID-19 pandemic-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

●	Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses it incurs in the performance of its servicing obligations.

●	The Company receives certain activity-based fees for distressed loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to receive more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

●	To the extent the Company facilitates rentals of PMT's REO under its REO rental program, the Company receives an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to the Company’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if the Company provides property management services directly. The Company is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

●	Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a loan on behalf of PMT and not through a third-party lender and the resulting loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company receives from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

●	The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

Following is a summary of loan servicing and property management fees earned from PMT:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$2,067	$1,772	$1,037
Distressed loans	807	2,207	7,555
Mortgage servicing rights	64,307	44,818	33,453
	$67,181	$48,797	$42,045
Property management fees received from PMT included in Other income	$—	$314	$442

On June 30, 2020, the Servicing Agreement was amended and restated for a term of five years (the “2020 Servicing Agreement”). The terms of the 2020 Servicing Agreement are substantially similar to those in the prior servicing agreement except that they now include the fees described above relating to COVID-19 pandemic-related forbearance and modification activities provided for under the CARES Act.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Base management	$34,538	$29,303	$23,033
Performance incentive	—	7,189	1,432
	$34,538	$36,492	$24,465

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

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$5,172	$5,340	$4,640
Compensation	570	480	480
Expenses incurred on PMT's behalf, net	22,583	4,362	1,113
	$28,325	$10,182	$6,233
Payments and settlements during the year (1)	$378,162	$177,116	$71,943
(1)	Payments and settlements include payments for the operating, investing and financing activities summarized in this note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Conditional Reimbursement of Underwriting Fees

In connection with its initial public offering of common shares of beneficial interest on August 4, 2009 (“IPO”), PMT conditionally agreed to reimburse the Company up to $2.9 million for underwriting fees paid to the IPO underwriters by the Company on PMT’s behalf. In the event a termination fee is payable to the Company under the Management Agreement, and the Company has not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. On February 1, 2019, the term of the reimbursement agreement was extended to February 1, 2023. The Company received $211,000, $580,000 and $69,000 in reimbursement from PMT during the years ended December 31, 2020, 2019, and 2018, respectively.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell:
Activity during the year:
Net repayments of assets purchased from PMT under agreement to resell	$26,650	$23,513	$13,103
Interest income	$3,325	$6,302	$7,462
Balance at end of year	$80,862	$107,512
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Activity during the year:
Dividends earned from PennyMac Mortgage Investment Trust	$114	$141	$140
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(567)	275	192
	$(453)	$416	$332
Balance at end of year:
Fair value	$1,105	$1,672
Number of shares	75	75

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

Following is a summary of financing activities between the Company and PMT:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Excess servicing spread financing:
Balance at beginning of year	$178,586	$216,110	$236,534
Issuance pursuant to recapture agreement	2,093	1,757	2,688
Accrual of interest	8,418	10,291	15,138
Repayment	(32,377)	(40,316)	(46,750)
Change in fair value	(24,970)	(9,256)	8,500
Balance at end of year	$131,750	$178,586	$216,110
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$2,241	$1,726	$2,584

Receivable from and Payable to PMT

Amounts due from and payable to PMT are summarized below:

	December 31,	December 31,
	2020	2019

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$38,132	$3,724
Fulfillment fees	20,873	18,285
Correspondent production fees	13,065	10,606
Management fees	8,686	10,579
Servicing fees	6,213	4,659
Interest on assets purchased under agreements to resell	26	85
Conditional reimbursement	10	221
	$87,005	$48,159
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$132,154	$70,520
Mortgage servicing rights recapture payable	296	149
Other	7,856	2,611
	$140,306	$73,280

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

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Activity during the year:
Liability resulting from unit exchanges	$—	$—	$3,652
Payments under tax receivable agreement	$10,713	$—	$—
Repricing of liability	$(280)	$(379)	$(1,126)
Balance at end of year	$35,165	$46,158	$46,537

Donor Advised Fund

During the year ended December 31, 2020, the Company contributed $2.3 million to a donor advised fund for the purpose of making charitable contributions.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement as servicer with the loans as servicer:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash flows:
Sales proceeds	$102,840,312	$61,214,102	$44,557,560
Servicing fees received (1)	$678,142	$587,919	$488,483
Net servicing advances	$235,240	$36,277	$28,557
(1)	Net of guarantee fees paid to the Agencies

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2020	2019

	(in thousands)
Unpaid principal balance of loans outstanding	$199,655,361	$168,842,011
Delinquencies (1):
30-89 days	$6,041,366	$7,947,560
90 days or more:
Not in foreclosure	$17,799,621	$3,237,563
In foreclosure	$581,683	$888,136
Foreclosed	$10,893	$15,387
Bankruptcy	$1,230,696	$1,343,816
(1)	At December 31, 2020, includes loans subject to forbearance agreements under the CARES Act with UPB totaling $2.6 billion in the 30-89 days delinquent category and $12.2 billion in the 90 or more days delinquent not in foreclosure category.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	December 31, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$199,655,361	$—	$199,655,361
Purchased	41,612,940	—	41,612,940
	241,268,301	—	241,268,301
PennyMac Mortgage Investment Trust	—	174,418,591	174,418,591
Loans held for sale	11,063,938	—	11,063,938
	$252,332,239	$174,418,591	$426,750,830
Delinquent loans (1):
30 days	$5,217,949	$901,965	$6,119,914
60 days	2,393,267	348,416	2,741,683
90 days or more:
Not in foreclosure	21,781,226	4,473,217	26,254,443
In foreclosure	751,586	33,312	784,898
Foreclosed	12,938	37,131	50,069
	$30,156,966	$5,794,041	$35,951,007
Bankruptcy	$1,698,418	$153,179	$1,851,597
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$1,745,257	$334,498	$2,079,755
60 days	1,479,753	259,019	1,738,772
90 days or more not in foreclosure	14,904,052	3,690,505	18,594,557
	$18,129,062	$4,284,022	$22,413,084
Custodial funds managed by the Company (2)	$10,660,517	$6,086,725	$16,747,242
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2019
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$168,842,011	$—	$168,842,011
Purchased	59,703,547	—	59,703,547
	228,545,558	—	228,545,558
PennyMac Mortgage Investment Trust	—	135,414,668	135,414,668
Loans held for sale	4,724,006	—	4,724,006
	$233,269,564	$135,414,668	$368,684,232
Delinquent loans:
30 days	$7,987,132	$857,660	$8,844,792
60 days	2,490,797	172,263	2,663,060
90 days or more:
Not in foreclosure	4,070,482	274,592	4,345,074
In foreclosure	1,113,806	68,331	1,182,137
Foreclosed	18,315	89,421	107,736
	$15,680,532	$1,462,267	$17,142,799
Bankruptcy	$1,898,367	$136,818	$2,035,185
Custodial funds managed by the Company (1)	$6,412,291	$2,529,984	$8,942,275
(1)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,	December 31,
State	2020	2019

	(in thousands)
California	$60,591,363	$57,311,867
Florida	35,360,190	28,940,696
Texas	34,591,419	27,909,821
Virginia	26,209,701	22,115,619
Maryland	19,974,809	16,829,320
All other states	250,023,348	215,576,909
	$426,750,830	$368,684,232

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$15,217	$—	$—	$15,217
Loans held for sale at fair value	—	6,941,231	4,675,169	11,616,400
Derivative assets:
Interest rate lock commitments	—	—	679,961	679,961
Forward purchase contracts	—	133,267	—	133,267
Forward sales contracts	—	1,451	—	1,451
MBS put options	—	14,302	—	14,302
Swaptions	—	11,939	—	11,939
Put options on interest rate futures purchase contracts	5,520	—	—	5,520
Call options on interest rate futures purchase contracts	1,391	—	—	1,391
Total derivative assets before netting	6,911	160,959	679,961	847,831
Netting	—	—	—	(136,593)
Total derivative assets	6,911	160,959	679,961	711,238
Mortgage servicing rights at fair value	—	—	2,581,174	2,581,174
Investment in PennyMac Mortgage Investment Trust	1,105	—	—	1,105
	$23,233	$7,102,190	$7,936,304	$14,925,134
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$131,750	$131,750
Derivative liabilities:
Interest rate lock commitments	—	—	2,935	2,935
Forward purchase contracts	—	1,276	—	1,276
Forward sales contracts	—	251,149	—	251,149
Total derivative liabilities before netting	—	252,425	2,935	255,360
Netting	—	—	—	(212,722)
Total derivative liabilities	—	252,425	2,935	42,638
Mortgage servicing liabilities at fair value	—	—	45,324	45,324
	$—	$252,425	$180,009	$219,712

	December 31, 2019
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$74,611	$—	$—	$74,611
Loans held for sale at fair value	—	4,529,075	383,878	4,912,953
Derivative assets:
Interest rate lock commitments	—	—	138,511	138,511
Repurchase agreement derivatives	—	—	8,187	8,187
Forward purchase contracts	—	12,364	—	12,364
Forward sales contracts	—	17,097	—	17,097
MBS put options	—	3,415	—	3,415
Swaptions	—	2,409	—	2,409
Put options on interest rate futures purchase contracts	3,945	—	—	3,945
Call options on interest rate futures purchase contracts	1,469	—	—	1,469
Total derivative assets before netting	5,414	35,285	146,698	187,397
Netting	—	—	—	(27,711)
Total derivative assets	5,414	35,285	146,698	159,686
Mortgage servicing rights at fair value	—	—	2,926,790	2,926,790
Investment in PennyMac Mortgage Investment Trust	1,672	—	—	1,672
	$81,697	$4,564,360	$3,457,366	$8,075,712
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$178,586	$178,586
Derivative liabilities:
Interest rate lock commitments	—	—	1,861	1,861
Forward purchase contracts	—	19,040	—	19,040
Forward sales contracts	—	18,045	—	18,045
Total derivative liabilities before netting	—	37,085	1,861	38,946
Netting	—	—	—	(16,616)
Total derivative liabilities	—	37,085	1,861	22,330
Mortgage servicing liabilities at fair value	—	—	29,140	29,140
	$—	$37,085	$209,587	$230,056

As shown above, certain of the Company’s loans held for sale, IRLCs, repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” fair value inputs at either the beginning or the end of the year presented for each of the three years ended December 31, 2020:

	Year ended December 31, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	9,672,322	2,028,957	—	25,473	11,726,752
Capitalization of interest and advances	119,037	—	—	—	119,037
Sales and repayments	(2,381,493)	—	(8,270)	—	(2,389,763)
Mortgage servicing rights resulting from loan sales	—	—	—	1,138,045	1,138,045
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	127,780	—	—	—	127,780
Other factors	—	1,254,235	83	(1,509,134)	(254,816)
	127,780	1,254,235	83	(1,509,134)	(127,036)
Transfers from Level 3 to Level 2	(3,246,282)	—	—	—	(3,246,282)
Transfers to real estate acquired in settlement of loans	(73)	—	—	—	(73)
Transfers of interest rate lock commitments to loans held for sale	—	(2,742,816)	—	—	(2,742,816)
Balance, December 31, 2020	$4,675,169	$677,026	$—	$2,581,174	$7,933,369
Changes in fair value recognized during the year relating to assets still held at December 31, 2020	$153,474	$677,026	$—	$(1,509,134)	$(678,634)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,093	—	2,093
Accrual of interest	8,418	—	8,418
Repayments	(32,377)	—	(32,377)
Mortgage servicing liabilities resulting from loan sales	—	23,325	23,325
Changes in fair value included in income	(24,970)	(7,141)	(32,111)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2020	$(24,970)	$(7,141)	$(32,111)

	Year ended December 31, 2019
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Purchases and issuances, net	5,163,730	570,072	15,019	227,445	5,976,266
Capitalization of interest and advances	72,302	—	—	—	72,302
Sales and repayments	(3,456,856)	—	(31,993)	—	(3,488,849)
Mortgage servicing rights resulting from loan sales	—	—	—	884,876	884,876
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,332)	—	—	—	(6,332)
Other factors	—	331,067	(1,609)	(1,006,143)	(676,685)
	(6,332)	331,067	(1,609)	(1,006,143)	(683,017)
Transfers from Level 3 to Level 2	(1,646,554)	—	—	—	(1,646,554)
Transfers to real estate acquired in settlement of loans	(2,420)	—	—	—	(2,420)
Transfers of interest rate lock commitments to loans held for sale	—	(813,827)	—	—	(813,827)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Changes in fair value recognized during the year relating to assets still held at December 31, 2019	$(5,755)	$136,650	$165	$(1,006,143)	$(875,083)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2019
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,757	—	1,757
Accrual of interest	10,291	—	10,291
Repayments	(40,316)	—	(40,316)
Mortgage servicing liabilities resulting from loan sales	—	37,988	37,988
Changes in fair value included in income	(9,256)	(17,529)	(26,785)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2019	$(9,256)	$(17,529)	$(26,785)

	Year ended December 31, 2018
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2017	$782,211	$58,272	$10,656	$638,010	$1,489,149
Reclassification of MSRs previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	—	1,482,426	1,482,426
	782,211	58,272	10,656	2,120,436	2,971,575
Purchases and issuances, net	2,972,042	195,974	49,725	237,803	3,455,544
Sales and repayments	(1,360,667)	—	(31,907)	—	(1,392,574)
Mortgage servicing rights resulting from loan sales	—	—	—	591,757	591,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	158	—	—	—	158
Other factors	—	1,285	(1,704)	(129,384)	(129,803)
	158	1,285	(1,704)	(129,384)	(129,645)
Transfers from Level 3 to Level 2	(2,128,551)	—	—	—	(2,128,551)
Transfers to real estate acquired in settlement of loans	(5,185)	—	—	—	(5,185)
Transfers of interest rate lock commitments to loans held for sale	—	(206,193)	—	—	(206,193)
Balance, December 31, 2018	$260,008	$49,338	$26,770	$2,820,612	$3,156,728
Changes in fair value recognized during the year relating to assets still held at December 31, 2018	$(263)	$49,338	$—	$(129,384)	$(80,309)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2018
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2017	$236,534	$14,120	$250,654
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,688	—	2,688
Accrual of interest	15,138	—	15,138
Repayments	(46,750)	—	(46,750)
Mortgage servicing liabilities resulting from loan sales	—	7,601	7,601
Changes in fair value included in income	8,500	(13,040)	(4,540)
Balance, December 31, 2018	$216,110	$8,681	$224,791
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2018	$8,500	$(13,040)	$(4,540)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of the Company’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2020			2019			2018
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$2,899,314	$—	$2,899,314	$811,895	$—	$811,895	$188,611	$—	$188,611
Mortgage servicing rights	—	(1,509,134)	(1,509,134)	—	(1,006,143)	(1,006,143)	—	(129,384)	(129,384)
	$2,899,314	$(1,509,134)	$1,390,180	$811,895	$(1,006,143)	$(194,248)	$188,611	$(129,384)	$59,227
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$24,970	$24,970	$—	$9,256	$9,256	$—	$(8,500)	$(8,500)
Mortgage servicing liabilities	—	7,141	7,141	—	17,529	17,529	—	13,040	13,040
	$—	$32,111	$32,111	$—	$26,785	$26,785	$—	$4,540	$4,540

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2020			December 31, 2019
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$11,304,308	$10,743,814	$560,494	$4,628,333	$4,431,854	$196,479
90 days or more delinquent:
Not in foreclosure	275,419	280,595	(5,176)	236,650	241,958	(5,308)
In foreclosure	36,673	39,529	(2,856)	47,970	50,194	(2,224)
	$11,616,400	$11,063,938	$552,462	$4,912,953	$4,724,006	$188,947

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that are measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2020	$—	$—	$1,450	$1,450
December 31, 2019	$—	$—	$9,850	$9,850

The following table summarizes the total net losses on assets measured at fair values on a nonrecurring basis:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Real estate acquired in settlement of loans	$(814)	$(1,913)	$(75)

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

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these assets and liabilities other than the Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the the Notes payable secured by mortgage servicing assets and the Unsecured senior notes based on non-affiliate broker indications of fair value. The fair value and carrying value of these notes are summarized below:

	December 31, 2020		December 31, 2019
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,268,304	$1,295,840	$1,303,047	$1,294,070
Unsecured senior notes	$685,750	$645,820	$—	$—

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets, derivative liabilities and all of its MSRs, ESS, and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s valuation committee. The Company’s valuation committee includes the Company’s chief financial, investment and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

The FAV group is responsible for reporting to the Company’s valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of repurchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans may be resold to investors and thereafter may be repurchased to the extent they become eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans become current either through the borrower’s reperformance or through completion of a modification of the loan’s terms or after six months of timely payments following the completion of certain types of payment deferral programs.

●	Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Home equity lines of credit held for sale to PMT. At present, an active market with observable inputs that are significant to the estimation of fair value of home equity lines of credit does not exist.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale at fair value:

	December 31, 2020	December 31, 2019
Fair value (in thousands)	$4,675,169	$383,878
Key inputs (1):
Discount rate:
Range	2.8% – 9.2%	3.0% – 9.2%
Weighted average	2.8%	3.0%
Twelve-month projected housing price index change:
Range	2.7% – 3.5%	2.6% – 3.2%
Weighted average	3.0%	2.8%
Voluntary prepayment/resale speed (2):
Range	0.4% – 31.3%	0.4% – 21.4%
Weighted average	21.9%	18.2%
Total prepayment speed (3):
Range	0.5% – 42.9%	0.5% – 39.2%
Weighted average	29.2%	36.2%
(1)	Weighted average inputs are based on fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR.

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

Derivative Financial Instruments

Interest Rate Lock Commitments

IRLCs are categorized as a “Level 3” fair value asset or liability. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the loans will fund or be purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans acquired for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31, 2020	December 31, 2019
Fair value (in thousands) (1)	$677,026	$136,650
Key inputs (2):
Pull-through rate:
Range	10.1% – 100%	12.2% – 100%
Weighted average	82.7%	86.5%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	0.7 – 5.3	1.4 – 5.7
Weighted average	3.6	4.2
Percentage of loan commitment amount
Range	0.1% – 2.6%	0.3% – 2.8%
Weighted average	1.2%	1.6%
(1)	For purposes of this table, the IRLC assets and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair value of hedging derivative financial instruments that are actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Fair value of hedging derivative financial instruments based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on loans acquired for sale at fair value, or Net loan servicing fees – Hedging results, as applicable, in the consolidated statements of income.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment speed of the underlying mortgage loans, and annual per-loan cost to service loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Recognized changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs, used in determining the fair value of MSRs at the time of initial recognition, excluding MSR purchases:

	Year ended December 31,
	2020	2019	2018

	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
MSR and pool characteristics:
Amount recognized	$1,138,045	$884,876	$591,757
Unpaid principal balance of underlying mortgage loans	$96,571,835	$56,038,354	$42,008,585
Weighted average servicing fee rate (in basis points)	35	41	36
Key inputs (1):
Pricing spread (2):
Range	6.8% – 18.1%	5.5% – 16.2%	5.8% – 16.4%
Weighted average	9.4%	8.5%	9.9%
Annual total prepayment speed (3):
Range	7.2% – 49.8%	7.7% – 32.8%	3.9% – 61.8%
Weighted average	11.9%	13.5%	10.8%
Equivalent average life (in years):
Range	1.5 – 9.1	2.6 – 8.2	0.5 – 11.6
Weighted average	6.7	6.2	7.3
Annual per-loan cost of servicing:
Range	$77 – $117	$78 – $100	$78 – $99
Weighted average	$102	$97	$91
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Annual total prepayment speed is measured using Life Total CPR. Equivalent average life is provided for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	December 31, 2020	December 31, 2019

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 2,581,174	$ 2,926,790
Pool characteristics:
Unpaid principal balance of underlying loans	$ 238,410,809	$ 225,787,103
Weighted average note interest rate	3.6%	3.9%
Weighted average servicing fee rate (in basis points)	35	35
Key inputs (1):
Pricing spread (2):
Range	8.0% – 17.6%	6.8% – 15.8%
Weighted average	10.1%	8.5%
Effect on fair value of:
5% adverse change	($46,356)	($44,561)
10% adverse change	($90,936)	($87,734)
20% adverse change	($175,137)	($170,155)
Annual total prepayment speed (3):
Range	10.1% – 32.9%	9.3% – 40.9%
Weighted average	13.7%	12.7%
Equivalent average life (in years):
Range	2.3 – 7.7	1.4 – 7.4
Weighted average	6.0	6.1
Effect on fair value of:
5% adverse change	($66,536)	($63,569)
10% adverse change	($130,253)	($124,411)
20% adverse change	($249,843)	($238,549)
Annual per-loan cost of servicing:
Range	$79 – $117	$77 – $100
Weighted average	$107	$97
Effect on fair value of:
5% adverse change	($25,482)	($24,516)
10% adverse change	($50,964)	($49,032)
20% adverse change	($101,929)	($98,065)
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.

(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.

(3)	Annual total prepayment speed is measured using Life Total CPR. Equivalent average life is provided for informational purposes.

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

Following are the key inputs used in determining the fair value of ESS financing:

	December 31,	December 31,
	2020	2019
Fair value (in thousands)	$ 131,750	$ 178,586
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 15,833,050	$ 19,904,571
Average servicing fee rate (in basis points)	34	34
Average excess servicing spread (in basis points)	19	19
Key inputs (1):
Pricing spread (2):
Range	4.9% – 5.3%	3.0% – 3.3%
Weighted average	5.1%	3.1%
Annual total prepayment speed (3):
Range	9.6% – 18.3%	8.7% – 16.2%
Weighted average	11.7%	11.0%
Equivalent average life (in years):
Range	2.3 – 6.6	2.7 – 7.2
Weighted average	5.8	6.1
(1)	Weighted average inputs are based on UPB of the loans.

(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Annual total prepayment speed is measured using Life Total CPR. Equivalent average life is provided for informational purposes.

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

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2020	2019
Fair value (in thousands)	$45,324	$29,140
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$2,857,492	$2,758,454
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.6%	8.2%
Annual total prepayment speed (2)	33.3%	29.2%
Equivalent average life (in years)	3.2	3.9
Annual per-loan cost of servicing	$305	$300
(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Annual total prepayment speed is measured using Life Total CPR. Equivalent average life is provided for informational purposes.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	December 31,	December 31,
Loan type	2020	2019

	(in thousands)
Government-insured or guaranteed	$5,683,786	$4,222,010
Conventional conforming	1,257,445	307,065
Purchased from Ginnie Mae pools serviced by the Company	4,661,378	374,121
Repurchased pursuant to representations and warranties	13,791	9,244
Home equity lines of credit	—	513
	$11,616,400	$4,912,953
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$10,912,178	$4,322,789
Mortgage loan participation purchase and sale agreements	545,500	523,349
	$11,457,678	$4,846,138

Note 8—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2020			December 31, 2019
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	20,624,535	$679,961	$2,935	7,122,316	$138,511	$1,861
Repurchase agreement derivatives		—	—		8,187	—
Used for hedging purposes (2):
Forward purchase contracts	31,689,543	133,267	1,276	13,618,361	12,364	19,040
Forward sales contracts	50,438,967	1,451	251,149	16,220,526	17,097	18,045
MBS put options	12,025,000	14,302	—	6,100,000	3,415	—
Swaption purchase contracts	3,375,000	11,939	—	1,750,000	2,409	—
Put options on interest rate futures purchase contracts	4,750,000	5,520	—	2,250,000	3,945	—
Call options on interest rate futures purchase contracts	850,000	1,391	—	750,000	1,469	—
Treasury futures purchase contracts	1,065,000	—	—	1,276,000	—	—
Treasury futures sale contracts	1,555,000	—	—	1,010,000	—	—
Interest rate swap futures purchase contracts	4,801,700	—	—	3,210,000	—	—
Interest rate swap futures sale contracts	711,700	—	—	—	—	—
Total derivatives before netting		847,831	255,360		187,397	38,946
Netting		(136,593)	(212,722)		(27,711)	(16,616)
		$711,238	$42,638		$159,686	$22,330
Collateral placed with (received from) derivative counterparties, net		$76,129			$(11,095)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of the derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts.

	December 31, 2020			December 31, 2019
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	$679,961	$—	$679,961	$138,511	$—	$138,511
Repurchase agreement derivatives	—	—	—	8,187	—	8,187
	679,961	—	679,961	146,698	—	146,698
Derivatives subject to master netting arrangements:
Forward purchase contracts	133,267	—	133,267	12,364	—	12,364
Forward sale contracts	1,451	—	1,451	17,097	—	17,097
MBS put options	14,302	—	14,302	3,415	—	3,415
Swaption purchase contracts	11,939	—	11,939	2,409	—	2,409
Put options on interest rate futures purchase contracts	5,520	—	5,520	3,945	—	3,945
Call options on interest rate futures purchase contracts	1,391	—	1,391	1,469	—	1,469
Netting	—	(136,593)	(136,593)	—	(27,711)	(27,711)
	167,870	(136,593)	31,277	40,699	(27,711)	12,988
	$847,831	$(136,593)	$711,238	$187,397	$(27,711)	$159,686

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2020				December 31, 2019
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$679,961	$—	$—	$679,961	$138,511	$—	$—	$138,511
JPMorgan Chase Bank, N.A.	17,149	—	—	17,149	2,196	—	—	2,196
RJ O'Brien	6,910	—	—	6,910	5,414	—	—	5,414
Morgan Stanley Bank, N.A.	2,443	—	—	2,443	—	—	—	—
Citibank, N.A.	2,026	—	—	2,026	—	—	—	—
Nomura Securities International, Inc.	1,195	—	—	1,195	—	—	—	—
Deutsche Bank	—	—	—	—	9,138	—	—	9,138
Goldman Sachs	—	—	—	—	2,548	—	—	2,548
Mizuho Securities	—	—	—	—	1,597	—	—	1,597
Others	1,554	—	—	1,554	282	—	—	282
	$711,238	$—	$—	$711,238	$159,686	$—	$—	$159,686

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	December 31, 2020			December 31, 2019
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$2,935	$—	$2,935	$1,861	$—	$1,861
Derivatives subject to a master netting arrangement:
Forward purchase contracts	1,276	—	1,276	19,040	—	19,040
Forward sale contracts	251,149	—	251,149	18,045	—	18,045
Netting	—	(212,722)	(212,722)	—	(16,616)	(16,616)
	252,425	(212,722)	39,703	37,085	(16,616)	20,469
Total derivatives	255,360	(212,722)	42,638	38,946	(16,616)	22,330
Assets sold under agreements to repurchase:
Amount outstanding	9,663,995	—	9,663,995	4,141,680	—	4,141,680
Unamortized debt issuance cost, net	(9,198)	—	(9,198)	(627)	—	(627)
	9,654,797	—	9,654,797	4,141,053	—	4,141,053
	$9,910,157	$(212,722)	$9,697,435	$4,179,999	$(16,616)	$4,163,383

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

	December 31, 2020				December 31, 2019
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$2,935	$—	$—	$2,935	$1,861	$—	$—	$1,861
Credit Suisse First Boston Mortgage Capital LLC	3,947,752	(3,943,149)	—	4,603	1,235,430	(1,235,430)	—	—
JPMorgan Chase Bank, N.A.	2,752,279	(2,752,279)	—	—	936,172	(936,172)	—	—
Bank of America, N.A.	634,523	(626,550)	—	7,973	379,400	(374,190)	—	5,210
Barclays Capital	596,729	(596,729)	—	—	—	—	—	—
Citibank, N.A.	505,625	(505,625)	—	—	655,831	(653,170)	—	2,661
Royal Bank of Canada	406,348	(406,348)	—	—	175,897	(175,897)	—	—
BNP Paribas	337,823	(336,545)	—	1,278	183,880	(183,880)	—	—
Morgan Stanley Bank, N.A.	331,546	(331,546)	—	—	582,941	(582,941)	—	—
Wells Fargo Bank, N.A.	169,085	(165,224)	—	3,861	11,212	—	—	11,212
Federal Home Loan Mortgage Corporation	12,928	—	—	12,928	—	—	—	—
Mizuho Securities	6,491	—	—	6,491	—	—	—	—
Daiwa Capital	1,856	—	—	1,856	—	—	—	—
Others	713	—	—	713	1,386	—	—	1,386
	$9,706,633	$(9,663,995)	$—	$42,638	$4,164,010	$(4,141,680)	$—	$22,330

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2020	2019	2018

Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$540,376	$87,312	$(8,934)
Repurchase agreement derivatives	Interest expense	$83	$(1,609)	$(1,704)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(650,898)	$(157,806)	$81,522
Mortgage servicing rights	Net loan servicing fees–Change in fair value of mortgage servicing rights and mortgage servicing liabilities	$918,180	$395,497	$(121,045)
(1)	Represents net increase in fair value of IRLCs from the beginning to the end of the reporting period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilties

Mortgage Servicing Rights Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Balance at beginning of year	$2,926,790	$2,820,612	$638,010
Reclassification of mortgage servicing rights previously accounted for under the amortization method pursuant to adoption of the fair value method of accounting	—	—	1,482,426
Balance after reclassification	2,926,790	2,820,612	2,120,436
Additions:
Resulting from loan sales	1,138,045	884,876	591,757
Purchases	25,473	227,445	237,803
	1,163,518	1,112,321	829,560
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(1,078,084)	(550,666)	174,458
Other changes in fair value (2)	(431,050)	(455,477)	(303,842)
Total change in fair value	(1,509,134)	(1,006,143)	(129,384)
Balance at end of year	$2,581,174	$2,926,790	$2,820,612

		December 31,
		2020	2019

		(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets		$2,577,964	$2,920,603
(1)	Principally reflects changes in discount rate and prepayment speed and servicing cost inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in MSLs carried at fair value is summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Balance at beginning of year	$29,140	$8,681	$14,120
Mortgage servicing liabilities resulting from loan sales	23,325	37,988	7,601
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	31,757	8,377	10,787
Other changes in fair value (2)	(38,898)	(25,906)	(23,827)
Total change in fair value	(7,141)	(17,529)	(13,040)
Balance at end of year	$45,324	$29,140	$8,681

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Contractual servicing fees	$814,646	$730,165	$585,101
Other fees:
Late charges	36,339	43,350	27,940
Other	25,543	14,258	6,276
	$876,528	$787,773	$619,317

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

	Year ended December 31,
	2020	2019

	(dollars in thousands)
Lease expense:
Operating leases	$16,223	$13,644
Short-term leases	1,153	821
Sublease income	—	(94)
Net lease expense included in Occupancy and equipment	$17,376	$14,371

Other information:
Payments for operating leases	$16,524	$16,167
Operating lease right-of-use assets recognized:
Upon adoption Accounting Standards Update 2016-02, Leases (Topic 842)	$—	$58,713
New leases	14,128	24,535
	$14,128	$83,248
Period end weighted averages:
Remaining lease term (in years)	6.3	7.1
Discount rate	4.1%	4.3%

Lease expense during the year ended December 31, 2018 was $12.3 million.

The maturities of the Company’s operating lease liabilities are summarized below:

Year ended December 31,	Operating leases
(in thousands)
2021	$19,557
2022	17,612
2023	17,456
2024	15,238
2025	14,546
Thereafter	26,356
Total lease payments	110,765
Less imputed interest	(16,572)
Operating lease liability	$94,193

Note 11—Other Assets

Other assets are summarized below:

	December 31,	December 31,
	2020	2019

	(in thousands)
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$153,054	$—
Margin deposits	116,881	84,118
Capitalized software, net	81,434	63,130
Furniture, fixture, equipment and building improvements, net	32,217	30,480
Real estate acquired in settlement of loans	12,158	20,326
Other	296,425	135,503
	$692,169	$333,557
Deposits pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$153,054	$—
Assets pledged to secure Obligation under capital lease:
Capitalized software, net	7,675	12,192
Furniture, fixture, equipment and building improvements, net	5,689	20,406
	$166,418	$32,598

Capitalized software is summarized below:

	December 31,
	2020	2019

	(in thousands)
Cost	$111,156	$74,325
Less: Accumulated amortization	(29,722)	(11,195)
	$81,434	$63,130

Software amortization expense totaled $16.6 million, $6.0 million and $3.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company recorded $13.1 million of impairment of capitalized software during the year ended December 31, 2020, which is included in Technology expense. No such impairment was recorded during the years ended December 31, 2019 and 2018.

Furniture, fixtures, equipment and building improvements is summarized below:

	December 31,
	2020	2019

	(in thousands)
Furniture, fixtures, equipment and building improvements	$67,700	$57,012
Less: Accumulated depreciation and amortization	(35,483)	(26,532)
	$32,217	$30,480

Depreciation and amortization expenses are summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Depreciation and amortization expenses included in Occupancy and equipment	$8,934	$9,018	$9,500

Note 12—Borrowings

The borrowing facilities described throughout this Note 12 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2020.

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

The GMSR Servicing Advance Notes leverage the Company’s GNMA MSR Facility to support a separately defined servicing advance facility within the existing structure and provide the Company enhanced ability to finance its servicing advance obligations to Ginnie Mae and its security holders as necessary. Specifically, the GMSR Servicing Advances Repurchase Agreement provides the Company with financing secured by its servicing advances to pay, in accordance with the Ginnie Mae requirements, in the event borrowers are delinquent: (i) regularly scheduled monthly principal and interest to mortgage-backed securities holders; (ii) taxes, homeowner’s insurance, and other escrowed items; and (iii) other expenses related to servicing delinquent loans as specified by (A) state and federal laws and (B) government agencies, including the FHA, the VA, and the USDA.

The borrowing capacity under the GMSR Servicing Advances Repurchase Agreement, shared with VFN financing capacity, is $600 million, all of which is committed and may be used to finance the servicing advances related to delinquent FHA, VA, and USDA loans, including delinquencies caused by forbearance in accordance with the CARES Act.

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2020	2019	2018

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,348,928	$2,185,830	$1,626,729
Weighted average interest rate (1)	2.91%	3.74%	3.87%
Total interest expense (2)	$112,778	$74,215	$22,463
Maximum daily amount outstanding	$9,663,995	$4,141,680	$2,380,121

	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$9,663,995	$4,141,680
Unamortized debt issuance costs	(9,198)	(627)
	$9,654,797	$4,141,053
Weighted average interest rate	1.90%	3.29%
Available borrowing capacity (3):
Committed	$372,803	$125,810
Uncommitted	2,163,202	782,510
	$2,536,005	$908,320
Fair value of assets securing repurchase agreements:
Loans held for sale	$10,912,178	$4,322,789
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$80,862	$107,512
Servicing advances (4)	$413,484	$207,460
Mortgage servicing rights (4)	$2,490,267	$2,902,721
Deposits (4)	$153,054	$—
Margin deposits placed with counterparties (5)	$5,625	$5,000
(1)	Excludes the effect of amortization of net issuance costs totaling $15.3 million for the year ended December 31, 2020 and the effect of amortization of net debt issuance premiums of $7.5 million and $40.5 million for the years ended December 31, 2019 and 2018, respectively.

(2)	In 2017, PFSI entered into a master repurchase agreement that provided the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. The Company included $14.7 million and $48.1 million of such incentives as a reduction in Interest expense during the years ended December 31, 2019 and 2018, respectively. The master repurchase agreement expired on August 21, 2019.

(3)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(4)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the 2018 Term Notes described in Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

(5)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2020	Unpaid principal balance
(dollars in thousands)
Within 30 days	$2,512,553
Over 30 to 90 days	4,973,242
Over 90 to 180 days	2,178,200
Total assets sold under agreements to repurchase	$9,663,995
Weighted average maturity (in months)	3.3

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2020:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$1,484,391	April 23, 2021	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC	$484,937	February 3, 2021	April 23, 2021
Bank of America, N.A.	$334,772	January 31, 2021	March 11, 2021
JP Morgan Chase Bank, N.A.	$136,523	June 4, 2021	September 30, 2022
JP Morgan Chase Bank, N.A.	$117,491	February 28, 2021	April 7, 2021
Barclays Bank PLC	$76,062	March 21, 2021	November 3, 2022
Royal Bank of Canada	$41,107	April 17, 2021	December 14, 2021
Citibank, N.A.	$35,370	March 17, 2021	August 3, 2021
Morgan Stanley Bank, N.A.	$27,808	March 17, 2021	November 2, 2022
BNP Paribas	$26,136	March 13, 2021	July 30, 2021
Wells Fargo Bank, N.A.	$13,474	March 19, 2021	October 6, 2022
(1)	The calculation of the amount at risk includes the VFN and the 2018 Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN and 2018 Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation and sale agreements are summarized below:

	Year ended December 31,
	2020	2019	2018

	(dollars in thousands)
Average balance	$226,689	$244,203	$248,539
Weighted average interest rate (1)	1.88%	3.42%	3.29%
Total interest expense	$4,933	$8,874	$8,754
Maximum daily amount outstanding	$540,977	$548,038	$722,611
(1)	Excludes the effect of amortization of debt issuance costs totaling $662,000, $514,000 and $588,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$521,477	$497,948
Unamortized debt issuance costs	—	—
	$521,477	$497,948
Weighted average interest rate	1.39%	3.05%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$545,500	$523,349

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Year ended December 31,
	2020	2019	2018

	(dollars in thousands)
Average balance	$16,224	$17,021	$13,498
Weighted average interest rate	2.62%	4.07%	3.96%
Total interest expense	$425	$693	$536
Maximum daily amount outstanding	$20,810	$28,295	$20,971

	December 31,	December 31,
	2020	2019

	(dollars in thousands)
Unpaid principal balance	$11,864	$20,810
Weighted average interest rate	2.15%	3.74%
Assets pledged to secure obligations under capital lease:
Capitalized software	$7,675	$12,192
Furniture, fixtures and equipment	$5,689	$20,406

Notes Payable Secured by Mortgage Servicing Assets

2018 Term Notes

The Company, through the Issuer Trust, issued the 2018-GTI Notes and 2018-GT2 Notes (the “2018 Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2018 Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility. The 2018 Term Notes are included in Notes payable secured by mortgage servicing assets.

Following is a summary of the issued and outstanding 2018 Term Notes:

Issuance Date	Principal balance	Stated interest rate (1)	Maturity date (2)
	(in thousands)	(Annual)
February 28, 2018 (the "2018-GT1 Notes")	$650,000	2.85%	2/25/2023
August 10, 2018 (the "2018-GT2 Notes")	650,000	2.65%	8/25/2023
	$1,300,000
(1)	Spread over one-month LIBOR.

(2)	The 2018 Term Notes indentures provide the Company with the option to extend the maturity of the 2018 Term Notes by two years after the stated maturity.

MSR Note Payable

On February 1, 2018, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on April 23, 2021. The maximum amount that the Company may borrow under the note payable is $600 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the periods presented.

Notes payable are summarized below:

	Year ended December 31,
	2020	2019	2018

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000	$1,169,452
Weighted average interest rate (1)	3.42%	5.08%	5.29%
Total interest expense	$46,222	$67,789	$71,697
Maximum daily amount outstanding	$1,300,000	$1,300,000	$1,300,000
(1)	Excludes the effect of amortization of debt issuance costs totaling $1.8 million, $1.8 million and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

	December 31,
	2020	2019

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(4,160)	(5,930)
	$1,295,840	$1,294,070
Weighted average interest rate	2.93%	4.46%
Assets pledged to secure notes payable (1):
Servicing advances	$413,484	$207,460
Mortgage servicing rights	$2,421,326	$2,861,442
Deposits	$153,054	$—
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the 2018 Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the 2018 Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheet.

Unsecured Senior Notes

On September 29, 2020, the Company issued $500 million in principal amount of 5.375% senior notes (the “Unsecured Notes”). On October 19, 2020, the Company issued an additional $150 million in principal amount under a supplemental indenture governing the Unsecured Notes. Interest on the Unsecured Notes is payable semi-annually on April 15 and October 15, beginning on April 15, 2021. The Unsecured Notes mature on October 15, 2025.

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

The Unsecured Notes are summarized below:

Year ended December 31, 2020
(in thousands)
Average balance	$158,743
Weighted average interest rate (1)	5.38%
Total interest expense	$8,774
Maximum daily amount outstanding	$650,000
(1)	Excludes the effect of amortization of debt issuance costs of $225,000.

December 31,
2020

(in thousands)
Carrying value:
Unpaid principal balance	$650,000
Unamortized debt issuance costs, net of issuance premium	(4,180)
$645,820

Corporate Revolving Line of Credit

The Company, through its subsidiary PennyMac, entered into an amended and restated credit agreement on November 18, 2016, as amended (the “Credit Agreement”) under which PennyMac established a revolving line of credit in an amount not to exceed $150 million. Certain cash accounts with balances totaling $52.6 million at December 31, 2019, were pledged to secure this revolving line of credit. PennyMac did not borrow under the revolving line of credit during the periods presented and terminated the Credit Agreement on September 29, 2020 concurrent with its issuance of the Unsecured Notes. Debt issuance costs and non-utilization fees totaled $1.5 million, $1.9 million and $1.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 13—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Balance at beginning of year	$21,446	$21,155	$20,053
Provision for losses on loans sold:
Resulting from sales of loans	21,035	8,377	5,824
Reduction in liability due to change in estimate	(8,667)	(7,877)	(4,672)
Losses incurred, net	(1,126)	(209)	(50)
Balance at end of year	$32,688	$21,446	$21,155
Unpaid principal balance of loans subject to representations and warranties at end of year	$210,222,447	$177,611,568

Note 14—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PennyMac. The Company’s federal tax returns are subject to examination for 2017 and forward and its state tax returns are generally subject to examination for 2016 and forward. PennyMac’s federal partnership returns are subject to examination for 2017 and forward, and its state tax returns are generally subject to examination for 2016 and forward. No returns are currently under examination.

As a result of the Reorganization, the Company recorded through equity a net deferred tax liability attributable to its acquisition of the noncontrolling interest in the amount of $320.5 million. Beginning from November 1, 2018, the Company’s income subject to the corporate federal and state income taxes will include the portion of its income formerly attributed to the noncontrolling interest. As a result, the Company has recognized an increase in its effective income tax rate.

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

The following table details the Company’s provision for income taxes:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Current expense:
Federal	$378,984	$17,661	$12
State	128,495	8,071	274
Total current expense	507,479	25,732	286
Deferred expense:
Federal	61,592	85,296	23,395
State	24,654	25,451	(427)
Total deferred expense	86,246	110,747	22,968
Total provision for income taxes	$593,725	$136,479	$23,254

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2020	2019	2018
Federal income tax statutory rate	21.0%	21.0%	21.0%
Less: Income attributable to noncontrolling interest	—%	—%	(12.3)%
State income taxes, net of federal benefit	5.5%	5.6%	2.3%
Tax rate revaluation	(0.1)%	(0.6)%	(2.2)%
Other	0.1%	(0.2)%	(0.1)%
Effective income tax rate	26.5%	25.8%	8.7%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Mortgage servicing rights	$128,471	$91,592	$46,064
Reserves and losses	(33,477)	(2,945)	(1,848)
California franchise taxes	(15,200)	—	—
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	5,200	4,269	(1,391)
Compensation accruals	(647)	(12,286)	(3,596)
Net operating loss	581	23,445	(14,902)
Other	1,318	6,106	(1,302)
Tax credits	—	566	(57)
Total provision for deferred income taxes	$86,246	$110,747	$22,968

As the result of the Company’s reclassification of the noncontrolling interest to paid-in capital pursuant to the Reorganization on November 1, 2018, beginning in 2018, the provision for deferred taxes reflects each individual adjustment item in PFSI’s underlying investment in PennyMac.

The components of Income taxes payable are as follows:

	December 31,
	2020	2019

	(in thousands)
Income taxes currently payable (receivable)	$25,379	$(6,506)
Deferred income tax liability, net	597,321	511,075
Income taxes payable	$622,700	$504,569

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2020	2019

	(in thousands)
Deferred income tax assets:
Compensation accruals	$41,685	$41,038
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	34,697	39,897
Reserves and losses	63,011	29,534
California franchise tax	15,200	—
Net operating loss carryforward	1,077	1,658
Income tax credits carryforward	50	50
Gross deferred income tax assets	155,720	112,177
Deferred income tax liabilities:
Mortgage servicing rights	737,106	608,635
Other	15,935	14,617
Gross deferred income tax liabilities	753,041	623,252
Net deferred income tax liability	$597,321	$511,075

The Company recorded a deferred tax asset of $1.1 million related to California and other states’ net operating loss carryforwards, which were mostly incurred in 2018 and expire in 2038. The utilization of this remaining net operating loss has been suspended until 2023 under the California budget deal. All of the federal net operating loss carryforward has been fully utilized in 2019. The Company has tax credits of $0.1 million, which generally have no expiration date.

At December 31, 2020 and 2019, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2020 and 2019.

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

On December 20, 2018, a purported shareholder of the Company filed a complaint in a putative class and derivative action in the Court of Chancery of the State of Delaware (the “Delaware Court”), captioned Robert Garfield v. BlackRock Mortgage Ventures, LLC et al., Case No. 2018-0917-KSJM (the “Garfield Action”). The Garfield Action alleges, among other things, that certain current directors and officers of the Company breached their fiduciary duties to the Company and its shareholders by, among other things, agreeing to and entering into the Reorganization without ensuring that the Reorganization was entirely fair to the Company or public shareholders. The Reorganization was approved by 99.8% of voting shareholders on October 24, 2018. On December 19, 2019, the Delaware Court denied a motion to dismiss filed by the Company and certain of its directors and officers. While the Company and its co-defendants believe the Garfield Action is without merit and expressly disclaim any wrongdoing, they have collectively agreed to settle the Garfield Action for an amount equal to $6.85 million in order to avoid the ongoing costs of litigation and further distractions to their respective businesses. A settlement agreement was filed with the Delaware Court on October 9, 2020, and was approved on February 11, 2021. The Company’s share of the settlement amount will be paid entirely by one of the Company’s insurers.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Circuit Court for the Fourth Judicial Circuit in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by the Company. Consequently, on April 27, 2020, PennyMac dismissed its federal court action without prejudice to pursue those claims in arbitration as well. While no assurance can be provided at to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

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

On January 7, 2021, PLS received a letter from the CFPB notifying PLS that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against PLS for alleged violations of the Real Estate Settlement Procedures Act and Truth in Lending Act. The CFPB's examination covered the period from March 2015 through September 2016. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action, the extent of which remains uncertain at this time. Notably, certain of the alleged violations were originally self-identified by PLS and remediated prior to the CFPB's examination, and all alleged violations were fully remediated as of August 2017. PLS confirmed these remediation actions as well as full restitution to any affected borrowers in its response to the NORA letter submitted on February 08, 2021. While the NORA process remains open and pending at this time, and there can be no assurance as to the nature or extent of any actions taken by the CFPB with regard to these alleged violations, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial statements or operations.

Commitments to Purchase and Fund Loans

The Company’s commitments to purchase and fund loans totaled $20.6 billion as of December 31, 2020.

Note 16—Stockholders’ Equity

In February 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $500 million to $1 billion. The Company entered into a privately negotiated transaction with The BlackRock Foundation under the revised stock repurchase program to repurchase 6,975,323 shares of the Company’s common stock at a price of $34 per share.

The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2020	2019	2018	total (1)

	(in thousands)
Shares of common stock repurchased	8,890	51	260	9,706
Cost of shares of common stock repurchased	$337,479	$1,056	$5,293	$352,427
(1)	Amounts represent the total shares common stock repurchased under the stock repurchase program through December 31, 2020.

The shares of repurchased common stock were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common stock pool.

Note 17—Noncontrolling Interest

As a result of the Reorganization on November 1, 2018, noncontrolling interest unitholders exchanged their Class A units of PNMAC for shares of PFSI common stock without any cash consideration on a one-for-one basis and became stockholders of the Company. Consequently, the noncontrolling interest was reclassified to the Company’s paid-in capital accounts.

Net income attributable to the Company’s common stockholders and the effects of changes in noncontrolling ownership interest in PennyMac for the year ended December 31, 2018 is summarized below:

Year ended December 31,
2018
(in thousands)
Net income attributable to PennyMac Financial Services, Inc. common stockholders	$87,694
Increase in the Company's paid-in capital accounts for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to Class A common stock of PennyMac Financial Services, Inc.	$33,156
Shares of Class A common stock of PennyMac Financial Services, Inc. issued pursuant to exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders and issued as equity compensation	1,635
Increase in the Company's paid-in capital for exchanges of Class A units of Private National Mortgage Acceptance Company, LLC to common stock of PennyMac Financial Services, Inc. pursuant to the Reorganization	$1,064,320
Shares of common stock of PennyMac Financial Services, Inc. issued for exchange of Class A units of Private National Mortgage Acceptance Company, LLC by noncontrolling interest unitholders pursuant to the Reorganization	52,263

Note 18—Net Gains on Loans Held for Sale

Net gains on mortgage loans held for sale at fair value is summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
From non-affiliates:
Cash gain (loss):
Loans	$2,025,260	$(190,853)	$(469,647)
Hedging activities	(767,588)	(175,305)	93,288
	1,257,672	(366,158)	(376,359)
Non-cash gain:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	1,114,720	846,888	584,156
Provision for losses relating to representations and warranties:
Pursuant to loan sales	(21,035)	(8,377)	(5,824)
Reduction in liability due to change in estimate	8,667	7,877	4,672
Change in fair value of loans and derivatives held at year end:
Interest rate lock commitments	540,376	87,312	(8,934)
Loans	(326,986)	(42,878)	(1,506)
Hedging derivatives	116,690	17,499	(11,766)
	2,690,104	542,163	184,439
From PennyMac Mortgage Investment Trust (1)	50,681	183,365	64,583
	$2,740,785	$725,528	$249,022
(1)	Gains on sales of loans to PMT are primarily cash gains.

Note 19—Net Interest Income (Expense)

Net interest income (expense) is summarized below:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$6,154	$9,776	$2,038
Loans held for sale at fair value	184,789	138,124	128,732
Placement fees relating to custodial funds	52,758	134,498	78,184
	243,701	282,398	208,954
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	3,325	6,302	7,462
	247,026	288,700	216,416

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase (1)	112,778	74,215	22,463
Mortgage loan participation purchase and sale agreements	4,933	8,874	8,754
Obligations under capital lease	425	693	536
Notes payable secured by mortgage servicing assets	46,222	67,789	71,697
Unsecured senior notes	8,774	—	—
Corporate revolving line of credit	1,537	1,921	1,913
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	82,285	41,439	18,777
Interest on mortgage loan impound deposits	6,179	6,757	5,319
	263,133	201,688	129,459
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	8,418	10,291	15,138
	271,551	211,979	144,597
	$(24,525)	$76,721	$71,819
(1)	In 2017, the Company entered a master repurchase agreement that provided it with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the years ended December 31, 2019 and 2018, the Company included $14.7 million and $48.1 million, respectively of such incentives as a reduction in Interest expense. The master repurchase agreement expired on August 21, 2019.

Note 20—Stock-based Compensation

The Company has adopted an equity incentive plan that provides for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2020, the Company has 4.2 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Performance-based RSUs	$20,610	$14,820	$12,425
Time-based RSUs	9,515	6,659	6,608
Stock options	14,980	3,292	6,218
	$45,105	$24,771	$25,251

Performance-Based RSUs

The performance-based RSUs provide for the issuance of shares of the Company’s common stock based on the attainment of earnings per share and/or return on equity and are generally adjusted for grantee job performance ratings. The satisfaction of the performance goals and issuance of shares will be approved by a committee of the Company’s board of directors. Approximately 639,000 shares vested under the grants with a performance period ended December 31, 2020 are expected to be issued to the grantees in March 2021.

The fair value of the performance-based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration management’s estimate of the expected outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The Company assumes forfeiture rates of 0 - 23.2% per year based on the grantees’ employee classification. The actual number of shares that vest could vary from zero, if the performance goals are not met, to as much as 130% of the units granted, if the performance goals are meaningfully exceeded.

The table below summarizes performance-based RSU activity:

	Year ended December 31,
	2020	2019	2018

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	1,807	1,892	2,389
Granted	440	682	524
Vested (1)	(645)	(735)	(730)
Forfeited or cancelled	(19)	(32)	(291)
Outstanding at end of year	1,583	1,807	1,892
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$21.67	$14.48	$15.57
Granted	$35.95	$23.11	$24.40
Vested	$18.16	$11.28	$12.86
Forfeited	$26.71	$21.72	$16.17
Outstanding at end of year	$27.02	$21.67	$14.48
(1)	The actual number of performance-based RSUs vested during the year ended December 31, 2020, 2019 and 2018 was 608,000, 648,000 and 774,000 shares, respectively, which is approximately 94%, 88% and 106% of the 645,000, 735,000 and 730,000 originally granted units, respectively, due to the performance varying from the established target for the respective grant.

Following is a summary of performance-based RSUs as of December 31, 2020:

Unamortized compensation cost (in thousands)	$17,101
Number of shares expected to vest (in thousands)	1,411
Weighted average remaining vesting period (in months)	11

Time-Based RSUs

The RSU grant agreements provide for the award of time-based RSUs, entitling the award recipient to one share of the Company’s common stock for each RSU. One-third of the time-based RSUs vest on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary.

Compensation cost relating to time-based RSUs is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. For purposes of estimating the cost of the time-based RSUs granted, the Company assumes forfeiture rates of 0 - 23.5% per year based on the grantees’ employee classification.

The table below summarizes time-based RSU activity:

	Year ended December 31,
	2020	2019	2018

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	642	627	600
Granted	311	334	328
Vested	(357)	(300)	(254)
Forfeited	(9)	(19)	(47)
Outstanding at end of year	587	642	627
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$22.40	$20.39	$16.37
Granted	$34.98	$22.88	$24.25
Vested	$21.75	$18.73	$16.08
Forfeited	$28.14	$22.29	$19.40
Outstanding at end of year	$29.37	$22.40	$20.39

Following is a summary of RSUs as of December 31, 2020:

Unamortized compensation cost (in thousands)	$4,887
Number of units expected to vest (in thousands)	520
Weighted average remaining vesting period (in months)	9

Stock Options

The stock option award agreements provide for the award of stock options to purchase the optioned common stock. In general, and except as otherwise provided by the agreement, one-third of the stock option awards vests on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary. Each stock option has a term of ten years from the date of grant but expires (1) immediately upon termination of the holder’s employment or other association with the Company for cause, (2) one year after the holder’s employment or other association is terminated due to death or disability and (3) three months after the holder’s employment or other association is terminated for any other reason. In addition, during the year ended December 31, 2020, the Company awarded approximately 604,000 shares of stock options that vested on grant date with a term of ten years from the date of grant.

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2020	2019	2018
Expected volatility (1)	34%	30%	30%
Expected dividends	1.4%	0%	0%
Risk-free interest rate	0.1% - 1.5%	2.5% - 2.7%	1.7% - 3.0%
Expected grantee forfeiture rate	0% - 6.7%	2.3% - 22.7%	0.0% - 23.2%
(1)	Based on historical volatilities of the Company’s common stock.

The Company uses its historical employee departure behavior to estimate the grantee forfeiture rates used in its option-pricing model. The expected term of common stock options granted is derived from the Company’s option pricing model and represents the period that common stock options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual term of the common stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The table below summarizes stock option award activity:

	Year ended December 31,
	2020	2019	2018

	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	3,699	3,693	3,457
Granted	876	344	674
Exercised	(530)	(317)	(322)
Forfeited	(5)	(21)	(116)
Outstanding at end of year	4,040	3,699	3,693
Weighted average exercise price per option:
Outstanding at beginning of year	$18.40	$17.81	$16.40
Granted	$52.00	$22.92	$24.40
Exercised	$17.72	$16.26	$16.24
Forfeited	$20.61	$20.70	$18.46
Outstanding at end of year	$28.01	$18.40	$17.81

Following is a summary of stock options as of December 31, 2020:

Number of options exercisable at end of year (in thousands)	3,331
Weighted average exercise price per exercisable option	$25.30
Weighted average remaining contractual term (in years):
Outstanding	6.3
Exercisable	5.9
Aggregate intrinsic value:
Outstanding (in thousands)	$160,974
Exercisable (in thousands)	$134,287
Expected vesting amounts:
Number of options expected to vest (in thousands)	688
Weighted average vesting period (in months)	9

Note 21—Earnings Per Share of Common Stock

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

Potentially dilutive shares of common stock include non-vested stock-based compensation awards and PennyMac Class A units. The Company applies the treasury stock method to determine the diluted weighted average shares of common stock attributable to outstanding non-vested stock-based compensation awards. As a result of the Reorganization on November 1, 2018, all Class A units of PNMAC converted for shares of PFSI common stock on a one-for-one basis.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2020	2019	2018

	(in thousands, except per share data)
Net income	$1,646,884	$392,965	$87,694
Net income attributable to dilutive stock-based compensation units	—	—	3,868
Net income attributable to common stockholders for diluted earnings per share	$1,646,884	$392,965	$91,562

Weighted average basic shares of common stock outstanding	75,161	78,206	33,524
Effect of dilutive shares:
Common shares issuable under stock-based compensation plan	3,567	2,134	1,798
Weighted average shares of common stock applicable to diluted earnings per share	78,728	80,340	35,322
Basic earnings per share of common stock	$21.91	$5.02	$2.62
Diluted earnings per share of common stock	$20.92	$4.89	$2.59

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

	Year ended December 31,
	2020	2019	2018

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	322	1,032	1,084
Time-based RSUs	—	—	3
Stock options (2)	83	572	740
Exchangeable PNMAC Class A units (3)	—	—	43,700
Total anti-dilutive shares and units	405	1,604	45,527
Weighted average exercise price of anti-dilutive stock options (2)	$43.89	$23.70	$17.81
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices during the year.

(3)	Exchangeable PNMAC units were anti-dilutive during 2018 due to the effect of the Reorganization.

Note 22—Supplemental Cash Flow Information

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash paid for interest	$272,970	$188,346	$161,001
Cash paid (refunds received) for income taxes, net	$475,594	$32,457	$(2,059)
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$1,138,045	$884,876	$591,757
Unsettled portion of MSR acquisitions	$—	$—	$10,139
Operating right-of-use assets recognized	$14,128	$83,248	$—
Non-cash financing activity:
Mortgage servicing liabilities resulting from loan sales	$23,325	$37,988	$7,601
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$2,093	$1,757	$2,688
Issuance of common stock in settlement of directors' fees	$194	$233	$330

Note 23—Regulatory Capital and Liquidity Requirements

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

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

●	tangible net worth of $2.5 million plus 25 basis points of the UPB of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others;
●	before June 30, 2020, a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB (including nonperforming Agency loans that are in payment forbearance) in excess of 600 basis points; and
●	effective June 30, 2020, a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in COVID-19 pandemic-related forbearance but were current at the time they entered forbearance.

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2020		December 31, 2019
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$4,454,680	$633,331	$2,247,751	$585,674
Ginnie Mae – PLS	$3,794,112	$1,058,641	$1,907,398	$910,456
HUD – PLS	$3,794,112	$2,500	$1,907,398	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$506,096	$84,444	$257,794	$79,991
Ginnie Mae – PLS	$506,096	$215,722	$257,794	$216,119
Adjusted net worth / Total assets ratio
Ginnie Mae – PLS	12%	6%	19%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	14%	6%	22%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PennyMac’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 24—Segments

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

Financial performance and results by segment are as follows:

	Year ended December 31, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$2,297,108	$443,677	$2,740,785	$—	$2,740,785
Loan origination fees	285,551	—	285,551	—	285,551
Fulfillment fees from PennyMac Mortgage Investment Trust	222,200	—	222,200	—	222,200
Net loan servicing fees	—	439,448	439,448	—	439,448
Net interest income (expense):
Interest income	101,605	145,421	247,026	—	247,026
Interest expense	82,160	189,368	271,528	23	271,551
	19,445	(43,947)	(24,502)	(23)	(24,525)
Management fees	—	—	—	34,538	34,538
Other	695	1,584	2,279	5,321	7,600
Total net revenue	2,824,999	840,762	3,665,761	39,836	3,705,597
Expenses	860,878	578,618	1,439,496	25,492	1,464,988
Income before provision for income taxes	$1,964,121	$262,144	$2,226,265	$14,344	$2,240,609
Segment assets at year end	$7,870,398	$23,709,122	$31,579,520	$18,275	$31,597,795
(1)	All revenues are from external customers.

	Year ended December 31, 2019
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$635,464	$90,064	$725,528	$—	$725,528
Loan origination fees	174,156	—	174,156	—	174,156
Fulfillment fees from PennyMac Mortgage Investment Trust	160,610	—	160,610	—	160,610
Net loan servicing fees	—	293,665	293,665	—	293,665
Net interest income (expense):
Interest income	82,338	206,362	288,700	—	288,700
Interest expense	59,973	151,950	211,923	56	211,979
	22,365	54,412	76,777	(56)	76,721
Management fees	—	—	—	36,492	36,492
Other	1,289	2,643	3,932	6,300	10,232
Total net revenue	993,884	440,784	1,434,668	42,736	1,477,404
Expenses	466,050	455,535	921,585	26,375	947,960
Income before provision for income taxes	$527,834	$(14,751)	$513,083	$16,361	$529,444
Segment assets at year end	$4,836,472	$5,347,549	$10,184,021	$19,996	$10,204,017
(1)	All revenues are from external customers.

	Year ended December 31, 2018
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$141,959	$107,063	$249,022	$—	$249,022
Loan origination fees	101,641	—	101,641	—	101,641
Fulfillment fees from PennyMac Mortgage Investment Trust	81,350	—	81,350	—	81,350
Net loan servicing fees	—	445,393	445,393	—	445,393
Net interest income (expense):
Interest income	66,408	149,992	216,400	16	216,416
Interest expense	7,371	137,177	144,548	49	144,597
	59,037	12,815	71,852	(33)	71,819
Management fees	—	—	—	24,469	24,469
Carried Interest from Investment Funds	—	—	—	(365)	(365)
Other	2,008	2,650	4,658	5,516	10,174
Total net revenue	385,995	567,921	953,916	29,587	983,503
Expenses	298,729	395,619	694,348	22,584	716,932
Income before provision for income taxes and non-segment activities	87,266	172,302	259,568	7,003	266,571
Non-segment activities (2)	—	—	—	—	1,126
Income before provision for income taxes	$87,266	$172,302	$259,568	$7,003	$267,697
Segment assets at year end (3)	$2,434,897	$5,031,920	$7,466,817	$11,681	$7,478,498
(1)	All revenues are from external customers.

(2)	Represents repricing of Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement.

(3)	Excludes parent Company assets, which consist primarily of working capital of $75,000.

Note 25—Parent Company Information

The Company’s debt financing agreements require PLS, the Company’s indirect controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $500 million. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019

	(in thousands)
ASSETS
Cash	$19,013	$2,250
Investments in subsidiaries	3,918,583	2,443,407
Due from subsidiaries	580,069	100
Total assets	$4,517,665	$2,445,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured senior notes	$645,820	$—
Accounts payable and accrued expenses	14,590	—
Payable to subsidiaries	22,405	4,194
Income taxes payable	445,462	380,056
Total liabilities	1,128,277	384,250
Stockholders' equity	3,389,388	2,061,507
Total liabilities and stockholders' equity	$4,517,665	$2,445,757

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Revenues
Dividends from subsidiaries	$602,606	$36,376	$10,054
Net interest income (expense):
Interest income from subsidiary	15,830	—	—
Interest expense:
To non-affiliates	8,774	—	—
To subsidiary	83	153	32
	8,857	153	32
Net interest income (expense)	6,973	(153)	(32)
Total revenue	609,579	36,223	10,022
Expenses
Charitable contributions	2,314	—	—
Professional services	42	—	—
Other	327	—	—
Total expenses	2,683	—	—
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	606,896	36,223	10,022
Provision for income taxes	395,340	91,291	20,897
Income (loss) before equity in undistributed earnings of subsidiaries	211,556	(55,068)	(10,875)
Equity in undistributed earnings of subsidiaries	1,435,328	448,033	98,569
Net income	$1,646,884	$392,965	$87,694

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Cash flows from operating activities
Net income	$1,646,884	$392,965	$87,694
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(1,435,328)	(448,033)	(98,569)
Amortization of net debt issuance cost	225	—	—
(Increase) decrease in intercompany receivable	(574,518)	8,962	(3,737)
Increase in accounts payable and accrued expenses	14,590	—	—
Increase in payable to subsidiaries	18,211	—	—
Increase in income taxes payable	65,406	58,609	22,889
Net cash (used in) provided by operating activities	(264,530)	12,503	8,277
Cash flows from investing activities
Increase in investments in subsidiaries	—	—	(77)
Net cash used by investing activities	—	—	(77)
Cash flows from financing activities
Issuance of unsecured senior notes	650,000	—	—
Payment of debt issuance costs	(4,405)	—	—
Payment of dividend to common stock and Class A common stockholders	(30,947)	(9,708)	(10,054)
Issuance of common stock pursuant to exercise of stock options	9,389	5,145	803
Repurchase of common stock and Class A common stock	(337,479)	(1,056)	(1,554)
Payment of withholding taxes relating to stock-based compensation	(5,265)	(4,634)	—
Net cash provided by (used in) financing activities	281,293	(10,253)	(10,805)
Net increase (decrease) in cash (1)	16,763	2,250	(2,605)
Cash at beginning of year	2,250	—	2,605
Cash at end of year	$19,013	$2,250	$—
Suppemental cash flow information:
Non-cash financing activity:
Issuance of common stock in settlement of directors' fees	$194	$233	$330
(1)	The Company did not hold restricted cash during the years presented.

Note 26—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On February 2, 2021, the Company’s board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on February 25, 2021 to common shareholders of record as of February 12, 2021.

●	On February 2, 2021, the Company’s board of directors approved an increase to its stock repurchase authorization from $500 million to $1.0 billion of outstanding common stock.

●	On February 11, 2021, the Company issued $650 million in principal amount of 4.25% unsecured senior notes due 2029 (the “2029 Senior Notes”) that will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by its existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). Interest on the 2029 Senior Notes is payable semi-annually on February 15 and August 15 of each year, commenting on August 15, 2021. The 2029 Senior Notes mature on February 15, 2029.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
Chairman and
Chief Executive Officer
(Principal Executive Officer)

Dated: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	Chairman and Chief Executive Officer	February 25, 2021
David A. Spector	(Principal Executive Officer)

/s/ Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 25, 2021
Daniel S. Perotti	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	February 25, 2021
Gregory L. Hendry	(Principal Accounting Officer)

/s/ James Hunt	Director	February 25, 2021
James Hunt

Jonathon S. Jacobson	Director	February 25, 2021

/s/ Patrick Kinsella	Director	February 25, 2021
Patrick Kinsella

/s/ Anne D. McCallion	Director	February 25, 2021
Anne D. McCallion

/s/ Joseph Mazzella	Director	February 25, 2021
Joseph Mazzella

/s/ Farhad Nanji	Director	February 25, 2021
Farhad Nanji

/s/ Jeffrey Perlowitz	Director	February 25, 2021
Jeffrey Perlowitz

/s/ Lisa Shalett	Director	February 25, 2021
Lisa Shalett

/s/ Theodore Tozer	Director	February 25, 2021
Theodore Tozer

/s/ Emily Youssouf	Director	February 25, 2021
Emily Youssouf