Form 10-Q
period 2021-03-31
PennyMac Financial Services, Inc.
filed 2021-05-06
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2021
Common Stock, $0.0001 par value	66,734,198

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2021

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as COVID-19;

●	failure to modify, resell or refinance early buyout loans and or defaults of early buyout loans beyond our expectations;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in growing loan production volume;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity to support business growth including compliance with financial covenants;

●	changes in prevailing interest rates;

●	our substantial amount of indebtedness;

●	increases in loan delinquencies and defaults;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our recent growth;

●	our ability to effectively identify, manage, monitor and mitigate financial risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2021	2020

	(in thousands, except share amounts)
ASSETS
Cash	$441,870	$532,716
Short-term investments at fair value	24,850	15,217
Loans held for sale at fair value (includes $13,267,667 and $11,457,678 pledged to creditors)	13,385,789	11,616,400
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	—	80,862
Derivative assets	530,852	711,238
Servicing advances, net (includes valuation allowance of $156,315 and $181,433; $373,110 and $413,484 pledged to creditors)	550,150	579,528
Mortgage servicing rights at fair value (includes $3,265,073 and $2,577,964 pledged to creditors)	3,268,910	2,581,174
Operating lease right-of-use assets	74,795	74,934
Investment in PennyMac Mortgage Investment Trust at fair value	1,470	1,105
Receivable from PennyMac Mortgage Investment Trust	68,644	87,005
Loans eligible for repurchase	12,312,393	14,625,447
Other (includes $114,342 and $166,418 pledged to creditors)	638,257	692,169
Total assets	$31,297,980	$31,597,795
LIABILITIES
Assets sold under agreements to repurchase	$10,848,477	$9,654,797
Mortgage loan participation purchase and sale agreements	518,747	521,477
Obligations under capital lease	10,468	11,864
Notes payable secured by mortgage servicing assets	1,296,285	1,295,840
Unsecured senior notes	1,288,198	645,820
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	—	131,750
Derivative liabilities	68,557	42,638
Mortgage servicing liabilities at fair value	46,026	45,324
Accounts payable and accrued expenses	355,429	308,398
Operating lease liabilities	96,069	94,193
Payable to PennyMac Mortgage Investment Trust	164,469	140,306
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	35,165	35,165
Income taxes payable	751,855	622,700
Liability for loans eligible for repurchase	12,312,393	14,625,447
Liability for losses under representations and warranties	38,428	32,688
Total liabilities	27,830,566	28,208,407

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 66,961,401 and 70,905,532 shares, respectively	7	7
Additional paid-in capital	762,585	1,047,052
Retained earnings	2,704,822	2,342,329
Total stockholders' equity	3,467,414	3,389,388
Total liabilities and stockholders’ equity	$31,297,980	$31,597,795

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2021	2020

	(in thousands, except per share amounts)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$768,589	$266,366
From PennyMac Mortgage Investment Trust	(14,248)	77,916
	754,341	344,282
Loan origination fees:
From non-affiliates	95,845	53,591
From PennyMac Mortgage Investment Trust	8,192	3,980
	104,037	57,571
Fulfillment fees from PennyMac Mortgage Investment Trust	60,835	41,940
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	210,753	198,653
From PennyMac Mortgage Investment Trust	19,093	14,521
Other	29,599	28,755
	259,445	241,929
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	223,463	(1,035,213)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	(1,037)	14,522
Mortgage servicing rights hedging results	(442,151)	1,036,570
	(219,725)	15,879
Net loan servicing fees	39,720	257,808
Net interest (expense) income:
Interest income:
From non-affiliates	81,694	71,346
From PennyMac Mortgage Investment Trust	387	1,218
	82,081	72,564
Interest expense:
To non-affiliates	106,433	59,538
To PennyMac Mortgage Investment Trust	1,280	1,974
	107,713	61,512
Net interest (expense) income	(25,632)	11,052
Management fees from PennyMac Mortgage Investment Trust	8,449	9,055
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	401	(857)
Results of real estate acquired in settlement of loans	780	(707)
Other	1,755	1,681
Total net revenues	944,686	721,825
Expenses
Compensation	258,829	168,436
Loan origination	87,392	46,004
Technology	33,672	19,107
Servicing	19,183	42,166
Professional services	13,286	13,404
Occupancy and equipment	9,038	8,038
Other	17,278	9,940
Total expenses	438,678	307,095
Income before provision for income taxes	506,008	414,730
Provision for income taxes	129,140	108,487
Net income	$376,868	$306,243
Earnings per share
Basic	$5.45	$3.89
Diluted	$5.15	$3.73
Weighted average shares outstanding
Basic	69,113	78,689
Diluted	73,117	82,008
Dividend declared per share	$0.20	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	376,868	376,868
Stock-based compensation	707	—	4,001	—	4,001
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(4,653)	—	(288,519)	—	(288,519)
Common stock dividend ($0.20 per share)	—	—	—	(14,375)	(14,375)
Balance, March 31, 2021	66,961	$7	$762,585	$2,704,822	$3,467,414

	Quarter ended March 31, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2019	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	306,243	306,243
Stock-based compensation	912	—	10,185	—	10,185
Issuance of common stock in settlement of directors' fees	1	—	48	—	48
Repurchase of common stock	(238)	—	(4,121)	—	(4,121)
Common stock dividend ($0.12 per share)	—	—	—	(9,733)	(9,733)
Balance, March 31, 2020	79,190	$8	$1,341,219	$1,022,902	$2,364,129

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2021	2020

	(in thousands)
Cash flow from operating activities
Net income	$376,868	$306,243
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(754,341)	(344,282)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	(222,426)	1,020,691
Mortgage servicing rights hedging results	442,151	(1,036,570)
Capitalization of interest and advance on loans held for sale at fair value	(90,177)	(18,131)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	1,280	1,974
Amortization of debt issuance costs	7,297	2,209
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(365)	875
Results of real estate acquired in settlement in loans	(780)	707
Stock-based compensation expense	10,877	12,368
(Reversal of) Provision for servicing advance losses	(20,536)	3,806
Impairment of capitalized software	728	—
Depreciation and amortization	7,632	5,352
Amortization of right-of-use assets	3,382	2,985
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(18,420,615)	(14,509,209)
Origination of loans held for sale	(14,314,637)	(4,954,316)
Purchase of loans held for sale from non-affiliates	(1,443,255)	(620,859)
Purchase of loans from Ginnie Mae securities and early buyout investors for modification and subsequent sale	(4,355,102)	(2,299,262)
Sale to non-affiliates and principal payments of loans held for sale	37,268,200	19,337,017
Sale to PennyMac Mortgage Investment Trust of loans held for sale	—	2,246,127
Repurchase of loans subject to representations and warranties	(17,986)	(16,282)
Sale of real estate acquired in settlement of loans	4,946	9,459
Decrease in servicing advances	48,372	18,467
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	14,878	(10,133)
Decrease in other assets	22,912	628
Increase in accounts payable and accrued expenses	46,896	21,866
Decrease in operating lease liabilities	(4,066)	(3,469)
Increase (decrease) in payable to PennyMac Mortgage Investment Trust	10,696	(17,019)
Increase in income taxes payable	129,155	108,474
Net cash used in operating activities	(1,248,016)	(730,284)
Cash flow from investing activities
(Increase) decrease in short-term investments	(9,633)	72,727
Net change in assets purchased from PMT under agreement to resell	80,862	7,746
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(527,458)	942,005
Purchase of mortgage servicing rights	—	(24,104)
Purchase of furniture, fixtures, equipment and leasehold improvements	(2,738)	(994)
Acquisition of capitalized software	(10,056)	(14,108)
Decrease in margin deposits	245,505	132,953
Net cash (used in) provided by investing activities	(223,518)	1,116,225
Cash flow from financing activities
Sale of assets under agreements to repurchase	35,805,822	20,510,531
Repurchase of assets sold under agreements to repurchase	(34,613,141)	(20,205,416)
Issuance of mortgage loan participation purchase and sale certificates	6,339,539	5,273,329
Repayment of mortgage loan participation purchase and sale certificates	(6,342,269)	(5,242,527)
Repayment of obligations under capital lease	(1,396)	(2,665)
Issuance of unsecured senior notes	650,000	—
Repayment of excess servicing spread financing	(134,624)	(9,308)
Payment of debt issuance costs	(13,475)	(3,388)
Issuance of common stock pursuant to exercise of stock options	1,670	3,082
Payment of withholding taxes relating to stock-based compensation	(8,546)	(5,265)
Payment of dividend to holders of common stock	(14,375)	(9,733)
Repurchase of common stock	(288,519)	(4,121)
Net cash provided by financing activities	1,380,686	304,519
Net (decrease) increase in cash and restricted cash	(90,848)	690,460
Cash and restricted cash at beginning of quarter	532,781	188,578
Cash and restricted cash at end of quarter	$441,933	$879,038
Cash and restricted cash at end of quarter are comprised of the following:
Cash	$441,870	$878,826
Restricted cash included in Other assets	63	212
	$441,933	$879,038

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

PennyMac is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PennyMac’s mortgage banking activities consist of residential mortgage loan production and servicing. PennyMac’s investment management activities and a portion of its loan servicing activities are conducted on behalf of PennyMac Mortgage Investment Trust (“PMT”), a publicly-traded real estate mortgage investment trust that invests primarily in mortgage-related assets. PennyMac’s primary wholly owned subsidiaries are:

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

Note 2—Basis of Presentation and Recently Adopted Accounting Pronouncement

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2021. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment in and dividends received from PMT) totaled 9% and 22% of total net revenue for the quarters ended March 31, 2021 and 2020, respectively.

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has also agreed to allocate sufficient resources to target a recapture rate of 15%.

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
(ii)	$315 multiplied by the number of purchased loans that are sold to Fannie Mae and Freddie Mac up to the and including 16,500 per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus
(iii)	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

●	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT (primarily cash)	$—	$81,224
Mortgage servicing rights and excess servicing spread recapture incurred	(14,248)	(3,308)
	$(14,248)	$77,916
Sale of loans held for sale to PMT	$—	$2,246,127

Tax service fees earned from PMT included in Loan origination fees	$8,192	$3,980

Fulfillment fee revenue	$60,835	$41,940

Sourcing fees included in cost of loans purchased from PMT	$1,738	$4,161
Unpaid principal balance of loans purchased from PMT	$17,559,575	$13,870,280

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

Prime Servicing

●	The base servicing fees for non-distressed loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that non-distressed loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	Effective July 1, 2020, the Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month.

●	Because PMT has a small number of employees and limited infrastructure, the Company is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, the Company receives a supplemental servicing fee of $25 per month for each distressed loan. The Company is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Company in the performance of its servicing obligations.

●	The Company is also entitled to certain activity-based fees for distressed loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a full modification or liquidation and $500 for a deed-in-lieu of foreclosure. The Company is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per loan in any 18-month period.

●	To the extent the Company facilitates rentals of PMT's REO under its REO rental program, the Company collects an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to the Company’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if the Company provides property management services directly. The Company is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

●	Except as otherwise provided in the MSR recapture agreement, when the Company effects a refinancing of a loan on behalf of PMT and not through a third-party lender and the resulting loan is readily saleable, or the Company originates a loan to facilitate the disposition of a REO, the Company is entitled to receive from PMT market-based fees and compensation consistent with pricing and terms the Company offers unaffiliated parties on a retail basis.

●	The Company is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan; provided, however, that with respect to any such incentive payments paid to the Company in connection with a loan modification for which PMT previously paid the Company a modification fee, the Company is required to reimburse PMT an amount equal to the incentive payments.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$543	$536
Distressed loans	137	300
Mortgage servicing rights	18,413	13,685
	$19,093	$14,521

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which PMT’s “net income” for the quarter exceeds (i) an 8% return on equity plus the “high watermark,” up to (ii) a 12% return on PMT’s “equity”; plus (b) 15% of the amount by which PMT’s “net income” for the quarter exceeds (i) a 12% return on PMT’s “equity” plus the “high watermark,” up to (ii) a 16% return on PMT’s “equity”; plus (c) 20% of the amount by which PMT’s “net income” for the quarter exceeds a 16% return on “equity” plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Base management	$8,449	$9,055
Performance incentive	—	—
	$8,449	$9,055

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

On June 30, 2020, the Management Agreement was amended and restated for a term of five years (the “2020 Management Agreement”). The terms of the 2020 Management Agreement are materially consistent with those of the prior management agreement, except that, effective July 1, 2020, PMT’s reimbursement of PCM’s and its affiliates’ compensation expenses was increased from $120,000 to $165,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$571	$1,540
Compensation	165	120
Expenses incurred on PMT's behalf, net	1,336	1,271
	$2,072	$2,931
Payments and settlements during the quarter (1)	$112,741	$33,683
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

Investing Activities

Master Repurchase Agreement

On December 19, 2016, the Company, through PLS, entered into a master repurchase agreement with one of PMT’s wholly-owned subsidiaries, PennyMac Holdings, LLC (“PMH”) (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from the Company for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and PennyMac, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility). In the first quarter of 2021, PLS repurchased the ESS from PMH at fair market value, effectively terminating the borrowing arrangements allowing PMH to finance its participation certificates representing beneficial ownership in ESS. Such ESS is now included in PLS's participation certificates representing beneficial ownership in ESS.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$387	$1,218
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$401	$(857)

	March 31,	December 31,
	2021	2020

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$80,862
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,470	$1,105
Number of shares	75	75

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

During the quarter ended March 31, 2021, the Company repurchased ESS from PMT and repaid its outstanding ESS financing payable to PMT.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Excess servicing spread financing:
Balance at beginning of quarter	$131,750	$178,586
Issuance pursuant to recapture agreement	557	379
Accrual of interest	1,280	1,974
Repayment	(134,624)	(9,308)
Change in fair value	1,037	(14,522)
Balance at end of quarter	$—	$157,109
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$614	$381

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2021	2020

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$23,325	$38,142
Fulfillment fees	17,347	20,873
Correspondent production fees	12,937	13,065
Management fees	8,449	8,686
Servicing fees	6,586	6,213
Interest on assets purchased under agreements to resell	—	26
	$68,644	$87,005
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$156,948	$132,154
Mortgage servicing rights recapture payable	—	296
Other	7,521	7,856
	$164,469	$140,306

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

The Company has recorded $35.2 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2021 and December 31, 2020. The Company did not make any payments during the quarters ended March 31, 2021 and 2020.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Cash flows:
Sales proceeds	$37,268,200	$19,337,017
Servicing fees received (1)	$195,782	$166,556
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	March 31,	December 31,
	2021	2020

	(in thousands)
Unpaid principal balance of loans outstanding	$211,289,054	$199,655,361
Delinquencies (1):
30-89 days	$4,045,731	$6,041,366
90 days or more:
Not in foreclosure	$15,506,434	$17,799,621
In foreclosure	$539,603	$581,683
Foreclosed	$9,207	$10,893
Bankruptcy	$1,204,192	$1,230,696
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,695,953	$2,626,617
90 days or more	10,022,093	12,181,174
	$11,718,046	$14,807,791
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	March 31, 2021
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$211,289,054	$—	$211,289,054
Purchased	36,252,669	—	36,252,669
	247,541,723	—	247,541,723
PennyMac Mortgage Investment Trust	—	188,324,162	188,324,162
Loans held for sale	12,959,016	—	12,959,016
	$260,500,739	$188,324,162	$448,824,901
Delinquent loans (1):
30 days	$3,407,163	$664,887	$4,072,050
60 days	1,668,346	267,050	1,935,396
90 days or more:
Not in foreclosure	18,900,569	3,827,814	22,728,383
In foreclosure	699,268	31,423	730,691
Foreclosed	10,790	24,320	35,110
	$24,686,136	$4,815,494	$29,501,630
Bankruptcy	$1,647,331	$158,684	$1,806,015
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$1,109,541	$226,321	$1,335,862
60 days	1,035,462	198,455	1,233,917
90 days or more	12,828,212	3,046,256	15,874,468
	$14,973,215	$3,471,032	$18,444,247
Custodial funds managed by the Company (2)	$12,007,827	$6,571,084	$18,578,911
(1)	Includes delinquent loans in COVID-19 related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$199,655,361	$—	$199,655,361
Purchased	41,612,940	—	41,612,940
	241,268,301	—	241,268,301
PennyMac Mortgage Investment Trust	—	174,418,591	174,418,591
Loans held for sale	11,063,938	—	11,063,938
	$252,332,239	$174,418,591	$426,750,830
Delinquent loans (1):
30 days	$5,217,949	$901,965	$6,119,914
60 days	2,393,267	348,416	2,741,683
90 days or more:
Not in foreclosure	21,781,226	4,473,217	26,254,443
In foreclosure	751,586	33,312	784,898
Foreclosed	12,938	37,131	50,069
	$30,156,966	$5,794,041	$35,951,007
Bankruptcy	$1,698,418	$153,179	$1,851,597
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$1,745,257	$334,498	$2,079,755
60 days	1,479,753	259,019	1,738,772
90 days or more	14,904,052	3,690,505	18,594,557
	$18,129,062	$4,284,022	$22,413,084
Custodial funds managed by the Company (2)	$10,660,517	$6,086,725	$16,747,242
(1)	Includes delinquent loans in COVID-19 related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2021	2020

	(in thousands)
California	$63,423,866	$60,591,363
Florida	37,181,908	35,360,190
Texas	36,781,005	34,591,419
Virginia	27,728,760	26,209,701
Maryland	21,105,934	19,974,809
All other states	262,603,428	250,023,348
	$448,824,901	$426,750,830

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$24,850	$—	$—	$24,850
Loans held for sale at fair value	—	8,183,724	5,202,065	13,385,789
Derivative assets:
Interest rate lock commitments	—	—	362,923	362,923
Forward purchase contracts	—	14,318	—	14,318
Forward sales contracts	—	333,198	—	333,198
MBS put options	—	99,670	—	99,670
Swaption purchase contracts	—	50,973	—	50,973
Put options on interest rate futures purchase contracts	27,133	—	—	27,133
Call options on interest rate futures purchase contracts	1,539	—	—	1,539
Total derivative assets before netting	28,672	498,159	362,923	889,754
Netting	—	—	—	(358,902)
Total derivative assets	28,672	498,159	362,923	530,852
Mortgage servicing rights at fair value	—	—	3,268,910	3,268,910
Investment in PennyMac Mortgage Investment Trust	1,470	—	—	1,470
	$54,992	$8,681,883	$8,833,898	$17,211,871
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$24,983	$24,983
Forward purchase contracts	—	192,793	—	192,793
Forward sales contracts	—	32,729	—	32,729
MBS put options	—	34,873	—	34,873
Put options on interest rate futures sale contracts	15,881	—	—	15,881
Call options on interest rate futures sale contracts	1,061	—	—	1,061
Total derivative liabilities before netting	16,942	260,395	24,983	302,320
Netting	—	—	—	(233,763)
Total derivative liabilities	16,942	260,395	24,983	68,557
Mortgage servicing liabilities at fair value	—	—	46,026	46,026
	$16,942	$260,395	$71,009	$114,583

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$15,217	$—	$—	$15,217
Loans held for sale at fair value	—	6,941,231	4,675,169	11,616,400
Derivative assets:
Interest rate lock commitments	—	—	679,961	679,961
Forward purchase contracts	—	133,267	—	133,267
Forward sales contracts	—	1,451	—	1,451
MBS put options	—	14,302	—	14,302
Swaption purchase contracts	—	11,939	—	11,939
Put options on interest rate futures purchase contracts	5,520	—	—	5,520
Call options on interest rate futures purchase contracts	1,391	—	—	1,391
Total derivative assets before netting	6,911	160,959	679,961	847,831
Netting	—	—	—	(136,593)
Total derivative assets	6,911	160,959	679,961	711,238
Mortgage servicing rights at fair value	—	—	2,581,174	2,581,174
Investment in PennyMac Mortgage Investment Trust	1,105	—	—	1,105
	$23,233	$7,102,190	$7,936,304	$14,925,134
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$131,750	$131,750
Derivative liabilities:
Interest rate lock commitments	—	—	2,935	2,935
Forward purchase contracts	—	1,276	—	1,276
Forward sales contracts	—	251,149	—	251,149
Total derivative liabilities before netting	—	252,425	2,935	255,360
Netting	—	—	—	(212,722)
Total derivative liabilities	—	252,425	2,935	42,638
Mortgage servicing liabilities at fair value	—	—	45,324	45,324
	$—	$252,425	$180,009	$219,712

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended March 31, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	4,156,681	477,933	—	4,634,614
Capitalization of interest and advances	90,165	—	—	90,165
Sales and repayments	(928,901)	—	—	(928,901)
Mortgage servicing rights resulting from loan sales	—	—	470,533	470,533
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	48,154	—	—	48,154
Other factors	—	(179,613)	217,203	37,590
	48,154	(179,613)	217,203	85,744
Transfers from Level 3 to Level 2	(2,839,121)	—	—	(2,839,121)
Transfers to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers to loans held for sale	—	(637,406)	—	(637,406)
Balance, March 31, 2021	$5,202,065	$337,940	$3,268,910	$8,808,915
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2021	$104,132	$337,940	$217,203	$659,275
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Repayments	(134,624)	—	(134,624)
Mortgage servicing liabilities resulting from loan sales	—	6,962	6,962
Changes in fair value included in income	1,037	(6,260)	(5,223)
Balance, March 31, 2021	$—	$46,026	$46,026
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2021	$—	$(6,260)	$(6,260)

	Quarter ended March 31, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, March 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	1,641,231	341,980	—	25,760	2,008,971
Capitalization of interest and advances	18,027	—	—	—	18,027
Sales and repayments	(738,928)	—	—	—	(738,928)
Mortgage servicing rights resulting from loan sales	—	—	—	282,315	282,315
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(7,523)	—	—	—	(7,523)
Other factors	—	199,918	—	(1,041,168)	(841,250)
	(7,523)	199,918	—	(1,041,168)	(848,773)
Transfers from Level 3 to Level 2	(489,407)	—	—	—	(489,407)
Transfers to real estate acquired in settlement of loans	(691)	—	—	—	(691)
Transfers to loans held for sale	—	(363,354)	—	—	(363,354)
Balance, March 31, 2020	$806,587	$315,194	$8,187	$2,193,697	$3,323,665
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2020	$(11,856)	$315,194	$—	$(1,041,168)	$(737,830)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, March 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	379	—	379
Accrual of interest	1,974	—	1,974
Repayments	(9,308)	—	(9,308)
Mortgage servicing liabilities resulting from loan sales	—	6,576	6,576
Changes in fair value included in income	(14,522)	(5,955)	(20,477)
Balance, March 31, 2020	$157,109	$29,761	$186,870
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2020	$(14,522)	$(5,955)	$(20,477)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2021			2020
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

Assets:
Loans held for sale	$650,119	$—	$650,119	$398,718	$—	$398,718
Mortgage servicing rights	—	217,203	217,203	—	(1,041,168)	(1,041,168)
	$650,119	$217,203	$867,322	$398,718	$(1,041,168)	$(642,450)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$(1,037)	$(1,037)	$—	$14,522	$14,522
Mortgage servicing liabilities	—	6,260	6,260	—	5,955	5,955
	$—	$5,223	$5,223	$—	$20,477	$20,477

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	March 31, 2021			December 31, 2020
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$13,013,597	$12,580,255	$433,342	$11,304,308	$10,743,814	$560,494
90 days or more delinquent:
Not in foreclosure	340,185	344,853	(4,668)	275,419	280,595	(5,176)
In foreclosure	32,007	33,908	(1,901)	36,673	39,529	(2,856)
	$13,385,789	$12,959,016	$426,773	$11,616,400	$11,063,938	$552,462

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2021	$—	$—	$2,568	$2,568
December 31, 2020	$—	$—	$1,450	$1,450

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Real estate acquired in settlement of loans	$(412)	$(3,980)

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

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these assets and liabilities other than the 2018-GTI Term Notes and 2018-GT2 Term Notes included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the Notes payable secured by mortgage servicing assets and the Unsecured senior notes based on non-affiliate broker indications of fair value. The fair value and carrying value of these notes are summarized below:

	March 31, 2021		December 31, 2020
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,296,344	$1,296,285	$1,268,304	$1,295,840
Unsecured senior notes	$1,290,250	$1,288,198	$685,750	$645,820

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial, investment, operating and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2021	December 31, 2020
Fair value (in thousands)	$5,202,065	$4,675,169
Key inputs (1):
Discount rate:
Range	2.6% – 9.2%	2.8% – 9.2%
Weighted average	2.6%	2.8%
Twelve-month projected housing price index change:
Range	3.9% – 4.9%	2.7% – 3.5%
Weighted average	4.4%	3.0%
Voluntary prepayment/resale speed (2):
Range	0.3% – 29.5%	0.4% – 31.3%
Weighted average	21.2%	21.9%
Total prepayment speed (3):
Range	0.3% – 40.2%	0.5% – 42.9%
Weighted average	28.1%	29.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments/resale and default rates.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2021	December 31, 2020
Fair value (in thousands) (1)	$337,940	$677,026
Key inputs (2):
Pull-through rate:
Range	8.0% – 100%	10.1% – 100%
Weighted average	85.5%	82.7%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	(10.0) – 6.4	0.7 – 5.3
Weighted average	4.1	3.6
Percentage of loan commitment amount
Range	(2.1)% – 3.2%	0.1% – 2.6%
Weighted average	1.3%	1.2%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment rates, and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2021	2020

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$470,533	$282,315
Unpaid principal balance of underlying loans	$34,943,254	$18,330,384
Weighted average servicing fee rate (in basis points)	34	40
Key inputs (1):
Pricing spread (2):
Range	8.0% – 16.9%	6.8% – 15.6%
Weighted average	9.6%	8.2%
Annual total prepayment speed (3):
Range	6.2% – 12.9%	9.1% – 49.8%
Weighted average	7.8%	14.5%
Equivalent average life (in years):
Range	4.1 – 9.0	1.5 – 7.8
Weighted average	8.5	5.9
Per-loan annual cost of servicing:
Range	$81 – $117	$77 – $100
Weighted average	$104	$97
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2021	December 31, 2020

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 3,268,910	$ 2,581,174
Pool characteristics:
Unpaid principal balance of underlying loans	$ 244,367,930	$ 238,410,809
Weighted average note interest rate	3.5%	3.6%
Weighted average servicing fee rate (in basis points)	34	35
Key inputs (1):
Pricing spread (2):
Range	6.8% – 16.8%	8.0% – 17.6%
Weighted average	9.2%	10.1%
Effect on fair value of:
5% adverse change	($58,358)	($46,356)
10% adverse change	($114,643)	($90,936)
20% adverse change	($221,392)	($175,137)
Annual total prepayment speed (3):
Range	7.2% – 31.1%	10.1% – 32.9%
Weighted average	9.8%	13.7%
Equivalent average life (in years):
Range	2.9 – 8.4	2.3 – 7.7
Weighted average	7.2	6.0
Effect on fair value of:
5% adverse change	($64,416)	($66,536)
10% adverse change	($126,698)	($130,253)
20% adverse change	($245,247)	($249,843)
Annual per-loan cost of servicing:
Range	$79 – $118	$79 – $117
Weighted average	$108	$107
Effect on fair value of:
5% adverse change	($30,559)	($25,482)
10% adverse change	($61,117)	($50,964)
20% adverse change	($122,235)	($101,929)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally discourage mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing the fair value of this financing. Changes in the fair value of ESS are included in Net loan servicing fees—Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust. During the quarter ended March 31, 2021, the Company repaid its outstanding ESS financing payable to PMT.

Following are the key inputs used in determining the fair value of ESS financing:

December 31,
2020
Fair value (in thousands)	$ 131,750
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 15,833,050
Average servicing fee rate (in basis points)	34
Average excess servicing spread (in basis points)	19
Key inputs (1):
Pricing spread (2):
Range	4.9% – 5.3%
Weighted average	5.1%
Annual total prepayment speed (3):
Range	9.6% – 18.3%
Weighted average	11.7%
Equivalent average life (in years):
Range	2.3 – 6.6
Weighted average	5.8
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

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

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2021	2020
Fair value (in thousands)	$46,026	$45,324
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$3,173,793	$2,857,492
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.9%	7.6%
Annual total prepayment speed (2)	30.5%	33.3%
Equivalent average life (in years)	3.8	3.2
Annual per-loan cost of servicing	$293	$305
(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	March 31,	December 31,
Loan type	2021	2020

	(in thousands)
Government-insured or guaranteed	$6,722,768	$5,683,786
Conventional conforming	1,460,956	1,257,445
Purchased from Ginnie Mae pools serviced by the Company	5,182,311	4,661,378
Repurchased pursuant to representations and warranties	19,754	13,791
	$13,385,789	$11,616,400
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$12,726,461	$10,912,178
Mortgage loan participation purchase and sale agreements	541,206	545,500
	$13,267,667	$11,457,678

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s operations are IRLCs that are created when the Company commits to purchase or originate a loan for sale.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	17,668,145	$362,923	$24,983	20,624,535	$679,961	$2,935
Used for hedging purposes (2):
Forward purchase contracts	34,644,744	14,318	192,793	31,689,543	133,267	1,276
Forward sales contracts	52,739,511	333,198	32,729	50,438,967	1,451	251,149
MBS put options	11,750,000	99,670	34,873	12,025,000	14,302	—
Swaption purchase contracts	7,150,000	50,973	—	3,375,000	11,939	—
Put options on interest rate futures purchase contracts	6,950,000	27,133	—	4,750,000	5,520	—
Call options on interest rate futures purchase contracts	2,500,000	1,539	—	850,000	1,391	—
Put options on interest rate futures sale contracts	4,100,000	—	15,881	—	—	—
Call options on interest rate futures sale contracts	1,575,000	—	1,061	—	—	—
Treasury futures purchase contracts	830,000	—	—	1,065,000	—	—
Treasury futures sale contracts	1,705,000	—	—	1,555,000	—	—
Interest rate swap futures purchase contracts	4,240,000	—	—	4,801,700	—	—
Interest rate swap futures sale contracts	750,000	—	—	711,700	—	—
Total derivatives before netting		889,754	302,320		847,831	255,360
Netting		(358,902)	(233,763)		(136,593)	(212,722)
		$530,852	$68,557		$711,238	$42,638
Deposits (received from) placed with derivative counterparties, net		$(125,139)			$76,129
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of the derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

Derivative Balances and Netting of Financial Instruments

The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	March 31, 2021			December 31, 2020
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$362,923	$—	$362,923	$679,961	$—	$679,961
Derivatives subject to master netting arrangements:
Forward purchase contracts	14,318	—	14,318	133,267	—	133,267
Forward sale contracts	333,198	—	333,198	1,451	—	1,451
MBS put options	99,670	—	99,670	14,302	—	14,302
Swaption purchase contracts	50,973	—	50,973	11,939	—	11,939
Put options on interest rate futures purchase contracts	27,133	—	27,133	5,520	—	5,520
Call options on interest rate futures purchase contracts	1,539	—	1,539	1,391	—	1,391
Netting	—	(358,902)	(358,902)	—	(136,593)	(136,593)
	526,831	(358,902)	167,929	167,870	(136,593)	31,277
	$889,754	$(358,902)	$530,852	$847,831	$(136,593)	$711,238

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2021				December 31, 2020
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$362,923	$—	$—	$362,923	$679,961	$—	$—	$679,961
JPMorgan Chase Bank, N.A.	56,606	—	—	56,606	17,149	—	—	17,149
Morgan Stanley Bank, N.A.	53,548	—	—	53,548	2,443	—	—	2,443
Wells Fargo Bank, N.A.	18,524	—	—	18,524	—	—	—	—
RJ O'Brien	11,730	—	—	11,730	6,910	—	—	6,910
Bank of America, N.A.	10,013	—	—	10,013	—	—	—	—
Citibank, N.A.	9,685	—	—	9,685	2,026	—	—	2,026
Goldman Sachs	4,203	—	—	4,203	—	—	—	—
Others	3,620	—	—	3,620	2,749	—	—	2,749
	$530,852	$—	$—	$530,852	$711,238	$—	$—	$711,238

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2021			December 31, 2020
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$24,983	$—	$24,983	$2,935	$—	$2,935
Derivatives subject to a master netting arrangement:
Forward purchase contracts	192,793	—	192,793	1,276	—	1,276
Forward sale contracts	32,729	—	32,729	251,149	—	251,149
MBS put options	34,873	—	34,873	—	—	—
Put options on interest rate futures sale contracts	15,881	—	15,881	—	—	—
Call options on interest rate futures sale contracts	1,061	—	1,061	—	—	—
Netting	—	(233,763)	(233,763)	—	(212,722)	(212,722)
	277,337	(233,763)	43,574	252,425	(212,722)	39,703
Total derivatives	302,320	(233,763)	68,557	255,360	(212,722)	42,638
Assets sold under agreements to repurchase:
Amount outstanding	10,856,677	—	10,856,677	9,663,995	—	9,663,995
Unamortized debt issuance costs	(8,200)	—	(8,200)	(9,198)	—	(9,198)
	10,848,477	—	10,848,477	9,654,797	—	9,654,797
	$11,150,797	$(233,763)	$10,917,034	$9,910,157	$(212,722)	$9,697,435

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

	March 31, 2021				December 31, 2020
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$24,983	$—	$—	$24,983	$2,935	$—	$—	$2,935
Credit Suisse First Boston Mortgage Capital LLC	2,824,198	(2,805,703)	—	18,495	3,947,752	(3,943,149)	—	4,603
JPMorgan Chase Bank, N.A.	2,841,831	(2,841,831)	—	—	2,752,279	(2,752,279)	—	—
Bank of America, N.A.	1,317,580	(1,317,580)	—	—	634,523	(626,550)	—	7,973
Goldman Sachs	895,437	(895,437)	—	—	—	—	—	—
Citibank, N.A.	787,322	(787,322)	—	—	505,625	(505,625)	—	—
Barclays Capital	738,528	(730,340)	—	8,188	596,729	(596,729)	—	—
Morgan Stanley Bank, N.A.	562,172	(562,172)	—	—	331,546	(331,546)	—	—
Royal Bank of Canada	434,487	(434,487)	—	—	406,348	(406,348)	—	—
BNP Paribas	308,754	(308,754)	—	—	337,823	(336,545)	—	1,278
Wells Fargo Bank, N.A.	173,051	(173,051)	—	—	169,085	(165,224)	—	3,861
Mizuho Securities	8,107	—	—	8,107	6,491	—	—	6,491
Nomura Securities International, Inc.	2,264	—	—	2,264	—	—	—	—
Mitsubishi UFJ Securities	3,305	—	—	3,305	—	—	—	—
Federal Home Loan Mortgage Corporation	—	—	—	—	12,928	—	—	12,928
Others	3,215	—	—	3,215	2,569	—	—	2,569
	$10,925,234	$(10,856,677)	$—	$68,557	$9,706,633	$(9,663,995)	$—	$42,638

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2021	2020

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(339,086)	$178,543
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$462,538	$(225,557)
Mortgage servicing rights	Net loan servicing fees–Hedging results	$(442,151)	$1,036,570
(1)	Represents net (decrease) increase in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loans are shown in the rollforward of IRLCs for the quarter in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Balance at beginning of quarter	$2,581,174	$2,926,790
Additions:
Resulting from loan sales	470,533	282,315
Purchases	—	25,760
	470,533	308,075
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	312,890	(915,862)
Other changes in fair value (2)	(95,687)	(125,306)
Total change in fair value	217,203	(1,041,168)
Balance at end of quarter	$3,268,910	$2,193,697

	March 31,	December 31,
	2021	2020

	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$3,265,073	$2,577,964
(1)	Principally reflects changes in discount rate, prepayment speed and servicing cost inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Balance at beginning of quarter	$45,324	$29,140
Mortgage servicing liabilities resulting from loan sales	6,962	6,576
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	6,764	4,432
Other changes in fair value (2)	(13,024)	(10,387)
Total change in fair value	(6,260)	(5,955)
Balance at end of quarter	$46,026	$29,761

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Contractual servicing fees	$210,753	$198,653
Other fees:
Late charges	7,931	12,613
Other	7,854	4,850
	$226,538	$216,116

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2021	2020

Lease expense:
Operating leases	$4,366	$3,932
Short-term leases	50	256
Net lease expense included in Occupancy and equipment	$4,416	$4,188

Other information:
Payments for operating leases	$5,036	$4,440
Operating lease right-of-use assets recognized	$3,243	$1,534
Period end weighted averages:
Remaining lease term (in years)	6.2	6.9
Discount rate	4.1%	4.3%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2022	$19,690
2023	18,526
2024	17,488
2025	15,765
2026	14,933
Thereafter	24,065
Total lease payments	110,467
Less imputed interest	(14,398)
Operating lease liability	$96,069

Note 11—Other Assets

Other assets are summarized below:

	March 31,	December 31,
	2021	2020

	(in thousands)
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$102,270	$153,054
Margin deposits	89,417	116,881
Capitalized software, net	85,371	81,434
Furniture, fixture, equipment and building improvements, net	32,714	32,217
Real estate acquired in settlement of loans	9,616	12,158
Other	318,869	296,425
	$638,257	$692,169
Deposits pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$102,270	$153,054
Assets pledged to secure Obligation under capital lease:
Capitalized software, net	6,778	7,675
Furniture, fixture, equipment and building improvements, net	5,294	5,689
	$114,342	$166,418

Note 12—Short-Term Borrowings

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2021.

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

On April 1, 2020, the Company issued a series of variable funding notes, the Series 2020-SPIADVF1 Notes (“GMSR Servicing Advance Notes”), to be sold under agreement to repurchase pursuant to a Master Repurchase Agreement, dated as of April 1, 2020, with Credit Suisse First Boston Mortgage Capital LLC, acting as administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch, as buyer (the “GMSR Servicing Advances Repurchase Agreement”).

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

The borrowing capacity under the GMSR Servicing Advances Repurchase Agreement, shared with VFN financing capacity, is $600 million, all of which is committed and may be used to finance the servicing advances related to delinquent FHA, VA, and USDA loans, including delinquencies caused by forbearance provided to the borrower in accordance with the CARES Act. The VFN is described in Note 4—Related Party Transactions—Investing Activities.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2021	2020

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$8,432,579	$3,139,328
Weighted average interest rate (1)	2.17%	3.07%
Total interest expense	$52,179	$25,684
Maximum daily amount outstanding	$10,856,677	$4,446,795

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$10,856,677	$9,663,995
Unamortized debt issuance costs	(8,200)	(9,198)
	$10,848,477	$9,654,797
Weighted average interest rate	1.93%	1.90%
Available borrowing capacity (2):
Committed	$67,463	$372,803
Uncommitted	3,700,860	2,163,202
	$3,768,323	$2,536,005
Fair value of assets securing repurchase agreements:
Loans held for sale	$12,726,461	$10,912,178
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$80,862
Servicing advances (3)	$373,110	$413,484
Mortgage servicing rights (3)	$3,105,051	$2,490,267
Deposits (3)	$102,270	$153,054
Margin deposits placed with counterparties (4)	$10,875	$5,625
(1)	Excludes the effect of amortization of net issuance costs of $6.2 million and $1.6 million for the quarters ended March 31, 2021 and 2020, respectively,
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, and the Term Notes described in Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2021	Unpaid principal balance
(dollars in thousands)
Within 30 days	$2,712,890
Over 30 to 90 days	5,075,748
Over 90 to 180 days	428,639
Over 180 days to one year	2,639,400
Total assets sold under agreements to repurchase	$10,856,677
Weighted average maturity (in months)	5.1

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2021:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$2,069,444	April 23, 2021	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC	$592,940	April 18, 2021	April 23, 2021
Bank of America, N.A.	$501,873	May 3, 2021	June 9, 2021
JP Morgan Chase Bank, N.A.	$282,086	November 1, 2021	September 30, 2022
JP Morgan Chase Bank, N.A.	$15,597	April 7, 2021	April 7, 2021
BNP Paribas	$252,959	June 14, 2021	July 30, 2021
Barclays Bank PLC	$94,629	June 19, 2021	November 3, 2022
Goldman Sachs	$53,150	June 7, 2021	December 23, 2022
Citibank, N.A.	$41,738	June 16, 2021	August 3, 2021
Morgan Stanley Bank, N.A.	$33,515	June 16, 2021	November 2, 2022
Royal Bank of Canada	$30,200	July 19, 2021	March 14, 2022
Wells Fargo Bank, N.A.	$20,988	June 11, 2021	October 6, 2022
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2021	2020

	(dollars in thousands)
Average balance	$276,561	$247,811
Weighted average interest rate (1)	1.34%	2.64%
Total interest expense	$1,095	$1,810
Maximum daily amount outstanding	$528,844	$530,220
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 and $173,000 for the quarters ended March 31, 2021 and 2020, respectively.

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$518,747	$521,477
Unamortized debt issuance costs	—	—
	$518,747	$521,477
Weighted average interest rate	1.36%	1.39%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$541,206	$545,500

Corporate Revolving Line of Credit

The Company, through its subsidiary PennyMac, entered into an amended and restated credit agreement on November 18, 2016, as amended (the “Credit Agreement”) under which PennyMac established a revolving line of credit in an amount not to exceed $150 million. PennyMac did not borrow under the revolving line of credit during the periods presented and terminated the Credit Agreement on September 29, 2020 concurrent with the issuance the Unsecured Senior Notes described below.

Note 13—Long-Term Debt

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2021	2020

	(dollars in thousands)
Average balance	$11,340	$19,406
Weighted average interest rate	2.13%	3.36%
Total interest expense	$59	$167
Maximum daily amount outstanding	$11,864	$20,810

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Unpaid principal balance	$10,468	$11,864
Weighted average interest rate	2.11%	2.15%
Assets pledged to secure obligations under capital lease:
Capitalized software	$6,778	$7,675
Furniture, fixtures and equipment	$5,294	$5,689

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

The Company, through the Issuer Trust described in Note 4—Related Party Transactions—Investing Activities, issued term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae MSRs and ESS that are financed pursuant to the GNMA MSR Facility.

Following is a summary of the issued and outstanding Term Notes:

Issuance date	Principal balance	Stated interest rate (1)	Stated Maturity date (2)
	(in thousands)	(Annual)
February 28, 2018 (the "GT1 Notes")	$650,000	2.85%	2/25/2023
August 10, 2018 (the "GT2 Notes")	650,000	2.65%	8/25/2023
	$1,300,000
(1)	Spread over one-month LIBOR.

(2)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after the stated maturity.

MSR Note Payable

On February 1, 2018, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on March 31, 2023. The maximum amount that the Company may borrow under the note payable is $600 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the VFN. The Company did not borrow under this note payable during the periods presented.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended March 31,
	2021	2020

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000
Weighted average interest rate (1)	2.88%	4.43%
Total interest expense	$9,888	$14,846
(1)	Excludes the effect of amortization of debt issuance costs totaling $544,000 and $445,000 for the quarters ended March 31, 2021 and 2020, respectively.

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(3,715)	(4,160)
	$1,296,285	$1,295,840
Weighted average interest rate	2.87%	2.93%
Assets pledged to secure notes payable (1):
Servicing advances	$373,110	$413,484
Mortgage servicing rights	$3,047,056	$2,421,326
Deposits	$102,270	$153,054
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

Unsecured Senior Notes

The Company issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The Unsecured Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any future subordinated indebtedness of the Company, equally in right of payment with all existing and future senior indebtedness of the Company and effectively subordinated to any future secured indebtedness of the Company to the extent of the fair value of collateral securing such indebtedness.

The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of PFSI’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries). The guarantees are senior unsecured obligations of the guarantors and will rank senior in right of payment to any future subordinated indebtedness of the guarantors, equally in right of payment with all existing and future senior indebtedness of the guarantors and effectively subordinated to any future secured indebtedness of the guarantors to the extent of the fair value of collateral securing such indebtedness. The Unsecured Notes and the guarantees are structurally subordinated to the indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Unsecured Notes.

Following is a summary of the Unsecured Notes issued:

Issuance date	Principal balance	Coupon rate	Maturity date
	(in thousands)	(Annual)
September 29, 2020	$500,000	5.38%	October 15, 2025
October 19, 2020	150,000	5.38%	October 15, 2025
February 11, 2021	650,000	4.25%	February 15, 2029
	$1,300,000

Before October 15, 2022 or February 15, 2024 for the Unsecured Note issued during 2020 and 2021, respectively, the Company may, at its option redeem earlier in accordance with the terms of the Unsecured Notes:

●	some or all of the Unsecured Notes at a price equal to 100% of the principal amount of the Unsecured Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium; and
●	up to 40% of the aggregate principal amount of the Unsecured Notes with an amount equal to or less than the net proceeds from certain equity offerings at a redemption price of 105.375% and 104.25% for the Unsecured Notes issued during 2020, and 2021, respectively, plus accrued and unpaid interest to, but excluding, the redemption date.
●	If a “change of control” (as defined in the indenture under which the Unsecured Notes were issued) occurs, the holders of the Unsecured Notes may require the Company to purchase for cash all or a portion of their Unsecured Notes at a purchase price equal to 101% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

Quarter ended
March 31, 2021
(dollars in thousands)
Average balance	$1,003,889
Weighted average coupon rate (1)	4.91%
Total interest expense	$12,670
(1)	Excludes the effect of amortization of debt issuance costs totaling $347,000.

	March 31,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$650,000
Unamortized debt issuance costs, net of issuance premiums	(11,802)	(4,180)
	$1,288,198	$645,820
Weighted average coupon rate	4.81%	5.38%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Twelve months ended March 31,
	2022	2023	2024	2025	2026	Thereafter	Total

	(in thousands)
Obligations under capital lease	$8,374	$2,094	$—	$—	$—	$—	$10,468
Notes payable secured by mortgage servicing assets	—	650,000	650,000	—	—	—	1,300,000
Unsecured Notes	—	—	—	—	650,000	650,000	1,300,000
Total	$8,374	$652,094	$650,000	$—	$650,000	$650,000	$2,610,468

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Balance at beginning of quarter	$32,688	$21,446
Provision for losses on loans sold:
Resulting from sales of loans	10,053	3,712
Reduction in liability due to change in estimate	(3,685)	(1,676)
Losses incurred, net	(628)	(280)
Balance at end of quarter	$38,428	$23,202
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$220,865,034	$186,517,598

Note 15—Income Taxes

The Company’s effective income tax rates were 25.5% and 26.2% for the quarters ended March 31, 2021 and 2020, respectively. The lower effective income tax rate during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 was primarily due to a higher net permanent tax deduction for equity compensation in the quarter ended March 31, 2021.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable and in December 2020, the Taxpayer Certainty and Disaster Tax Relief Act was signed into law. No material changes in our effective income tax rates resulted from either Act.

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

On January 7, 2021, PLS received a letter from the CFPB notifying PLS that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against PLS for alleged violations of the Real Estate Settlement Procedures Act and Truth in Lending Act. The CFPB's examination covered the period from March 2015 through September 2016. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action, the extent of which remains uncertain at this time. Notably, certain of the alleged violations were originally self-identified by PLS and remediated prior to the CFPB's examination, and all alleged violations were fully remediated as of August 2017. PLS confirmed these remediation actions as well as full restitution to any affected borrowers in its response to the NORA letter submitted on February 8, 2021. While the NORA process remains open and pending at this time, and there can be no assurance as to the nature or extent of any actions taken by the CFPB with regard to these alleged violations, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial statements or operations.

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $17.7 billion as of March 31, 2021.

Note 17—Stockholders’ Equity

In February 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $500 million to $1 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended March 31,		Cumulative
	2021	2020	total (1)

	(in thousands)
Shares of common stock repurchased	4,653	238	14,359
Cost of shares of common stock repurchased	$288,519	$4,121	$640,946
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through March 31, 2021.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
From non-affiliates:
Cash gains (losses):
Loans	$82,712	$111,757
Hedging activities	736,225	(122,666)
	818,937	(10,909)
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	463,571	275,739
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(10,053)	(3,712)
Reductions in liability due to change in estimate	3,685	1,676
Changes in fair values of loans and derivatives held at quarter end:
Interest rate lock commitments	(339,086)	178,543
Loans	105,222	(72,080)
Hedging derivatives	(273,687)	(102,891)
	768,589	266,366
From PennyMac Mortgage Investment Trust (1)	(14,248)	77,916
	$754,341	$344,282

(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions.

Note 19—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$987	$1,711
Loans held for sale at fair value	74,824	46,426
Placement fees relating to custodial funds	5,883	23,209
	81,694	71,346
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	387	1,218
	82,081	72,564

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	52,179	25,684
Mortgage loan participation purchase and sale agreements	1,095	1,810
Obligations under capital lease	59	167
Notes payable secured by mortgage servicing assets	9,888	14,846
Unsecured senior notes	12,670	—
Corporate revolving line of credit	—	503
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	29,436	14,871
Interest on mortgage loan impound deposits	1,106	1,657
	106,433	59,538
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	1,280	1,974
	107,713	61,512
	$(25,632)	$11,052

Note 20—Stock-based Compensation

As of March 31, 2021, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	310	422
Stock options	249	273
Time-based RSUs	171	304
Grant date fair value:
Performance-based RSUs	$18,234	$14,768
Stock options	5,116	2,770
Time-based RSUs	10,064	10,662
Total	$33,414	$28,200
Vestings and exercises:
Performance-based RSUs vested	640	603
Stock options exercised	88	180
Time-based RSUs vested	305	348
Compensation expense	$10,877	$12,368

Note 21—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock outstanding, assuming all dilutive securities were issued.

Potentially dilutive securities include non-vested stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average number of shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2021	2020

	(in thousands, except per share amounts)
Net income	$376,868	$306,243

Weighted average basic shares of common stock outstanding	69,113	78,689
Effect of dilutive securities:
Common shares issuable under stock-based compensation plan	4,004	3,319
Weighted average shares of common stock applicable to diluted earnings per share	73,117	82,008
Basic earnings per share of common stock	$5.45	$3.89
Diluted earnings per share of common stock	$5.15	$3.73

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2021	2020

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	120	162
Time-based RSUs	—	117
Stock options (2)	97	105
Total anti-dilutive shares and units	217	384
Weighted average exercise price of anti-dilutive stock options (2)	$58.85	$35.03
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 22—Supplemental Cash Flow Information

	Quarter ended March 31,
	2021	2020

	(in thousands)
Cash paid for interest	$112,730	$64,527
(Refunds received) cash paid for income taxes, net	$(15)	$13
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$470,533	$282,315
Unsettled portion of MSR acquisitions	$—	$1,656
Operating right-of-use assets recognized	$3,243	$1,534
Non-cash financing activity:
Mortgage servicing liabilities resulting from loan sales	$6,962	$6,576
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$557	$379
Issuance of common stock in settlement of directors' fees	$51	$48

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

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

●	tangible net worth of $2.5 million plus 25 basis points of the UPB of the Company’s total 1-4 unit servicing portfolio, excluding mortgage loans subserviced for others;

●	a liquidity requirement equal to 3.5 basis points of the aggregate UPB serviced for the Agencies plus 200 basis points of total nonperforming Agency servicing UPB less 70% of such nonperforming Agency servicing UPB in excess of 600 basis points where the underlying loans are in COVID-19 forbearance but were current at the time they entered forbearance.

The Company is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2021		December 31, 2020
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$4,964,124	$653,752	$4,454,680	$633,331
Ginnie Mae – PLS	$4,466,186	$963,805	$3,794,112	$1,058,641
HUD – PLS	$4,466,186	$2,500	$3,794,112	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$444,973	$86,640	$506,096	$84,444
Ginnie Mae – PLS	$444,973	$215,218	$506,096	$215,722
Adjusted net worth / Total assets ratio
Ginnie Mae – PLS	14%	6%	12%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	16%	6%	14%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$515,963	$238,378	$754,341	$—	$754,341
Loan origination fees	104,037	—	104,037	—	104,037
Fulfillment fees from PennyMac Mortgage Investment Trust	60,835	—	60,835	—	60,835
Net loan servicing fees	—	39,720	39,720	—	39,720
Net interest income (expense):
Interest income	29,531	52,550	82,081	—	82,081
Interest expense	38,072	69,638	107,710	3	107,713
	(8,541)	(17,088)	(25,629)	(3)	(25,632)
Management fees	—	—	—	8,449	8,449
Other	597	1,197	1,794	1,142	2,936
Total net revenue	672,891	262,207	935,098	9,588	944,686
Expenses	309,996	120,463	430,459	8,219	438,678
Income before provision for income taxes	$362,895	$141,744	$504,639	$1,369	$506,008
Segment assets at quarter end	$8,886,460	$22,393,249	$31,279,709	$18,271	$31,297,980
(1)	All revenues are from external customers.

	Quarter ended March 31, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$316,635	$27,647	$344,282	$—	$344,282
Loan origination fees	57,571	—	57,571	—	57,571
Fulfillment fees from PennyMac Mortgage Investment Trust	41,940	—	41,940	—	41,940
Net loan servicing fees	—	257,808	257,808	—	257,808
Net interest income (expense):
Interest income	26,585	45,979	72,564	—	72,564
Interest expense	20,157	41,346	61,503	9	61,512
	6,428	4,633	11,061	(9)	11,052
Management fees	—	—	—	9,055	9,055
Other	(10)	(680)	(690)	807	117
Total net revenue	422,564	289,408	711,972	9,853	721,825
Expenses	182,433	118,566	300,999	6,096	307,095
Income before provision for income taxes	$240,131	$170,842	$410,973	$3,757	$414,730
Segment assets at quarter end	$5,686,878	$5,186,188	$10,873,066	$18,067	$10,891,133
(1)	All revenues are from external customers.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On May 6, 2021, the Company announced that its board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on May 27, 2021 to common shareholders of record as of May 17, 2021.

●	On April 28, 2021, the Company, through three of its wholly-owned subsidiaries, PLS, PennyMac, and PFSI ISSUER TRUST – FMSR (“PFSI Issuer”), entered into a structured finance transaction, allowing PLS to finance Fannie Mae MSRs and ESS (the “FNMA MSR Facility”). In connection with the FNMA MSR Facility, PLS pledges and/or sells to PFSI Issuer participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of a master repurchase agreement and the PFSI Issuer issues to PLS the PFSI ISSUER TRUST - FMSR Collateralized Notes, Series 2021-MSRVF. In addition, the PFSI Issuer may issue to institutional investors term notes secured on a pari passu basis by the participation certificates relating to the MSRs and ESS.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity. PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the Veterans Administration (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management contract with PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2021	2020

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$754,341	$344,282
Loan origination fees	104,037	57,571
Fulfillment fees from PennyMac Mortgage Investment Trust	60,835	41,940
Net loan servicing fees	39,720	257,808
Net interest (expense) income	(25,632)	11,052
Management fees	8,449	9,055
Other	2,936	117
Total net revenue	944,686	721,825
Expenses:
Compensation	258,829	168,436
Loan origination	87,392	46,004
Technology	33,672	19,107
Servicing	19,183	42,166
Other	39,602	31,382
Total expenses	438,678	307,095
Income before provision for income taxes	506,008	414,730
Provision for income taxes	129,140	108,487
Net income	$376,868	$306,243
Earnings per share
Basic	$5.45	$3.89
Diluted	$5.15	$3.73
Return on average common stockholders' equity	43.4%	56.0%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$362,895	$240,131
Servicing	141,744	170,842
Total mortgage banking	504,639	410,973
Investment management	1,369	3,757
	$506,008	$414,730
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (1)	$674,308	$302,322
During the quarter:
Interest rate lock commitments issued	$36,118,713	$24,804,994
At end of quarter:
Interest rate lock commitments outstanding	$17,668,145	$9,377,614
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$244,367,930	$231,484,161
Mortgage servicing liabilities	3,173,793	2,635,734
Loans held for sale	12,959,016	5,276,688
	260,500,739	239,396,583
Subserviced for PMT	188,324,162	144,830,043
	$448,824,901	$384,226,626

Net assets of PennyMac Mortgage Investment Trust	$2,357,143	$1,823,368
Book value per share	$51.78	$29.85
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation model, increase (decrease) in fair value of ESS payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital leases.

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

Adjusted EBITDA measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

a)	they do not reflect every cash expenditure, future requirements for capital expenditures or contractual commitments;
b)	they do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payment on our debt;
c)	they are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Net income	$376,868	$306,243
Provision for income taxes	129,140	108,487
Income before provisions for income taxes	506,008	414,730
Depreciation and amortization	7,632	5,352
(Increase) decrease in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation model	(306,126)	920,294
Increase (decrease) in fair value of ESS payable to PennyMac Mortgage Investment Trust	1,037	(14,522)
Hedging losses (gains) associated with MSRs	442,151	(1,036,570)
Stock‑based compensation	10,877	12,368
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	12,729	670
Adjusted EBITDA	$674,308	$302,322

Beginning the year ended December 31, 2020, the United States has been significantly impacted by the ongoing effects of the COVID-19 pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with loans we service for the Agencies with substantial payment forbearance. As a result of this requirement, we have seen a large increase in delinquencies in our servicing portfolio which has increased our cost to service those loans and may require us to finance substantial amounts of advances of principal and interest payments to the investors holding these loans, as well as property taxes, insurance and other costs to protect investors’ interest in the properties collateralizing the loans. As of March 31, 2021, 5.7% of loans in our predominately government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make in order to fund borrower delinquencies.

The Pandemic has had a mixed effect on the earnings of our servicing segment by reducing the amount of placement fees we earn on custodial deposits related to these loans and increasing our cost to service due to higher delinquency and default rates, offset by gains we recognize when we are able to modify and resell previously delinquent government loans.

In our production segment, gain on sale margins reflect both the strong but moderating demand for loans discussed above as well as growth in loan production from our consumer direct and broker direct channels. The mortgage origination market for 2020 was estimated at $4.0 trillion and current forecasts estimate of the origination market range from $3.3 trillion to $4.0 trillion for 2021. The increase in demand for mortgage loans in 2020, combined with constraints on mortgage industry origination capacity that existed before the Pandemic allowed us to realize higher gain-on sale margins in our production segment in 2020. As industry capacity has adjusted to demand and recent increase in market interest rates have moderated demand, our gain on sale margins have moderated from 2020 levels.

The current environment caused by the Pandemic in the United States is historically unprecedented and the source of much uncertainty surrounding future economic and market prospects and the ongoing effects on our future prospects are difficult to anticipate. For further discussion of the potential impacts of the Pandemic please also see the section entitled “Risk Factors” in Part II. Item 1A. and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.

For the quarter ended March 31, 2021, income before provision for income taxes increased $91.3 million compared to the same period in 2020. The increases were primarily due to an increase in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust) which reflects higher production volume, partially offset by a decrease in Net loan servicing fees primarily due to decrease in changes in the fair value of our MSRs, MSLs and ESS, net of hedging results and an increase in total expenses. The increase in total expenses was mainly due to increases in compensation and loan origination expenses reflecting the continuing growth of our mortgage banking activities.

Net Gains on Loans Held for Sale at Fair Value

During the quarter ended March 31, 2021, we recognized Net gains on loans held for sale at fair value totaling $754.3 million, an increase of $410.1 million compared to the same period in 2020. The increase was primarily due to an increase in both production volume and gain on sale margins during the quarter ended March 31, 2021 as compared to the quarter ended March 31, 2020.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
From non-affiliates:
Cash gains (losses):
Loans	$82,712	$111,757
Hedging activities	736,225	(122,666)
Total cash gains (losses)	818,937	(10,909)
Non-cash gains:
Change in fair value of loans and derivative financial instruments outstanding at end of quarter:
Interest rate lock commitments	(339,086)	178,543
Loans	105,222	(72,080)
Hedging derivatives	(273,687)	(102,891)
	(507,551)	3,572
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	463,571	275,739
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(10,053)	(3,712)
Reductions in liability due to change in estimate	3,685	1,676
Total non-cash gains	(50,348)	277,275
Total gains on sale from non-affiliates	768,589	266,366
From PennyMac Mortgage Investment Trust (primarily cash)	(14,248)	77,916
	$754,341	$344,282
During the quarter:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$25,146,879	$19,029,138
Conventional mortgage loans	10,971,834	5,765,876
Jumbo mortgage loans	—	8,304
Home equity lines of credit	—	1,676
	$36,118,713	$24,804,994
At end of quarter:
Loans held for sale at fair value	$13,385,789	$5,541,987
Commitments to fund and purchase loans	$17,668,145	$9,377,614

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make a commitment to purchase or fund a mortgage loan. We recognize this gain in the form of an interest rate lock commitment. We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for early buyout of delinquent loans (“EBO loans”) we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

Non-cash elements of gain on sale of loans held for sale

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 61% of our gain on sale of loans held for sale at fair value for the quarter ended March 31, 2021 as compared to 79% for the same period in 2020. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. How we measure and update our measurements of IRLCs, MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects or indemnify the purchaser or insurer. In such cases, we bear any subsequent credit losses on the loans. Our credit losses may be reduced by any recourse we have to correspondent originators that sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $10.1 million for the quarter ended March 31, 2021, compared to $3.7 million for the quarter ended March 31, 2020. The increase in the provision relating to current loan sales is primarily attributable to increased sales of loans supplemented by increased loss assumptions relating to our securitizations of early buyout loans. We also recorded reductions in the liability of $3.7 million during the quarter ended March 31, 2021 compared to $1.7 million during the quarter ended March 31, 2020. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended March 31,
	2021	2020

	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified by PFSI at beginning of quarter	$13,788	$15,366
New indemnifications	2,155	879
Less indemnified loans sold, repaid or refinanced	1,704	—
Loans indemnified by PFSI at end of quarter	$14,239	$16,245
Repurchase activity:
Total loans repurchased by PFSI	$17,986	$16,282
Less:
Loans repurchased by correspondent lenders	8,689	6,153
Loans repaid by borrowers or resold with defects resolved	2,649	1,446
Net loans repurchased with losses chargeable to liability for representations and warranties	$6,648	$8,683
Net losses charged to liability for representations and warranties	$628	$280

At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$220,865,034	$186,517,598
Liability for representations and warranties	$38,428	$23,202

During the quarter ended March 31, 2021, we repurchased loans totaling $18.0 million in UPB. We recorded losses of $628,000 net of recoveries during the quarter ended March 31, 2021. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

Loan origination fees

Loan origination fees increased $46.5 million during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. The increase was primarily due to an increase in volume of loans we produced.

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

Fulfillment fees increased $18.9 million during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. The increase compared to the quarter ended March 31, 2020 was primarily due to an increase in PMT’s loan production volume, partially offset by the effect of the amendment to the fulfillment fee structure noted above.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$210,753	$198,653
From PennyMac Mortgage Investment Trust	19,093	14,521
Other	29,599	28,755
	259,445	241,929
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(219,725)	15,879
Net loan servicing fees	$39,720	$257,808
Average loan servicing portfolio	$437,825,970	$377,294,965

Change in fair value of mortgage servicing rights and excess servicing spread are summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Realization of cash flows	$(82,663)	$(114,919)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	306,126	(920,294)
Change in fair value of excess servicing spread	(1,037)	14,522
Hedging results	(442,151)	1,036,570
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(219,725)	$15,879
Average balances:
Mortgage servicing rights	$2,931,683	$2,562,205
Mortgage servicing liabilities	$46,060	$29,384
Excess servicing spread financing	$87,451	$169,195
At end of quarter:
Mortgage servicing rights	$3,268,910	$2,193,697
Mortgage servicing liabilities	$46,026	$29,761
Excess servicing spread financing	$—	$157,109

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2021	2020

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$208,189,112	$196,873,590
Acquired	36,178,818	41,537,219
	244,367,930	238,410,809
Mortgage servicing liabilities	3,173,793	2,857,492
Loans held for sale	12,959,016	11,063,938
	260,500,739	252,332,239
Subserviced for PMT	188,279,019	174,360,317
Total prime servicing	448,779,758	426,692,556
Special servicing subserviced for PMT	45,143	58,274
Total loans serviced	$448,824,901	$426,750,830
Delinquencies:
Owned servicing:
30-89 days (1)	$5,075,509	$7,611,216
90 days or more (1)	19,610,627	22,545,750
	$24,686,136	$30,156,966
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$2,145,003	$3,225,010
90 days or more	12,828,212	14,904,052
	$14,973,215	$18,129,062
Subserviced for PMT:
30-89 days (1)	$931,937	$1,250,381
90 days or more (1)	3,883,557	4,543,660
	$4,815,494	$5,794,041
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$424,776	$593,517
90 days or more	3,046,256	3,690,505
	$3,471,032	$4,284,022
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Net loan servicing fees decreased $218.1 million during the quarter ended March 31, 2021 compared to the same period in 2020. The decrease was due to a decrease of $235.6 million in fair value changes relating to MSRs, mortgage servicing liabilities (“MSLs”), and ESS, net of hedging results, partially offset by an increase of $17.5 million in loan servicing fees resulting from an increase in our average servicing portfolio during the quarter ended March 31, 2021 compared to the same period in 2020. The decrease of $235.6 million is primarily due to a decrease of $1.5 billion in hedging activities, partially offset by an increase of $1.2 billion in changes in fair value of MSRs and MSLs, reflecting the effect on prepayment experience and expectations on the fair value of our investments in MSRs of increasing interest rates during the quarter ended March 31, 2021 as compared to decreasing interest rates during the quarter ended March 31, 2020.

Net Interest (Expense) Income

Net interest (expense) income decreased $36.7 million during the quarter ended March 31, 2021 compared to the same period in 2020. The decrease was primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to decreased earning rates;
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rate environment; and
●	introduction of interest on Unsecured Notes issued during the period from September 2020 to February 2021.

Management fees

Management fees are summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$8,449	$9,055
Performance incentive	—	—
	$8,449	$9,055

Management fees decreased $0.6 million during the quarter ended March 31, 2021 compared to the same period in 2020. The decrease was due to the decreases in PMT’s average shareholders’ equity, upon which its base management fees are based. The decrease in PMT’s average shareholders’ equity during 2021 as compared to 2020 is the result of the loss PMT incurred during the quarter ended March 31, 2020. PMT’s shareholders’ equity has substantially recovered during the twelve months ended March 31, 2021.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Salaries and wages	$143,700	$89,315
Incentive compensation	72,655	45,981
Taxes and benefits	31,597	20,772
Stock and unit-based compensation	10,877	12,368
	$258,829	$168,436
Head count:
Average	6,882	4,289
Year end	7,075	4,458

Compensation expense increased $90.4 million during the quarter ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to growth in head count made to accommodate the growth in our loan production and servicing activities.

Loan origination

Loan origination expense increased $41.4 million during the quarter ended March 31, 2021 compared to the same period in 2020. The increase was primarily resulting from increased consumer and broker direct lending activities during the quarter ended March 31, 2021 compared to the same period during 2020.

Technology

Technology expense increased $14.6 million during the quarter ended March 31, 2021 compared to the same period in 2020. The increases were primarily due to growth in our loan servicing operations and continued investment in our loan production and servicing infrastructure.

Servicing

Servicing expenses decreased $23.0 million during the quarter ended March 31, 2021 compared to the same period in 2020. This decrease in servicing expense was primarily due to reversal of the provision for estimated servicing advances losses recorded in prior periods in amount of $20.5 million during the quarter ended March 31, 2021. The reduction reflects the recent improvements in the performance of our servicing portfolio.

Provision for Income Taxes

Our effective income tax rates were 25.5% during the quarter ended March 31, 2021 compared to 26.2% during the same period in 2020. The lower effective income tax rate during the quarter ended March 31, 2021 compared to the same period in 2020 was primarily resulting from a higher net permanent tax deduction for equity compensation in the quarter ended March 31, 2021.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2021	2020

	(in thousands)
ASSETS
Cash and short-term investments	$466,720	$547,933
Loans held for sale at fair value	13,385,789	11,616,400
Derivative assets	530,852	711,238
Servicing advances, net	550,150	579,528
Investments in and advances to affiliates	70,114	168,972
Mortgage servicing rights	3,268,910	2,581,174
Loans eligible for repurchase	12,312,393	14,625,447
Other	713,052	767,103
Total assets	$31,297,980	$31,597,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$11,367,224	$10,176,274
Long-term debt	2,594,951	2,085,274
Liability for loans eligible for repurchase	12,312,393	14,625,447
Income taxes payable	751,855	622,700
Other	804,143	698,712
Total liabilities	27,830,566	28,208,407
Stockholders' equity	3,467,414	3,389,388
Total liabilities and stockholders' equity	$31,297,980	$31,597,795

Total assets decreased $299.8 million from $31.6 billion at December 31, 2020 to $31.3 billion at March 31, 2021. The decrease was primarily due to a decrease of $2.3 billion in loans eligible for repurchase, $180.4 million in derivative assets, $98.9 million investments in and advances to affiliates, partially offset by an increase of $1.8 billion in loans held for sale at fair value and $687.7 million in MSRs.

Total liabilities decreased $377.8 million from $28.2 billion at December 31, 2020 to $27.8 billion at March 31, 2021. The decrease was primarily due to the decrease in liability for loans eligible for repurchase, partially offset by an increase in borrowings to finance the growth in our inventory of loans held for sale.

Cash Flows

Our cash flows for the quarters ended March 31, 2021 and 2020 are summarized below:

	Quarter ended March 31,
	2021	2020	Change

	(in thousands)
Operating	$(1,248,016)	$(730,284)	$(517,732)
Investing	(223,518)	1,116,225	(1,339,743)
Financing	1,380,686	304,519	1,076,167
Net (decrease) increase in cash and restricted cash	$(90,848)	$690,460	$(781,308)

Our cash flows resulted in a net decrease in cash and restricted cash of $90.8 million during the quarters ended March 31, 2021 as discussed below.

Operating activities

Net cash used in operating activities totaled $1.2 billion during the quarter ended March 31, 2021 compared with net cash used in operating activities totaled $730.2 million during the same period in 2020. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Cash flows from:
Loans held for sale	$(1,283,395)	$(816,784)
Other operating sources	35,379	86,500
	$(1,248,016)	$(730,284)

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2021 totaled $223.5 million primarily due to $527.5 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $245.5 million decrease in margin deposits. Net cash provided by investing activities during the quarter ended March 31, 2020 totaled $1.1 billion, primarily due to $942.0 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a decrease in margin deposits of $133.0 million.

Financing activities

Net cash provided by financing activities totaled $1.4 billion during the quarter ended March 31, 2021, primarily due to an increase of $1.8 billion in borrowings to finance the growth in our loans held for sale, partially offset by $288.5 million of repurchase of our common stock and $134.6 million of repayment of ESS financing. Net cash provided by financing activities totaled $304.5 million during the quarter ended March 31, 2020, primarily to finance the growth in our inventory of mortgage loans held for sale.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of equity or debt offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

The effect of the Pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the Pandemic please also see the section entitled “Risk Factors” in Part II. Item 1A. and in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

The CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the COVID-19 pandemic and may require us as the servicer to advance principal and interest to investors for up to four months on Fannie Mae and Freddie Mac loans and longer on Ginnie Mae and other government agency backed loans, as well as advancing property taxes, insurance premiums and other expenses. In April 2020, the Company entered into a new Ginnie Mae servicing advance financing transaction allowing the Company to borrow $600 million in excess of our currently outstanding MSR term notes against Ginnie Mae MSRs and servicing advances. The Ginnie Mae servicing advances eligible for financing include advances made to support regularly scheduled monthly principal and interest to mortgage-backed securities holders, taxes, homeowners insurance and escrowed items and other costs related to servicing delinquent loans. We are also in ongoing discussions with our lending partners to align our servicing advance assets and financing capacity, and to further diversify our financing alternatives.

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

During the quarter ended March 31, 2021, we repurchased $4.1 billion in UPB of EBO loans from our Ginnie Mae MSR portfolio. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security. Depending on the method used to cure a borrower delinquency, the Ginnie Mae program may require at least a six month period of timely borrower payments before we are able to re-deliver the loan. Therefore, regardless of whether we cure or settle the repurchased loan, our investment in the EBO loans may require a substantial holding period.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for terms of approximately one year. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing. On February 11, 2021, we issued $650 million of long-term Unsecured Notes that mature on February 15, 2029. We used the proceeds from the 2021 Unsecured Notes financing to repay some of our existing short-term borrowings.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2021	2020

	(in thousands)
Average balance	$8,432,579	$3,139,328
Maximum daily balance	$10,856,677	$4,446,795
Balance at quarter end	$10,856,677	$4,446,795

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

On February 4, 2021, our Board of Directors increased our common stock repurchase program from $500 million to $1 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through March 31, 2021, we have repurchased $640.9 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2021, we have not entered into any off-balance sheet arrangements.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable and a capital lease. The borrower under each of these facilities is PLS or the Issuer Trust with the exception of the capital lease where the borrower is PennyMac. All PLS obligations as previously noted are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2021, we believe we were in compliance in all material respects with these covenants.

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

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$2,755,703	$4,950,000	$650,000	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$50,000	$50,000	March 31, 2023
JPMorgan Chase Bank, N.A.	$2,639,400	$3,000,000	$—	September 30, 2022
JPMorgan Chase Bank, N.A.	$202,431	$750,000	$50,000	June 6, 2021
Bank of America, N.A.	$1,317,580	$1,800,000	$500,000	June 9, 2021
Goldman Sachs Bank USA	$895,437	$1,000,000	$500,000	December 23, 2022
Citibank, N.A.	$787,322	$1,000,000	$650,000	August 3, 2021
Barclays Bank PLC	$730,340	$750,000	$375,000	November 3, 2022
Morgan Stanley Bank, N.A.	$562,172	$600,000	$300,000	November 2, 2022
Royal Bank of Canada	$434,487	$1,000,000	$500,000	March 14, 2022
BNP Paribas	$308,754	$375,000	$200,000	July 30, 2021
Wells Fargo Bank, N.A.	$173,051	$350,000	$175,000	October 6, 2022
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$518,747	$550,000	$—	June 9, 2021
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Credit Suisse AG (3)	$—	$—	$—	March 31, 2023
Obligations under capital lease
Banc of America Leasing and Capital LLC	$10,468	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of March 31, 2021.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
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

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2021:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$2,069,444	April 23, 2021	April 23, 2021
Credit Suisse First Boston Mortgage Capital LLC	$592,940	April 18, 2021	April 23, 2021
Bank of America, N.A.	$501,873	May 3, 2021	June 9, 2021
JP Morgan Chase Bank, N.A.	$282,086	November 1, 2021	September 30, 2022
JP Morgan Chase Bank, N.A.	$15,597	April 7, 2021	April 7, 2021
BNP Paribas	$252,959	June 14, 2021	July 30, 2021
Barclays Bank PLC	$94,629	June 19, 2021	November 3, 2022
Goldman Sachs	$53,150	June 7, 2021	December 23, 2022
Citibank, N.A.	$41,738	June 16, 2021	August 3, 2021
Morgan Stanley Bank, N.A.	$33,515	June 16, 2021	November 2, 2022
Royal Bank of Canada	$30,200	July 19, 2021	March 14, 2022
Wells Fargo Bank, N.A.	$20,988	June 11, 2021	October 6, 2022
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between March 31, 2021 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Borrowings to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are fair value risk, interest rate risk and prepayment risk.

Fair Value Risk

Our IRLCs, mortgage loans held for sale, MSRs and MSLs are reported at their fair values. The fair value of these assets fluctuates primarily due to changes in interest rates. The fair value risk we face is primarily attributable to interest rate risk and prepayment risk.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2021, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Pricing spread	$256,427	$123,374	$60,539	$(58,358)	$(114,643)	$(221,392)
Prepayment speed	$281,231	$135,666	$66,656	$(64,416)	$(126,698)	$(245,247)
Annual per-loan cost of servicing	$122,235	$61,117	$30,559	$(30,559)	$(61,117)	$(122,235)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 7, 2021, PLS received a letter from the CFPB notifying PLS that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against PLS for alleged violations of the Real Estate Settlement Procedures Act and Truth in Lending Act. The CFPB's examination covered the period from March 2015 through September 2016. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action, the extent of which remains uncertain at this time. Notably, certain of the alleged violations were originally self-identified by PLS and remediated prior to the CFPB's examination, and all alleged violations were fully remediated as of August 2017. PLS confirmed these remediation actions as well as full restitution to any affected borrowers in its response to the NORA letter on February 8, 2021. While the NORA process remains open and pending at this time, and there can be no assurance as to the nature or extent of any actions taken by the CFPB with regard to these alleged violations, we do not believe that the ultimate resolution of this matter will have a material adverse effect on our financial statements or operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2021.

The following table summarizes information about our stock repurchase during the quarter ended March 31, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2021 – January 31, 2021	1,056,614	$58.47	1,056,614	$85,794,120
February 1, 2021 – February 28, 2021	1,421,298	$62.56	1,421,298	$496,881,686
March 1, 2021 – March 31, 2021	2,174,889	$63.37	2,174,889	$359,054,021
Total	4,652,801	$62.01	4,652,801	$359,054,021
(1)	In February 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $500 million to $1 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

4.1

Indenture, dated as of February 11, 2021, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 4.250% Senior Notes due 2029.

		8-K	February 11, 2021

4.2	Form of Global Note for 4.250% Senior Notes due 2029 (included in Exhibit 4.1).	8-K	February 11, 2021

4.3

Base Indenture, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, PennyMac Loan Services, LLC, as Servicer and Administrator, and Credit Suisse First Boston Mortgage Capital LLC, as Administrative Agent.

		8-K	May 3, 2021

10.1

Master Repurchase Agreement, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Buyer, PennyMac Loan Services, LLC, as Seller, and Private National Mortgage Acceptance Company, LLC, as Guarantor.

		8-K	May 3, 2021

10.2

Guaranty, dated as of April 28, 2021, by Private National Mortgage Acceptance Company, LLC, on behalf of PFSI ISSUER TRUST – FMSR for the benefit of Credit Suisse AG, Cayman Islands Branch and any other buyers under the MSRVF1 Repurchase Agreement of the same date.

		8-K	May 3, 2021

10.3

Master Repurchase Agreement, dated as of April 28, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as Buyer, and PennyMac Loan Services, LLC, as Seller.

		8-K	May 3, 2021

10.4

Guaranty, dated as of April 28, 2021, made by Private National Mortgage Acceptance Company, LLC on behalf of PennyMac Loan Services, LLC for the benefit of the holders of the notes issued pursuant to the Base Indenture of the same date.

		8-K	May 3, 2021

10.5	Amendment No. 1 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of March 9, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)

Exhibit No.	Exhibit Description	Form	Filing Date
10.6

Amendment No. 2 to the Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

*

10.7

Amendment No. 4 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

*

10.8†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2021 and March 31, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2021 and March 31, 2020, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2021 and March 31, 2020 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: May 6, 2021	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer

Dated: May 6, 2021	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer