Form 10-Q
period 2021-06-30
PennyMac Financial Services, Inc.
filed 2021-08-05
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2021
Common Stock, $0.0001 par value	62,055,841

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2021

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the COVID-19 pandemic;

●	failure to modify, resell or refinance early buyout loans and or defaults of early buyout loans beyond our expectations;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes to government mortgage modification programs;

●	elimination of the Federal Housing Finance Agency’s adverse market refinance fee;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in growing loan production volume;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity to support business growth including compliance with financial covenants;

●	changes in prevailing interest rates;

●	our substantial amount of indebtedness;

●	increases in loan delinquencies and defaults;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights;

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our recent growth;

●	our ability to effectively identify, manage, monitor and mitigate financial risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2021	2020

	(in thousands, except share amounts)
ASSETS
Cash	$324,158	$532,716
Short-term investments at fair value	3,720	15,217
Loans held for sale at fair value (includes $10,451,126 and $11,457,678 pledged to creditors)	10,884,506	11,616,400
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	—	80,862
Derivative assets	371,269	711,238
Servicing advances, net (includes valuation allowance of $140,270 and $181,433; $311,896 and $413,484 pledged to creditors)	519,028	579,528
Mortgage servicing rights at fair value (includes $3,408,088 and $2,577,964 pledged to creditors)	3,412,648	2,581,174
Operating lease right-of-use assets	75,829	74,934
Investment in PennyMac Mortgage Investment Trust at fair value	1,580	1,105
Receivable from PennyMac Mortgage Investment Trust	61,883	87,005
Loans eligible for repurchase	7,613,244	14,625,447
Other (includes $60,857 and $166,418 pledged to creditors)	612,273	692,169
Total assets	$23,880,138	$31,597,795
LIABILITIES
Assets sold under agreements to repurchase	$8,254,543	$9,654,797
Mortgage loan participation purchase and sale agreements	512,253	521,477
Obligations under capital lease	7,677	11,864
Notes payable secured by mortgage servicing assets	1,296,731	1,295,840
Unsecured senior notes	1,288,769	645,820
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	—	131,750
Derivative liabilities	43,910	42,638
Mortgage servicing liabilities at fair value	100,091	45,324
Accounts payable and accrued expenses	369,766	308,398
Operating lease liabilities	96,463	94,193
Payable to PennyMac Mortgage Investment Trust	136,660	140,306
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	31,815	35,165
Income taxes payable	570,052	622,700
Liability for loans eligible for repurchase	7,613,244	14,625,447
Liability for losses under representations and warranties	44,335	32,688
Total liabilities	20,366,309	28,208,407

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 64,483,965 and 70,905,532 shares, respectively	6	7
Additional paid-in capital	618,337	1,047,052
Retained earnings	2,895,486	2,342,329
Total stockholders' equity	3,513,829	3,389,388
Total liabilities and stockholders’ equity	$23,880,138	$31,597,795

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$594,196	$687,765	$1,362,785	$954,131
From PennyMac Mortgage Investment Trust	(11,548)	(5,592)	(25,796)	72,324
	582,648	682,173	1,336,989	1,026,455
Loan origination fees:
From non-affiliates	90,163	54,660	186,008	108,251
From PennyMac Mortgage Investment Trust	7,128	4,288	15,320	8,268
	97,291	58,948	201,328	116,519
Fulfillment fees from PennyMac Mortgage Investment Trust	54,020	52,815	114,855	94,755
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	208,275	199,178	419,028	397,831
From PennyMac Mortgage Investment Trust	20,015	15,533	39,108	30,054
Other	31,731	28,543	61,330	57,298
	260,021	243,254	519,466	485,183
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(336,268)	(205,789)	(112,805)	(1,241,002)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	636	(1,037)	15,158
Mortgage servicing rights hedging results	91,118	(15,764)	(351,033)	1,020,806
	(245,150)	(220,917)	(464,875)	(205,038)
Net loan servicing fees	14,871	22,337	54,591	280,145
Net interest (expense) income:
Interest income:
From non-affiliates	80,797	46,526	162,491	117,872
From PennyMac Mortgage Investment Trust	—	792	387	2,010
	80,797	47,318	162,878	119,882
Interest expense:
To non-affiliates	102,431	50,835	208,864	110,373
To PennyMac Mortgage Investment Trust	—	2,372	1,280	4,346
	102,431	53,207	210,144	114,719
Net interest (expense) income	(21,634)	(5,889)	(47,266)	5,163
Management fees from PennyMac Mortgage Investment Trust	11,913	8,288	20,362	17,343
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	144	543	545	(314)
Results of real estate acquired in settlement of loans	540	296	1,320	(411)
Other	2,459	2,123	4,214	3,804
Total net revenues	742,252	821,634	1,686,938	1,543,459
Expenses
Compensation	265,067	179,886	523,896	348,322
Loan origination	75,675	50,921	163,067	96,925
Technology	34,236	21,905	67,908	41,012
Servicing	31,290	56,503	50,473	98,669
Professional services	24,834	12,500	38,120	25,904
Occupancy and equipment	9,029	8,293	18,067	16,331
Other	22,606	11,264	39,884	21,204
Total expenses	462,737	341,272	901,415	648,367
Income before provision for income taxes	279,515	480,362	785,523	895,092
Provision for income taxes	75,286	127,685	204,426	236,172
Net income	$204,229	$352,677	$581,097	$658,920
Earnings per share
Basic	$3.10	$4.53	$8.61	$8.42
Diluted	$2.94	$4.39	$8.16	$8.11
Weighted average shares outstanding
Basic	65,890	77,790	67,493	78,240
Diluted	69,399	80,424	71,248	81,241
Dividend declared per share	$0.20	$0.12	$0.40	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2021	66,961	$7	$762,585	$2,704,822	$3,467,414
Net income	—	—	—	204,229	204,229
Stock-based compensation	96	—	10,621	—	10,621
Issuance of common stock in settlement of directors' fees	1	—	50	—	50
Repurchase of common stock	(2,574)	(1)	(154,919)	—	(154,920)
Common stock dividend ($0.20 per share)	—	—	—	(13,565)	(13,565)
Balance, June 30, 2021	64,484	$6	$618,337	$2,895,486	$3,513,829

	Quarter ended June 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2020	79,190	$8	$1,341,219	$1,022,902	$2,364,129
Net income	—	—	—	352,677	352,677
Stock-based compensation	141	—	9,306	—	9,306
Issuance of common stock in settlement of directors' fees	2	—	48	—	48
Repurchase of common stock	(6,975)	(1)	(237,161)	—	(237,162)
Common stock dividend ($0.12 per share)	—	—	—	(9,805)	(9,805)
Balance, June 30, 2020	72,358	$7	$1,113,412	$1,365,774	$2,479,193

	Six months ended June 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	581,097	581,097
Stock-based compensation	803	—	14,622	—	14,622
Issuance of common stock in settlement of directors' fees	2	—	101	—	101
Repurchase of common stock	(7,227)	(1)	(443,438)	—	(443,439)
Common stock dividends ($0.40 per share)	—	—	—	(27,940)	(27,940)
Balance, June 30, 2021	64,484	$6	$618,337	$2,895,486	$3,513,829

	Six months ended June 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2019	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	658,920	658,920
Stock-based compensation	1,053	—	19,491	—	19,491
Issuance of common stock in settlement of directors' fees	3	—	96	—	96
Repurchase of common stock	(7,213)	(1)	(241,282)	—	(241,283)
Common stock dividends ($0.24 per share)	—	—	—	(19,538)	(19,538)
Balance, June 30, 2020	72,358	$7	$1,113,412	$1,365,774	$2,479,193

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash flow from operating activities
Net income	$581,097	$658,920
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(1,336,989)	(1,026,455)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	113,842	1,225,844
Mortgage servicing rights hedging results	351,033	(1,020,806)
Capitalization of interest and advances on loans held for sale	(1,925)	(33,198)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	1,280	4,346
Amortization debt issuance costs	13,977	5,565
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(475)	362
Results of real estate acquired in settlement in loans	(1,320)	411
Stock-based compensation expense	19,771	19,125
(Reversal of) Provision for servicing advance losses	(33,590)	34,061
Impairment of capitalized software	728	—
Depreciation and amortization	14,967	10,725
Amortization of right-of-use assets	6,918	6,017
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(35,474,697)	(26,112,503)
Origination of loans held for sale	(27,731,285)	(11,820,127)
Purchase of loans held for sale from non-affiliates	(2,664,336)	(1,461,210)
Purchase of loans from Ginnie Mae securities and early buyout investors	(11,562,768)	(2,995,791)
Sale to non-affiliates and principal payments of loans held for sale	79,007,900	40,526,005
Sale to PennyMac Mortgage Investment Trust of loans held for sale	—	2,248,869
Repurchase of loans subject to representations and warranties	(43,914)	(34,518)
Sale of real estate acquired in settlement of loans	9,503	19,559
Decrease in servicing advances	12,543	2,411
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	18,058	(171)
Decrease (increase) in other assets	63,006	(132,288)
Increase in accounts payable and accrued expenses	61,121	39,792
Decrease in operating lease liabilities	(8,265)	(6,888)
Decrease in payable to PennyMac Mortgage Investment Trust	(28,584)	(24,761)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(3,350)	—
(Decrease) increase in income taxes payable	(52,648)	232,301
Net cash provided by operating activities	1,331,598	365,597
Cash flow from investing activities
Decrease in short-term investments	11,497	66,865
Net change in assets purchased from PMT under agreement to resell	80,862	17,411
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(345,621)	995,223
Purchase of mortgage servicing rights	—	(24,707)
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,049)	(3,472)
Acquisition of capitalized software	(21,594)	(33,270)
Decrease (increase) in margin deposits	134,666	(31,913)
Net cash (used in) provided by investing activities	(145,239)	986,137
Cash flow from financing activities
Sale of assets under agreements to repurchase	69,437,269	39,561,048
Repurchase of assets sold under agreements to repurchase	(70,839,012)	(39,933,232)
Issuance of mortgage loan participation purchase and sale certificates	12,508,356	11,548,130
Repayment of mortgage loan participation purchase and sale certificates	(12,517,580)	(11,509,683)
Repayment of obligations under capital lease	(4,187)	(4,061)
Issuance of unsecured senior notes	650,000	—
Repayment of excess servicing spread financing	(134,624)	(17,430)
Payment of debt issuance costs	(18,648)	(14,240)
Issuance of common stock pursuant to exercise of stock options	3,397	5,631
Payment of withholding taxes relating to stock-based compensation	(8,546)	(5,265)
Payment of dividend to holders of common stock	(27,940)	(19,538)
Repurchase of common stock	(443,439)	(241,283)
Net cash used in financing activities	(1,394,954)	(629,923)
Net (decrease) increase in cash and restricted cash	(208,595)	721,811
Cash and restricted cash at beginning of period	532,781	188,578
Cash and restricted cash at end of period	$324,186	$910,389
Cash and restricted cash at end of period are comprised of the following:
Cash	$324,158	$910,257
Restricted cash included in Other assets	28	132
	$324,186	$910,389

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

Note 3—Concentration of Risk

A substantial portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment in and dividends received from PMT) totaled 11% and 9% of total net revenue for the quarters ended June 30, 2021 and 2020, respectively, and 10% and 15% for the six months ended June 30, 2021 and 2020, respectively.

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
(iii)	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

●	Sourcing fees charged to PLS range from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT (primarily cash)	$—	$70	$—	$81,294
Mortgage servicing rights and excess servicing spread recapture incurred	(11,548)	(5,662)	(25,796)	(8,970)
	$(11,548)	$(5,592)	$(25,796)	$72,324
Sale of loans held for sale to PMT	$—	$2,742	$—	$2,248,869

Tax service fees earned from PMT included in Loan origination fees	$7,128	$4,288	$15,320	$8,268

Fulfillment fee revenue	$54,020	$52,815	$114,855	$94,755

Sourcing fees included in cost of loans purchased from PMT	$1,630	$3,324	$3,368	$7,485
Unpaid principal balance of loans purchased from PMT	$16,297,216	$11,080,565	$33,856,791	$24,950,845

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

Prime Servicing

●	The base servicing fees for non-distressed loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that non-distressed loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	Effective July 1, 2020, the Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees. The Company may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees associated with its management of REO.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Loan type serviced:
Loans acquired for sale at fair value	$630	$607	$1,173	$1,143
Distressed loans	80	188	217	488
Mortgage servicing rights	19,305	14,738	37,718	28,423
	$20,015	$15,533	$39,108	$30,054

On June 30, 2020, the Servicing Agreement was amended and restated for a term of five years (the “2020 Servicing Agreement”). The terms of the 2020 Servicing Agreement are substantially similar to those in the prior servicing agreement except that they now include fees relating to COVID-19 related forbearance and modification activities provided for under the CARES Act.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Base management	$8,648	$8,288	$17,097	$17,343
Performance incentive	3,265	—	3,265	—
	$11,913	$8,288	$20,362	$17,343

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,268	$1,585	$1,839	$3,125
Compensation	165	120	330	240
Expenses incurred on PMT's behalf, net	7,804	1,438	9,140	2,709
	$9,237	$3,143	$11,309	$6,074
Payments and settlements during the period (1)	$74,441	$136,352	$187,182	$170,035
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$792	$387	$2,010
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$144	$543	$545	$(314)

	June 30,	December 31,
	2021	2020

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$80,862
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,580	$1,105
Number of shares	75	75

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

During the quarter ended March 31, 2021, the Company repurchased ESS from PMT and repaid its outstanding ESS financing payable to PMT.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended	Six months ended June 30,
	June 30, 2020	2021	2020

	(in thousands)
Excess servicing spread financing:
Balance at beginning of period	$157,109	$131,750	$178,586
Issuance pursuant to recapture agreement	483	557	862
Accrual of interest	2,372	1,280	4,346
Repayment	(8,122)	(134,624)	(17,430)
Change in fair value	(636)	1,037	(15,158)
Balance at end of period	$151,206	$—	$151,206
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$535	$614	$916

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2021	2020

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$17,002	$38,142
Fulfillment fees	16,467	20,873
Management fees	11,913	8,686
Correspondent production fees	9,764	13,065
Servicing fees	6,737	6,213
Interest on assets purchased under agreements to resell	—	26
	$61,883	$87,005
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$117,444	$132,154
Other	19,216	8,152
	$136,660	$140,306

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

The Company has recorded $31.8 million and $35.2 million, Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2021 and December 31, 2020, respectively. The Company made $3.4 million of payments under the tax receivable agreement during the quarter and six months ended June 30, 2021 and did not make any payments during the six months ended June 30, 2020.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Cash flows:
Sales proceeds	$41,739,700	$21,188,988	$79,007,900	$40,526,005
Servicing fees received (1)	$201,866	$158,871	$397,648	$325,427
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes unpaid principal balance (the “UPB”) of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	June 30,	December 31,
	2021	2020

	(in thousands)
Unpaid principal balance of loans outstanding	$227,560,336	$199,655,361
Delinquencies (1):
30-89 days	$4,574,834	$6,041,366
90 days or more:
Not in foreclosure	$13,173,282	$17,799,621
In foreclosure	$481,974	$581,683
Foreclosed	$6,444	$10,893
Bankruptcy	$1,201,936	$1,230,696
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,383,601	$2,626,617
90 days or more	9,019,414	12,181,174
	$10,403,015	$14,807,791
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	June 30, 2021
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$227,560,336	$—	$227,560,336
Purchased	31,050,313	—	31,050,313
	258,610,649	—	258,610,649
PennyMac Mortgage Investment Trust	—	204,174,462	204,174,462
Loans held for sale	10,438,935	—	10,438,935
	$269,049,584	$204,174,462	$473,224,046
Delinquent loans (1):
30 days	$4,175,393	$708,701	$4,884,094
60 days	1,432,015	198,221	1,630,236
90 days or more:
Not in foreclosure	15,364,421	2,988,774	18,353,195
In foreclosure	624,204	28,514	652,718
Foreclosed	7,191	21,557	28,748
	$21,603,224	$3,945,767	$25,548,991
Bankruptcy	$1,582,002	$149,224	$1,731,226
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$854,161	$140,175	$994,336
60 days	791,271	134,304	925,575
90 days or more	10,402,947	2,467,315	12,870,262
	$12,048,379	$2,741,794	$14,790,173
Custodial funds managed by the Company (2)	$10,262,380	$4,937,986	$15,200,366
(1)	Includes delinquent loans in COVID-19 related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$199,655,361	$—	$199,655,361
Purchased	41,612,940	—	41,612,940
	241,268,301	—	241,268,301
PennyMac Mortgage Investment Trust	—	174,418,591	174,418,591
Loans held for sale	11,063,938	—	11,063,938
	$252,332,239	$174,418,591	$426,750,830
Delinquent loans (1):
30 days	$5,217,949	$901,965	$6,119,914
60 days	2,393,267	348,416	2,741,683
90 days or more:
Not in foreclosure	21,781,226	4,473,217	26,254,443
In foreclosure	751,586	33,312	784,898
Foreclosed	12,938	37,131	50,069
	$30,156,966	$5,794,041	$35,951,007
Bankruptcy	$1,698,418	$153,179	$1,851,597
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$1,745,257	$334,498	$2,079,755
60 days	1,479,753	259,019	1,738,772
90 days or more	14,904,052	3,690,505	18,594,557
	$18,129,062	$4,284,022	$22,413,084
Custodial funds managed by the Company (2)	$10,660,517	$6,086,725	$16,747,242
(1)	Includes delinquent loans in COVID-19 related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2021	2020

	(in thousands)
California	$65,386,177	$60,591,363
Florida	39,712,103	35,360,190
Texas	38,627,464	34,591,419
Virginia	29,487,339	26,209,701
Maryland	22,372,406	19,974,809
All other states	277,638,557	250,023,348
	$473,224,046	$426,750,830

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$3,720	$—	$—	$3,720
Loans held for sale at fair value	—	7,066,245	3,818,261	10,884,506
Derivative assets:
Interest rate lock commitments	—	—	344,128	344,128
Forward purchase contracts	—	55,765	—	55,765
Forward sales contracts	—	39,597	—	39,597
MBS put options	—	13,106	—	13,106
MBS call options	—	687	—	687
Swaption purchase contracts	—	11,041	—	11,041
Put options on interest rate futures purchase contracts	2,664	—	—	2,664
Call options on interest rate futures purchase contracts	2,297	—	—	2,297
Total derivative assets before netting	4,961	120,196	344,128	469,285
Netting	—	—	—	(98,016)
Total derivative assets	4,961	120,196	344,128	371,269
Mortgage servicing rights at fair value	—	—	3,412,648	3,412,648
Investment in PennyMac Mortgage Investment Trust	1,580	—	—	1,580
	$10,261	$7,186,441	$7,575,037	$14,673,723
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$518	$518
Forward purchase contracts	—	23,274	—	23,274
Forward sales contracts	—	68,347	—	68,347
Total derivative liabilities before netting	—	91,621	518	92,139
Netting	—	—	—	(48,229)
Total derivative liabilities	—	91,621	518	43,910
Mortgage servicing liabilities at fair value	—	—	100,091	100,091
	$—	$91,621	$100,609	$144,001

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$15,217	$—	$—	$15,217
Loans held for sale at fair value	—	6,941,231	4,675,169	11,616,400
Derivative assets:
Interest rate lock commitments	—	—	679,961	679,961
Forward purchase contracts	—	133,267	—	133,267
Forward sales contracts	—	1,451	—	1,451
MBS put options	—	14,302	—	14,302
Swaption purchase contracts	—	11,939	—	11,939
Put options on interest rate futures purchase contracts	5,520	—	—	5,520
Call options on interest rate futures purchase contracts	1,391	—	—	1,391
Total derivative assets before netting	6,911	160,959	679,961	847,831
Netting	—	—	—	(136,593)
Total derivative assets	6,911	160,959	679,961	711,238
Mortgage servicing rights at fair value	—	—	2,581,174	2,581,174
Investment in PennyMac Mortgage Investment Trust	1,105	—	—	1,105
	$23,233	$7,102,190	$7,936,304	$14,925,134
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$131,750	$131,750
Derivative liabilities:
Interest rate lock commitments	—	—	2,935	2,935
Forward purchase contracts	—	1,276	—	1,276
Forward sales contracts	—	251,149	—	251,149
Total derivative liabilities before netting	—	252,425	2,935	255,360
Netting	—	—	—	(212,722)
Total derivative liabilities	—	252,425	2,935	42,638
Mortgage servicing liabilities at fair value	—	—	45,324	45,324
	$—	$252,425	$180,009	$219,712

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended June 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, March 31, 2021	$5,202,065	$337,940	$3,268,910	$8,808,915
Purchases and issuances, net	6,828,094	351,934	—	7,180,028
Capitalization of interest and advances	60,439	—	—	60,439
Sales and repayments	(3,866,340)	—	—	(3,866,340)
Mortgage servicing rights resulting from loan sales	—	—	483,362	483,362
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	179,792	—	—	179,792
Other factors	—	332,435	(339,624)	(7,189)
	179,792	332,435	(339,624)	172,603
Transfers from Level 3 to Level 2	(4,585,789)	—	—	(4,585,789)
Transfers to loans held for sale	—	(678,699)	—	(678,699)
Balance, June 30, 2021	$3,818,261	$343,610	$3,412,648	$7,574,519
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2021	$74,184	$343,610	$(339,624)	$78,170
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2021
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2021	$46,026
Mortgage servicing liabilities resulting from loan sales	57,421
Changes in fair value included in income	(3,356)
Balance, June 30, 2021	$100,091
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2021	$(3,356)

	Quarter ended June 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, March 31, 2020	$806,587	$315,194	$8,187	$2,193,697	$3,323,665
Purchases and issuances, net	288,856	496,149	—	—	785,005
Capitalization of interest and advances	14,994	—	—	—	14,994
Sales and repayments	(60,364)	—	—	—	(60,364)
Mortgage servicing rights resulting from loan sales	—	—	—	225,534	225,534
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,132	—	—	—	1,132
Other factors	—	297,198	—	(205,692)	91,506
	1,132	297,198	—	(205,692)	92,638
Transfers from Level 3 to Level 2	(389,486)	—	—	—	(389,486)
Transfers to loans held for sale	—	(740,477)	—	—	(740,477)
Balance, June 30, 2020	$661,719	$368,064	$8,187	$2,213,539	$3,251,509
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2020	$(717)	$368,064	$—	$(205,692)	$161,655
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended June 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, March 31, 2020	$157,109	$29,761	$186,870
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	483	—	483
Accrual of interest	2,372	—	2,372
Repayments	(8,122)	—	(8,122)
Changes in fair value included in income	(636)	97	(539)
Balance, June 30, 2020	$151,206	$29,858	$181,064
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2020	$(636)	$97	$(539)

	Six months ended June 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	11,056,535	829,867	—	11,886,402
Capitalization of interest and advances	78,844	—	—	78,844
Sales and repayments	(4,795,241)	—	—	(4,795,241)
Mortgage servicing rights resulting from loan sales	—	—	953,895	953,895
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	227,946	—	—	227,946
Other factors	—	152,822	(122,421)	30,401
	227,946	152,822	(122,421)	258,347
Transfers from Level 3 to Level 2	(7,424,910)	—	—	(7,424,910)
Transfers to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers to loans held for sale	—	(1,316,105)	—	(1,316,105)
Balance, June 30, 2021	$3,818,261	$343,610	$3,412,648	$7,574,519
Changes in fair value recognized during the period relating to assets still held at June 30, 2021	$135,823	$343,610	$(122,421)	$357,012
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Repayments	(134,624)	—	(134,624)
Mortgage servicing liabilities resulting from loan sales	—	64,383	64,383
Changes in fair value included in income	1,037	(9,616)	(8,579)
Balance, June 30, 2021	$—	$100,091	$100,091
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2021	$—	$(9,616)	$(9,616)

	Six months ended June 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	1,930,087	838,129	—	25,760	2,793,976
Capitalization of interest and advances	33,021	—	—	—	33,021
Sales and repayments	(799,292)	—	—	—	(799,292)
Mortgage servicing rights resulting from loan sales	—	—	—	507,849	507,849
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(6,391)	—	—	—	(6,391)
Other factors	—	497,116	—	(1,246,860)	(749,744)
	(6,391)	497,116	—	(1,246,860)	(756,135)
Transfers from Level 3 to Level 2	(878,893)	—	—	—	(878,893)
Transfers to real estate acquired in settlement of loans	(691)	—	—	—	(691)
Transfers of interest rate lock commitments to loans held for sale	—	(1,103,831)	—	—	(1,103,831)
Balance, June 30, 2020	$661,719	$368,064	$8,187	$2,213,539	$3,251,509
Changes in fair value recognized during the period relating to assets still held at June 30, 2020	$(563)	$368,064	$—	$(1,246,860)	$(879,359)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	862	—	862
Accrual of interest	4,346	—	4,346
Repayments	(17,430)	—	(17,430)
Mortgage servicing liabilities resulting from loan sales	—	6,576	6,576
Changes in fair value included in income	(15,158)	(5,858)	(21,016)
Balance, June 30, 2020	$151,206	$29,858	$181,064
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2020	$(15,158)	$(5,858)	$(21,016)

The Company had transfers among the fair value levels arising from the return to salability in the active secondary market of certain loans held for sale and from transfers of IRLCs to loans held for sale at fair value upon purchase or funding.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2021			2020
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$761,841	$—	$761,841	$739,797	$—	$739,797
Mortgage servicing rights	—	(339,624)	(339,624)	—	(205,692)	(205,692)
	$761,841	$(339,624)	$422,217	$739,797	$(205,692)	$534,105
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$636	$636
Mortgage servicing liabilities	—	3,356	3,356	—	(97)	(97)
	$—	$3,356	$3,356	$—	$539	$539

	Six months ended June 30,
	2021			2020
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$1,411,960	$—	$1,411,960	$1,138,515	$—	$1,138,515
Mortgage servicing rights	—	(122,421)	(122,421)	—	(1,246,860)	(1,246,860)
	$1,411,960	$(122,421)	$1,289,539	$1,138,515	$(1,246,860)	$(108,345)
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$(1,037)	$(1,037)	$—	$15,158	$15,158
Mortgage servicing liabilities	—	9,616	9,616	—	5,858	5,858
	$—	$8,579	$8,579	$—	$21,016	$21,016

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	June 30, 2021			December 31, 2020
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$10,526,148	$10,079,813	$446,335	$11,304,308	$10,743,814	$560,494
90 days or more delinquent:
Not in foreclosure	330,472	327,869	2,603	275,419	280,595	(5,176)
In foreclosure	27,886	31,253	(3,367)	36,673	39,529	(2,856)
	$10,884,506	$10,438,935	$445,571	$11,616,400	$11,063,938	$552,462

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2021	$—	$—	$2,863	$2,863
December 31, 2020	$—	$—	$1,450	$1,450

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Real estate acquired in settlement of loans	$(434)	$(1,001)	$(743)	$(2,283)

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

The Company estimates the fair value of the Notes payable secured by mortgage servicing assets and the Unsecured senior notes based on non-affiliate broker indications of fair value. The fair value and carrying value of these notes are summarized below:

	June 30, 2021		December 31, 2020
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,298,603	$1,296,731	$1,268,304	$1,295,840
Unsecured senior notes	$1,309,750	$1,288,769	$685,750	$645,820

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief operating, financial, investment and risk officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed pools in its loan servicing portfolio. The Company’s right to purchase government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of purchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such loans may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security.

Loans become eligible for resale into a new Ginnie Mae security when the loans become current either through completion of a modification of the loan’s terms or after six months of timely payments following either the completion of certain types of payment deferral programs or borrower reperformance and when the issuance date of the new security is at least 210 days after the date the loan was last delinquent.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2021	December 31, 2020
Fair value (in thousands)	$3,818,261	$4,675,169
Key inputs (1):
Discount rate:
Range	2.0% – 9.2%	2.8% – 9.2%
Weighted average	2.0%	2.8%
Twelve-month projected housing price index change:
Range	4.8% – 5.3%	2.7% – 3.5%
Weighted average	5.1%	3.0%
Voluntary prepayment/resale speed (2):
Range	0.4% – 26.8%	0.4% – 31.3%
Weighted average	22.0%	21.9%
Total prepayment speed (3):
Range	0.4% – 37.6%	0.5% – 42.9%
Weighted average	28.8%	29.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment and resale rates.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated fair value of MSR attributable to the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2021	December 31, 2020
Fair value (in thousands) (1)	$343,610	$677,026
Key inputs (2):
Pull-through rate:
Range	8.0% – 100%	10.1% – 100%
Weighted average	82.7%	82.7%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	(14.7) – 6.5	0.7 – 5.3
Weighted average	3.6	3.6
Percentage of loan commitment amount
Range	(2.1)% – 3.1%	0.1% – 2.6%
Weighted average	1.2%	1.2%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment rates (prepayment speed), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$483,362	$225,534	$953,895	$507,849
Unpaid principal balance of underlying loans	$36,830,098	$20,066,302	$71,773,352	$38,396,686
Weighted average servicing fee rate (in basis points)	33	36	33	38
Key inputs (1):
Pricing spread (2):
Range	6.0% – 16.9%	8.1% – 18.1%	6.0% – 16.9%	6.8% – 18.1%
Weighted average	8.9%	9.9%	9.2%	9.1%
Annual total prepayment speed (3):
Range	6.7% – 17.7%	8.8% – 29.1%	6.2% – 16.7%	8.8% – 49.8%
Weighted average	8.5%	13.0%	8.1%	13.7%
Equivalent average life (in years):
Range	4.0 – 8.8	2.9 – 8.1	4.1 – 9.0	1.5 – 8.1
Weighted average	8.1	6.3	8.3	6.1
Per-loan annual cost of servicing:
Range	$80 – $117	$79 – $110	$81 – $117	$77 – $110
Weighted average	$104	$101	$104	$99
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2021	December 31, 2020

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 3,412,648	$ 2,581,174
Pool characteristics:
Unpaid principal balance of underlying loans	$ 252,475,400	$ 238,410,809
Weighted average note interest rate	3.3%	3.6%
Weighted average servicing fee rate (in basis points)	34	35
Key inputs (1):
Pricing spread (2):
Range	6.3% – 16.1%	8.0% – 17.6%
Weighted average	8.4%	10.1%
Effect on fair value of:
5% adverse change	($56,330)	($46,356)
10% adverse change	($110,804)	($90,936)
20% adverse change	($214,519)	($175,137)
Annual total prepayment speed (3):
Range	7.9% – 29.1%	10.1% – 32.9%
Weighted average	10.5%	13.7%
Equivalent average life (in years):
Range	3.0 – 7.8	2.3 – 7.7
Weighted average	6.9	6.0
Effect on fair value of:
5% adverse change	($72,028)	($66,536)
10% adverse change	($141,434)	($130,253)
20% adverse change	($272,904)	($249,843)
Annual per-loan cost of servicing:
Range	$79 – $117	$79 – $117
Weighted average	$107	$107
Effect on fair value of:
5% adverse change	($31,198)	($25,482)
10% adverse change	($62,395)	($50,964)
20% adverse change	($124,790)	($101,929)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

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

The key inputs used in the estimation of ESS fair value include pricing spread and prepayment speed. Significant changes to either of those inputs in isolation could result in a significant change in the fair value of ESS. Changes in these key inputs are not directly related.

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

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread, prepayment speed, and the annual per-loan cost to service the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2021	2020
Fair value (in thousands)	$100,091	$45,324
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$6,135,249	$2,857,492
Servicing fee rate (in basis points)	25	25
Key inputs:
Pricing spread (1)	7.7%	7.6%
Annual total prepayment speed (2)	31.8%	33.3%
Equivalent average life (in years)	3.5	3.2
Annual per-loan cost of servicing	$278	$305
(1)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided for informational purposes.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	June 30,	December 31,
Loan type	2021	2020

	(in thousands)
Government-insured or guaranteed	$5,115,678	$5,683,786
Conventional conforming	1,950,567	1,257,445
Purchased from Ginnie Mae pools serviced by the Company	3,789,022	4,661,378
Repurchased pursuant to representations and warranties	29,239	13,791
	$10,884,506	$11,616,400
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$9,917,262	$10,912,178
Mortgage loan participation purchase and sale agreements	533,864	545,500
	$10,451,126	$11,457,678

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of the Company’s loan production activities and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created as a result of the Company’s loan production activities are IRLCs that are created when the Company commits to purchase or originate a loan for sale.

The Company engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of certain of the its assets. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and its MSRs.

The Company does not designate and qualify any of its derivatives for hedge accounting. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	13,879,343	$344,128	$518	20,624,535	$679,961	$2,935
Used for hedging purposes (2):
Forward purchase contracts	24,712,770	55,765	23,274	31,689,543	133,267	1,276
Forward sales contracts	37,785,066	39,597	68,347	50,438,967	1,451	251,149
MBS put options	11,450,000	13,106	—	12,025,000	14,302	—
MBS call options	750,000	687	—	—	—	—
Swaption purchase contracts	5,455,000	11,041	—	3,375,000	11,939	—
Put options on interest rate futures purchase contracts	3,450,000	2,664	—	4,750,000	5,520	—
Call options on interest rate futures purchase contracts	350,000	2,297	—	850,000	1,391	—
Treasury futures purchase contracts	705,000	—	—	1,065,000	—	—
Treasury futures sale contracts	1,480,000	—	—	1,555,000	—	—
Interest rate swap futures purchase contracts	4,040,000	—	—	4,801,700	—	—
Interest rate swap futures sale contracts	250,000	—	—	711,700	—	—
Total derivatives before netting		469,285	92,139		847,831	255,360
Netting		(98,016)	(48,229)		(136,593)	(212,722)
		$371,269	$43,910		$711,238	$42,638
Deposits (received from) placed with derivative counterparties, net		$(49,787)			$76,129
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of the derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

Derivative Balances and Netting of Financial Instruments

The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from or posted to its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	June 30, 2021			December 31, 2020
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$344,128	$—	$344,128	$679,961	$—	$679,961
Derivatives subject to master netting arrangements:
Forward purchase contracts	55,765	—	55,765	133,267	—	133,267
Forward sale contracts	39,597	—	39,597	1,451	—	1,451
MBS put options	13,106	—	13,106	14,302	—	14,302
MBS call options	687	—	687	—	—	—
Swaption purchase contracts	11,041	—	11,041	11,939	—	11,939
Put options on interest rate futures purchase contracts	2,664	—	2,664	5,520	—	5,520
Call options on interest rate futures purchase contracts	2,297	—	2,297	1,391	—	1,391
Netting	—	(98,016)	(98,016)	—	(136,593)	(136,593)
	125,157	(98,016)	27,141	167,870	(136,593)	31,277
	$469,285	$(98,016)	$371,269	$847,831	$(136,593)	$711,238

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2021				December 31, 2020
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$344,128	$—	$—	$344,128	$679,961	$—	$—	$679,961
JPMorgan Chase Bank, N.A.	11,325	—	—	11,325	17,149	—	—	17,149
Bank of America, N.A.	5,972	—	—	5,972	—	—	—	—
RJ O'Brien	4,961	—	—	4,961	6,910	—	—	6,910
Barclays Capital	3,166	—	—	3,166	—	—	—	—
Morgan Stanley Bank, N.A.	—	—	—	—	2,443	—	—	2,443
Citibank, N.A.	—	—	—	—	2,026	—	—	2,026
Others	1,717	—	—	1,717	2,749	—	—	2,749
	$371,269	$—	$—	$371,269	$711,238	$—	$—	$711,238

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2021			December 31, 2020
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$518	$—	$518	$2,935	$—	$2,935
Derivatives subject to a master netting arrangement:
Forward purchase contracts	23,274	—	23,274	1,276	—	1,276
Forward sale contracts	68,347	—	68,347	251,149	—	251,149
Netting	—	(48,229)	(48,229)	—	(212,722)	(212,722)
	91,621	(48,229)	43,392	252,425	(212,722)	39,703
Total derivatives	92,139	(48,229)	43,910	255,360	(212,722)	42,638
Assets sold under agreements to repurchase:
Amount outstanding	8,262,251	—	8,262,251	9,663,995	—	9,663,995
Unamortized debt issuance cost	(7,708)	—	(7,708)	(9,198)	—	(9,198)
	8,254,543	—	8,254,543	9,654,797	—	9,654,797
	$8,346,682	$(48,229)	$8,298,453	$9,910,157	$(212,722)	$9,697,435

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

	June 30, 2021				December 31, 2020
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$518	$—	$—	$518	$2,935	$—	$—	$2,935
JPMorgan Chase Bank, N.A.	2,214,762	(2,214,762)	—	—	2,752,279	(2,752,279)	—	—
Credit Suisse First Boston Mortgage Capital LLC	1,873,730	(1,866,023)	—	7,707	3,947,752	(3,943,149)	—	4,603
Bank of America, N.A.	1,053,871	(1,053,871)	—	—	634,523	(626,550)	—	7,973
Goldman Sachs	788,182	(788,182)	—	—	—	—	—	—
Royal Bank of Canada	728,898	(728,898)	—	—	406,348	(406,348)	—	—
BNP Paribas	372,377	(372,377)	—	—	337,823	(336,545)	—	1,278
Morgan Stanley Bank, N.A.	353,729	(353,729)	—	—	331,546	(331,546)	—	—
Barclays Capital	348,272	(348,272)	—	—	596,729	(596,729)	—	—
Wells Fargo Bank, N.A.	349,852	(342,509)	—	7,343	169,085	(165,224)	—	3,861
Citibank, N.A.	204,515	(193,628)	—	10,887	505,625	(505,625)	—	—
Mizuho Securities	14,225	—	—	14,225	6,491	—	—	6,491
Federal Home Loan Mortgage Corporation	—	—	—	—	12,928	—	—	12,928
Others	3,230	—	—	3,230	2,569	—	—	2,569
	$8,306,161	$(8,262,251)	$—	$43,910	$9,706,633	$(9,663,995)	$—	$42,638

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2021	2020	2021	2020

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$5,670	$52,871	$(333,416)	$231,414
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(167,734)	$(101,115)	$294,804	$(326,672)
Mortgage servicing rights	Net loan servicing fees–Hedging results	$91,118	$(15,764)	$(351,033)	$1,020,806
(1)	Represents net increase (decrease) in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Balance at beginning of period	$3,268,910	$2,193,697	$2,581,174	$2,926,790
Additions:
Resulting from loan sales	483,362	225,534	953,895	507,849
Purchases	—	—	—	25,760
	483,362	225,534	953,895	533,609
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(239,514)	(98,681)	73,376	(1,014,543)
Other changes in fair value (2)	(100,110)	(107,011)	(195,797)	(232,317)
Total change in fair value	(339,624)	(205,692)	(122,421)	(1,246,860)
Balance at end of period	$3,412,648	$2,213,539	$3,412,648	$2,213,539

			June 30,	December 31,
			2021	2020

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$3,408,088	$2,577,964
(1)	Principally reflects changes in discount rate, prepayment speed and servicing cost inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Balance at beginning of period	$46,026	$29,761	$45,324	$29,140
Mortgage servicing liabilities resulting from loan sales	57,421	—	64,383	6,576
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	11,083	9,673	17,847	14,105
Other changes in fair value (2)	(14,439)	(9,576)	(27,463)	(19,963)
Total change in fair value	(3,356)	97	(9,616)	(5,858)
Balance at end of period	$100,091	$29,858	$100,091	$29,858

(1)	Principally reflects changes in expected borrower performance and servicer losses given default.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Contractual servicing fees	$208,275	$199,178	$419,028	$397,831
Other fees:
Late charges	6,665	8,490	14,596	21,103
Other	7,768	5,971	15,622	10,821
	$222,708	$213,639	$449,246	$429,755

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Lease expense:
Operating leases	$4,508	$4,034	$8,874	$7,966
Short-term leases	420	224	470	480
Net lease expense included in Occupancy and equipment	$4,928	$4,258	$9,344	$8,446

Other information:
Payments for operating leases	$5,149	$4,354	$10,185	$8,794
Operating lease right-of-use assets recognized	$4,570	$4,964	$7,813	$6,498
Period end weighted averages:
Remaining lease term (in years)			5.9	6.6
Discount rate			4.1%	4.2%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2022	$19,401
2023	18,968
2024	17,503
2025	15,929
2026	14,324
Thereafter	20,945
Total lease payments	107,070
Less imputed interest	(10,607)
Operating lease liability	$96,463

Note 11—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2021	2020

	(in thousands)
Margin deposits	$103,863	$116,881
Capitalized software, net	91,712	81,434
Prepaid expenses	57,800	53,975
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	49,934	153,054
Net servicing fee receivables	31,012	42,282
Furniture, fixture, equipment and building improvements, net	32,887	32,217
Real estate acquired in settlement of loans	8,548	12,158
Other	236,517	200,168
	$612,273	$692,169
Deposits pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$49,934	$153,054
Assets pledged to secure Obligations under capital lease:
Capitalized software, net	6,024	7,675
Furniture, fixture, equipment and building improvements, net	4,899	5,689
	$60,857	$166,418

Note 12—Short-Term Borrowings

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2021.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value, assets purchased from PMT under agreements to resell or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on LIBOR. Loans and MSRs financed under these agreements may be re-pledged by the lenders.

Fannie Mae MSR Facility

On April 28, 2021, the Company, through PLS, PennyMac, and PFSI Issuer Trust - FMSR, entered into a structured finance transaction, allowing PLS to finance Fannie Mae MSRs and ESS (the “Fannie Mae MSR Facility”). In connection with the Fannie Mae MSR Facility, PLS pledges and/or sells to PFSI Issuer Trust - FMSR participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of a master repurchase agreement, dated as of April 28, 2021, by and between PLS, PFSI Issuer Trust - FMSR and PennyMac (the “PC Repurchase Agreement”). In return, PFSI Issuer Trust - FMSR (a) has issued to PLS the Series 2021-MSRVF1 Note, dated April 28, 2021, known as the “PFSI ISSUER TRUST - FMSR Collateralized Notes, Series 2021-MSRVF1” (the “FMSR VFN”), and (b) may, from time to time, issue to institutional investors term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the FMSR VFN is $1,000,000,000. The Company did not borrow under the facility during the quarter ended June 30, 2021.

Under the PC Repurchase Agreement, PLS grants to PFSI Issuer Trust – FMSR a security interest in all of its right, title and interest in, to and under participation certificates representing beneficial interests in MSRs and ESS, including all of its rights and interests in any MSRs and ESS it thereafter owns or acquires. The principal amount paid by PFSI Issuer Trust - FMSR for the participation certificates under the PC Repurchase Agreement is based upon a percentage of the market value of the underlying MSRs (inclusive of the ESS). Upon PLS’s repurchase of the participation certificates, PLS is required to repay PFSI Issuer Trust - FMSR the principal amount relating thereto plus accrued interest (at a rate reflective of the current market and consistent with the weighted average note rate of the FMSR VFN and any outstanding term notes) to the date of such repurchase.

PLS also entered into a master repurchase agreement on April 28, 2021 (the “FMSR VFN Repurchase Agreement”) with CSFB, as administrative agent, and Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as purchaser, pursuant to which PLS sold the FMSR VFN to CSCIB with an agreement to repurchase such FMSR VFN at a later date. The FMSR VFN Repurchase Agreement has an initial term extending through March 31, 2023. The FMSR VFN Repurchase Agreement provides for a maximum purchase price of $250 million, all of which is committed. The principal amount paid by CSCIB for the FMSR VFN is based upon a percentage of the market value of such FMSR VFN. Upon PLS’s repurchase of the FMSR VFN, PLS is required to repay CSCIB the principal amount relating thereto plus accrued interest (at a rate reflective of the current market based on a spread above LIBOR with index replacement provisions related to the transition from LIBOR) to the date of such repurchase. Under the FMSR VFN Repurchase Agreement, in the event any such transactions are deemed to be loans and not sales and purchases, PLS granted to CSCIB a security interest in all of its right, title and interest in, to and under the FMSR VFN and all rights to reimbursement or payment of the FMSR VFN and/or amounts due in respect thereof.

Ginnie Mae MSR Facility

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$7,571,340	$2,529,217	$7,999,580	$2,833,444
Weighted average interest rate (1)	2.07%	2.32%	2.13%	2.74%
Total interest expense	$44,623	$17,487	$96,802	$43,171
Maximum daily amount outstanding	$10,856,677	$3,769,495	$10,856,677	$3,769,495

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,262,251	$9,663,995
Unamortized debt issuance costs	(7,708)	(9,198)
	$8,254,543	$9,654,797
Weighted average interest rate	1.86%	1.90%
Available borrowing capacity (2):
Committed	$666,772	$372,803
Uncommitted	6,695,976	2,163,202
	$7,362,748	$2,536,005
Fair value of assets securing repurchase agreements:
Loans held for sale	$9,917,262	$10,912,178
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$80,862
Servicing advances (3)	$311,896	$413,484
Mortgage servicing rights (3)	$3,209,383	$2,490,267
Deposits (3)	$49,934	$153,054
Margin deposits placed with counterparties (4)	$10,875	$5,625
(1)	Excludes the effect of amortization of net issuance costs and utilization fees of $5.3 million and $2.8 million for the quarters ended June 30, 2021 and 2020, respectively, and $11.8 million and $4.4 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, and the Term Notes described in Note 13 – Long-Term Debt- Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2021	Unpaid principal balance
(dollars in thousands)
Within 30 days	$3,532,563
Over 30 to 90 days	3,396,557
Over 90 to 180 days	987,861
Over 180 days to one year	295,270
Over one year to two year	50,000
Total assets sold under agreements to repurchase	$8,262,251
Weighted average maturity (in months)	2.2

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2021:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$2,126,158	March 31, 2023	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC	$724,309	August 18, 2021	March 31, 2023
Bank of America, N.A.	$397,300	July 31, 2021	June 7, 2023
JP Morgan Chase Bank, N.A.	$207,772	August 3, 2021	September 30, 2022
JP Morgan Chase Bank, N.A.	$1,891	August 6, 2021	June 6, 2023
BNP Paribas	$124,512	July 18, 2021	July 30, 2021
Goldman Sachs	$77,468	October 8, 2021	December 23, 2022
Royal Bank of Canada	$55,641	September 26, 2021	June 14, 2022
Morgan Stanley Bank, N.A.	$44,701	August 28, 2021	November 2, 2022
Barclays Bank PLC	$41,978	August 26, 2021	November 3, 2022
Wells Fargo Bank, N.A.	$20,750	September 16, 2021	October 6, 2022
Citibank, N.A.	$11,835	August 3, 2021	August 3, 2021
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance	$254,343	$240,119	$265,390	$243,965
Weighted average interest rate (1)	1.36%	1.53%	1.35%	2.09%
Total interest expense	$1,039	$1,061	$2,134	$2,871
Maximum daily amount outstanding	$528,844	$540,977	$528,844	$540,977
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 and $145,000 for the quarters ended June 30, 2021 and 2020, respectively, and $344,000 and $318,000 for the six months ended June 30, 2021 and 2020, respectively.

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$512,253	$521,477
Unamortized debt issuance costs	—	—
	$512,253	$521,477
Weighted average interest rate	1.48%	1.39%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$533,864	$545,500

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

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance	$9,072	$17,272	$10,169	$18,367
Weighted average interest rate	2.10%	2.70%	2.12%	3.05%
Total interest expense	$48	$104	$107	$271
Maximum daily amount outstanding	$10,468	$18,145	$11,864	$20,810

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Unpaid principal balance	$7,677	$11,864
Weighted average interest rate	2.07%	2.15%
Assets pledged to secure obligations under capital lease:
Capitalized software	$6,024	$7,675
Furniture, fixtures and equipment	$4,899	$5,689

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

The Company, through the Issuer Trust described in Note 12—Short-Term Borrowings—Assets Sold Under Agreements to Repurchase, issued term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae mortgage servicing assets that are financed pursuant to the GNMA MSR Facility.

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

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Weighted average interest rate (1)	2.91%	3.28%	2.90%	3.86%
Total interest expense	$10,104	$11,109	$19,992	$25,955
(1)	Excludes the effect of amortization of debt issuance costs totaling $634,000 and $451,000 for the quarters ended June 30, 2021 and 2020, respectively, and $1.2 million and $896,000 for the six months ended June 30, 2021 and 2020, respectively.

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(3,269)	(4,160)
	$1,296,731	$1,295,840
Weighted average interest rate	2.84%	2.93%
Assets pledged to secure notes payable (1):
Servicing advances	$311,896	$413,484
Mortgage servicing rights	$3,164,980	$2,421,326
Deposits	$49,934	$153,054
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by PFSI’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indenture under which the Unsecured Notes were issued). The guarantees are senior unsecured obligations of the guarantors and will rank senior in right of payment to any future subordinated indebtedness of the guarantors, equally in right of payment with all existing and future senior indebtedness of the guarantors and effectively subordinated to any future secured indebtedness of the guarantors to the extent of the fair value of collateral securing such indebtedness. The Unsecured Notes and the guarantees are structurally subordinated to the indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Unsecured Notes.

Following is a summary of the Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date
	(in thousands)	(Annual)
September 29, 2020	$500,000	5.38%	October 15, 2025
October 19, 2020	150,000	5.38%	October 15, 2025
February 11, 2021	650,000	4.25%	February 15, 2029
	$1,300,000

Before October 15, 2022 or February 15, 2024 for the Unsecured Notes issued during 2020 and 2021, respectively, the Company may, at its option redeem earlier in accordance with the terms of the Unsecured Notes:

●	some or all of the Unsecured Notes at a price equal to 100% of the principal amount of the Unsecured Notes redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, plus a make-whole premium; and
●	up to 40% of the aggregate principal amount of the Unsecured Notes with an amount equal to or less than the net proceeds from certain equity offerings at a redemption price of 105.375% and 104.25% for the Unsecured Notes issued during 2020, and 2021, respectively, plus accrued and unpaid interest to, but excluding, the redemption date.

●	If a “change of control” (as defined in the indenture under which the Unsecured Notes were issued) occurs, the holders of the Unsecured Notes may require the Company to purchase for cash all or a portion of their Unsecured Notes at a purchase price equal to 101% of the principal amount of the Unsecured Notes, plus accrued and unpaid interest to, but excluding, the repurchase date.

	Quarter ended	Six months ended
	June 30, 2021	June 30, 2021

	(dollars in thousands)
Average balance	$1,300,000	$1,152,762
Weighted average interest rate (1)	4.81%	4.81%
Total interest expense	$16,169	$28,839
(1)	Excludes the effect of amortization of debt issuance costs of $571,000 and $918,000 for the quarter and six months ended June 30, 2021, respectively.

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$650,000
Unamortized debt issuance costs, net of issuance premiums	(11,231)	(4,180)
	$1,288,769	$645,820
Weighted average interest rate	4.81%	5.38%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Twelve months ended June 30,
	2022	2023	2024	2025	2026	Thereafter	Total

	(in thousands)
Obligations under capital lease	$7,677	$—	$—	$—	$—	$—	$7,677
Notes payable secured by mortgage servicing assets	—	650,000	650,000	—	—	—	1,300,000
Unsecured Notes	—	—	—	—	650,000	650,000	1,300,000
Total	$7,677	$650,000	$650,000	$—	$650,000	$650,000	$2,607,677

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Balance at beginning of period	$38,428	$23,202	$32,688	$21,446
Provision for losses on loans sold:
Resulting from sales of loans	10,304	4,189	20,357	7,901
Reduction in liability due to change in estimate	(3,640)	(1,270)	(7,325)	(2,946)
Losses incurred, net	(757)	(212)	(1,385)	(492)
Balance at end of period	$44,335	$25,909	$44,335	$25,909
Unpaid principal balance of loans subject to representations and warranties at end of period	$234,327,924	$192,064,630

Note 15—Income Taxes

The Company’s effective income tax rates were 26.9% and 26.6% for the quarters ended June 30, 2021 and 2020, respectively, and 26.0% and 26.4% for the six months ended June 30, 2021 and 2020, respectively. The difference in the effective tax rates for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in tax deductions in 2021 related to equity compensation. Substantially all of this increase in tax deductions related to equity compensation was realized in the quarter ended March 31, 2021.

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

Regulatory Matters

The Company and/or its subsidiaries are subject to various state and federal regulations related to its loan production and servicing operations by the various states it operates in as well as federal agencies such as the Consumer Financial Protection Bureau (“CFPB”), HUD, and the FHA and is subject to the requirements of the Agencies to which it sells loans and for which it performs loan servicing activities. As a result, the Company may become involved in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by such various federal, state and local regulatory bodies.

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

The Company’s commitments to purchase and fund loans totaled $13.9 billion as of June 30, 2021.

Note 17—Stockholders’ Equity

In February 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $500 million to $1 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2021	2020	2021	2020	total (1)

	(in thousands)
Shares of common stock repurchased	2,574	6,975	7,227	7,213	16,933
Cost of shares of common stock repurchased	$154,920	$237,162	$443,439	$241,283	$795,866
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through June 30, 2021.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
From non-affiliates:
Cash gains:
Loans	$387,305	$502,416	$470,017	$614,173
Hedging activities	(325,651)	(227,013)	410,574	(349,679)
	61,654	275,403	880,591	264,494
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	425,941	225,534	889,512	501,273
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(10,304)	(4,189)	(20,357)	(7,901)
Reductions in liability due to change in estimate	3,640	1,270	7,325	2,946
Changes in fair values of loans and derivatives held at period end:
Interest rate lock commitments	5,670	52,871	(333,416)	231,414
Loans	(50,322)	10,978	54,900	(61,102)
Hedging derivatives	157,917	125,898	(115,770)	23,007
	594,196	687,765	1,362,785	954,131
From PennyMac Mortgage Investment Trust (1)	(11,548)	(5,592)	(25,796)	72,324
	$582,648	$682,173	$1,336,989	$1,026,455

(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions.

Note 19—Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$747	$1,893	$1,734	$3,604
Loans held for sale at fair value	76,453	32,586	151,277	79,012
Placement fees relating to custodial funds	3,597	12,047	9,480	35,256
	80,797	46,526	162,491	117,872
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	792	387	2,010
	80,797	47,318	162,878	119,882

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	44,623	17,487	96,802	43,171
Mortgage loan participation purchase and sale agreements	1,039	1,061	2,134	2,871
Obligations under capital lease	48	104	107	271
Notes payable secured by mortgage servicing assets	10,104	11,109	19,992	25,955
Unsecured senior notes	16,169	—	28,839	—
Corporate revolving line of credit	—	472	—	975
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	29,144	18,954	58,580	33,825
Interest on mortgage loan impound deposits	1,304	1,648	2,410	3,305
	102,431	50,835	208,864	110,373
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	2,372	1,280	4,346
	102,431	53,207	210,144	114,719
	$(21,634)	$(5,889)	$(47,266)	$5,163

Note 20—Stock-based Compensation

As of June 30, 2021, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	310	422
Stock options	—	—	249	273
Time-based RSUs	—	5	171	310
Grant date fair value:
Performance-based RSUs	$—	$—	$18,237	$14,788
Stock options	—	—	5,116	2,770
Time-based RSUs	—	150	10,066	10,823
Total	$—	$150	$33,419	$28,381
Vestings and exercises:
Performance-based RSUs vested	—	—	640	603
Stock options exercised	97	144	185	324
Time-based RSUs vested	2	—	307	348
Compensation expense	$8,894	$6,757	$19,771	$19,125

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Net income	$204,229	$352,677	$581,097	$658,920

Weighted average basic shares of common stock outstanding	65,890	77,790	67,493	78,240
Effect of dilutive securities:
Common shares issuable under stock-based compensation plan	3,509	2,634	3,755	3,001
Weighted average shares of common stock applicable to diluted earnings per share	69,399	80,424	71,248	81,241
Basic earnings per share of common stock	$3.10	$4.53	$8.61	$8.42
Diluted earnings per share of common stock	$2.94	$4.39	$8.16	$8.11

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	308	422	215	292
Time-based RSUs	—	79	—	110
Stock options (2)	249	273	173	189
Total anti-dilutive shares and units	557	774	388	591
Weighted average exercise price of anti-dilutive stock options (2)	$58.85	$35.03	$58.85	$35.03
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 22—Supplemental Cash Flow Information

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash paid for interest	$208,015	$127,806
Cash paid for income taxes, net	$257,074	$3,871
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$953,895	$507,849
Unsettled portion of MSR acquisitions	$—	$1,053
Operating right-of-use assets recognized	$7,813	$6,498
Non-cash financing activity:
Mortgage servicing liabilities resulting from loan sales	$64,383	$6,576
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$557	$862
Issuance of common stock in settlement of directors' fees	$101	$96

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2021		December 31, 2020
Agency–company subject to requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac – PLS	$5,243,429	$658,510	$4,454,680	$633,331
Ginnie Mae – PLS	$4,785,193	$977,600	$3,794,112	$1,058,641
HUD – PLS	$4,785,193	$2,500	$3,794,112	$2,500
Liquidity
Fannie Mae & Freddie Mac – PLS	$317,877	$88,189	$506,096	$84,444
Ginnie Mae – PLS	$317,877	$217,186	$506,096	$215,722
Adjusted net worth / Total assets ratio
Ginnie Mae – PLS	20%	6%	12%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac – PLS	22%	6%	14%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$419,293	$163,355	$582,648	$—	$582,648
Loan origination fees	97,291	—	97,291	—	97,291
Fulfillment fees from PennyMac Mortgage Investment Trust	54,020	—	54,020	—	54,020
Net loan servicing fees	—	14,871	14,871	—	14,871
Net interest income (expense):
Interest income	31,830	48,967	80,797	—	80,797
Interest expense	36,913	65,515	102,428	3	102,431
	(5,083)	(16,548)	(21,631)	(3)	(21,634)
Management fees	—	—	—	11,913	11,913
Other	630	925	1,555	1,588	3,143
Total net revenue	566,151	162,603	728,754	13,498	742,252
Expenses	321,709	131,679	453,388	9,349	462,737
Income before provision for income taxes	$244,442	$30,924	$275,366	$4,149	$279,515
Segment assets at quarter end	$7,670,877	$16,185,956	$23,856,833	$23,305	$23,880,138
(1)	All revenues are from external customers.

	Quarter ended June 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$619,728	$62,445	$682,173	$—	$682,173
Loan origination fees	58,948	—	58,948	—	58,948
Fulfillment fees from PennyMac Mortgage Investment Trust	52,815	—	52,815	—	52,815
Net loan servicing fees	—	22,337	22,337	—	22,337
Net interest income (expense):
Interest income	19,205	28,113	47,318	—	47,318
Interest expense	12,642	40,560	53,202	5	53,207
	6,563	(12,447)	(5,884)	(5)	(5,889)
Management fees	—	—	—	8,288	8,288
Other	361	351	712	2,250	2,962
Total net revenue	738,415	72,686	811,101	10,533	821,634
Expenses	200,352	135,098	335,450	5,822	341,272
Income before provision for income taxes	$538,063	$(62,412)	$475,651	$4,711	$480,362
Segment assets at quarter end	$5,419,219	$17,789,046	$23,208,265	$18,210	$23,226,475
(1)	All revenues are from external customers.

	Six months ended June 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$935,256	$401,733	$1,336,989	$—	$1,336,989
Loan origination fees	201,328	—	201,328	—	201,328
Fulfillment fees from PennyMac Mortgage Investment Trust	114,855	—	114,855	—	114,855
Net loan servicing fees	—	54,591	54,591	—	54,591
Net interest income (expense):
Interest income	61,361	101,517	162,878	—	162,878
Interest expense	74,985	135,153	210,138	6	210,144
	(13,624)	(33,636)	(47,260)	(6)	(47,266)
Management fees	—	—	—	20,362	20,362
Other	1,227	2,122	3,349	2,730	6,079
Total net revenue	1,239,042	424,810	1,663,852	23,086	1,686,938
Expenses	631,705	252,142	883,847	17,568	901,415
Income before provision for income taxes	$607,337	$172,668	$780,005	$5,518	$785,523
Segment assets at year end	$7,670,877	$16,185,956	$23,856,833	$23,305	$23,880,138
(1)	All revenues are from external customers

	Six months ended June 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$936,363	$90,092	$1,026,455	$—	$1,026,455
Loan origination fees	116,519	—	116,519	—	116,519
Fulfillment fees from PennyMac Mortgage Investment Trust	94,755	—	94,755	—	94,755
Net loan servicing fees	—	280,145	280,145	—	280,145
Net interest income (expense):
Interest income	45,790	74,092	119,882	—	119,882
Interest expense	32,799	81,906	114,705	14	114,719
	12,991	(7,814)	5,177	(14)	5,163
Management fees	—	—	—	17,343	17,343
Other	351	(329)	22	3,057	3,079
Total net revenue	1,160,979	362,094	1,523,073	20,386	1,543,459
Expenses	382,785	253,664	636,449	11,918	648,367
Income before provision for income taxes	$778,194	$108,430	$886,624	$8,468	$895,092
Segment assets at year end	$5,419,219	$17,789,046	$23,208,265	$18,210	$23,226,475
(1)	All revenues are from external customers.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On August 4, 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

●	On August 4, 2021, the Company’s board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on August 26, 2021 to common shareholders of record as of August 16, 2021.

●	On July 30, 2021, the Company through two of its indirect, wholly owned subsidiaries, Issuer Trust and PLS, and its direct wholly owned subsidiary, PennyMac, entered into agreements to syndicate two existing variable funding note repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The Company entered into (i) an Amended and Restated Series 2016-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, N.A., as a buyer, and PennyMac, as a guarantor (the “Syndicated GMSR Servicing Spread Agreement”), related to the servicing spread; and (ii) an Amended and Restated Series 2020-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, as a buyer, and PennyMac, as a guarantor (the “Syndicated GMSR SAR Agreement”), related to the servicing advance receivables.

The purposes of the Syndicated GMSR Servicing Spread Agreement are to (1) add Citibank as a syndicate buyer, and (2) increase the maximum purchase price from $400 to $500 million, all of which is committed on a 50-50 pro rata basis between CSCIB and Citibank.  The purpose of the Syndicated GMSR SAR Agreement is to add Citibank as a syndicate buyer, with the maximum purchase price of $600 million unchanged, all of which is committed on a 50-50 pro rata basis between CSCIB and Citibank.  Each syndicated facility is subject to certain terms and limitations as further described in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2021.

●	The FHFA announced the elimination of a 50 basis point adverse market refinance fee on Fannie Mae and Freddie Mac mortgage refinance transactions effective August 1, 2021.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our Company

We are a specialty financial services firm primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably grow these activities and capitalize on other related opportunities as they arise in the future.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$582,648	$682,173	$1,336,989	$1,026,455
Loan origination fees	97,291	58,948	201,328	116,519
Fulfillment fees from PennyMac Mortgage Investment Trust	54,020	52,815	114,855	94,755
Net loan servicing fees	14,871	22,337	54,591	280,145
Net interest (expense) income	(21,634)	(5,889)	(47,266)	5,163
Management fees	11,913	8,288	20,362	17,343
Other	3,143	2,962	6,079	3,079
Total net revenue	742,252	821,634	1,686,938	1,543,459
Expenses:
Compensation	265,067	179,886	523,896	348,322
Loan origination	75,675	50,921	163,067	96,925
Technology	34,236	21,905	67,908	41,012
Servicing	31,290	56,503	50,473	98,669
Other	56,469	32,057	96,071	63,439
Total expenses	462,737	341,272	901,415	648,367
Income before provision for income taxes	279,515	480,362	785,523	895,092
Provision for income taxes	75,286	127,685	204,426	236,172
Net income	$204,229	$352,677	$581,097	$658,920
Earnings per share
Basic	$3.10	$4.53	$8.61	$8.42
Diluted	$2.94	$4.39	$8.16	$8.11
Annualized return on average common stockholders' equity	23.3%	56.0%	33.2%	56.0%
Income before provision for income taxes by segment:
Mortgage banking:
Production	$244,442	$538,063	$607,337	$778,194
Servicing	30,924	(62,412)	172,668	108,430
Total mortgage banking	275,366	475,651	780,005	886,624
Investment management	4,149	4,711	5,518	8,468
	$279,515	$480,362	$785,523	$895,092
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (1)	$471,440	$616,550	$1,145,748	$918,872
During the period:
Interest rate lock commitments issued	$34,271,160	$25,964,546	$70,389,873	$50,769,540
At end of period:
Interest rate lock commitments outstanding	$13,879,343	$12,245,054
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$252,475,400	$233,807,729
Mortgage servicing liabilities	6,135,249	2,130,520
Loans held for sale	10,438,935	4,672,171
	269,049,584	240,610,420
Subserviced for PMT	204,174,462	147,695,455
	$473,224,046	$388,305,875

Net assets of PennyMac Mortgage Investment Trust	$2,343,390	$2,235,277
Book value per share	$54.49	$34.26
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

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of MSRs and mortgage servicing liabilities (“MSLs”), due to changes in valuation inputs used in valuation model, increase (decrease) in fair value of ESS payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital leases.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$204,229	$352,677	$581,097	$658,920
Provision for income taxes	75,286	127,685	204,426	236,172
Income before provisions for income taxes	279,515	480,362	785,523	895,092
Depreciation and amortization	7,335	5,373	14,967	10,725
Decrease (increase) in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation model	250,597	108,354	(55,529)	1,028,648
(Increase) decrease in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	(636)	1,037	(15,158)
Hedging (gains) losses associated with MSRs	(91,118)	15,764	351,033	(1,020,806)
Stock‑based compensation	8,894	6,757	19,771	19,125
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	16,217	576	28,946	1,246
Adjusted EBITDA	$471,440	$616,550	$1,145,748	$918,872

The United States continues to be impacted by the COVID-19 pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with loans we service for the Agencies with substantial payment forbearance. As a result of the CARES Act and other regulatory requirements, our costs to service delinquent loans in our servicing portfolio have increased and may require us to finance advances of principal and interest payments to the investors holding these loans, as well as property taxes, insurance and other costs to protect investors’ interest in the properties collateralizing the loans. As of June 30, 2021, 4.5% of loans in our predominately government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make in order to fund borrower delinquencies.

The Pandemic has had a mixed effect on the earnings of our servicing segment by reducing the amount of placement fees we earn on custodial deposits related to these loans and increasing our cost to service due to higher delinquency and default rates, offset by gains we recognize when we are able to modify and resell previously delinquent government loans. In order to mitigate the risks and costs of maintaining delinquent government loans in Ginnie Mae securities or in our loan inventory, we sell a portion of those loans to third-party investors; we increased the volume of our sales of these loans in the quarter ended June 30, 2021, and serviced $6.1 billion in UPB of these loans for third-party investors at the end of the period.

In our production segment, gain on sale margins reflect both the strong but moderating demand for loans due to historically low interest rates as well as growth in loan production from our consumer direct and broker direct channels from the same periods in 2020. The mortgage origination market for 2020 was estimated at $4.0 trillion and current forecasts estimate of the origination market range from $3.6 trillion to $4.2 trillion for 2021. The increase in demand for mortgage loans in 2020, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, allowed us to realize higher gain-on sale margins in our production segment in 2020. As industry capacity has adjusted to demand, our gain on sale margins have moderated from 2020 levels, and in certain channels reflect the effects of significant competitive pressures.

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

For the quarter ended June 30, 2021, income before provision for income taxes decreased $200.8 million compared to the same period in 2020. The decrease was primarily due to a $99.5 million decrease in Net gains on loans held for sale at fair value due to lower gain on sale margins across all production channels during the quarter ended June 30, 2021 compared to the same period in 2020 and a $121.5 million increase in total expenses, partially offset by a $38.3 million increase in origination fees due to an increase in production volume. The increase in total expenses was mainly due to increases in compensation and origination expenses reflecting the growth of our mortgage banking activities.

For the six months ended June 30, 2021, income before provision for income taxes decreased $109.6 million compared to the same period in 2020. The decrease was primarily due to an increase in total expenses and a decrease in net loan servicing fees, partially offset by an increase in production revenue (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust), which reflects higher production volume during the six months ended June 30, 3021 compared to the same period in 2020. The decrease in net servicing fees reflects negative valuation adjustments net of hedging results during the six months ended June 30, 2021 as compared to the same period in 2020. The increase in total expenses was mainly due to increases in compensation and origination expenses reflecting the growth of our mortgage banking activities.

Net Gains on Loans Held for Sale at Fair Value

During the quarter and six months ended June 30, 2021, we recognized Net gains on loans held for sale at fair value totaling $582.6 million and $1.3 billion, respectively, a decrease of $99.5 million during the quarter ended June 30, 2021 compared to the same period in 2020 and an increase of $310.5 million during the six months ended June 30, 2021 compared to the same period in 2020. The decrease during the quarter ended June 30, 2021compared to the same period in 2020 was primarily due to decreases in gain on sale margins across all channels and the increase during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase in production volume.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
From non-affiliates:
Cash gains:
Loans	$387,305	$502,416	$470,017	$614,173
Hedging activities	(325,651)	(227,013)	410,574	(349,679)
Total cash gains	61,654	275,403	880,591	264,494
Non-cash gains:
Change in fair value of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	5,670	52,871	(333,416)	231,414
Loans	(50,322)	10,978	54,900	(61,102)
Hedging derivatives	157,917	125,898	(115,770)	23,007
	113,265	189,747	(394,286)	193,319
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	425,941	225,534	889,512	501,273
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(10,304)	(4,189)	(20,357)	(7,901)
Reductions in liability due to change in estimate	3,640	1,270	7,325	2,946
Total non-cash gains	532,542	412,362	482,194	689,637
Total gains on sale from non-affiliates	594,196	687,765	1,362,785	954,131
From PennyMac Mortgage Investment Trust (primarily cash)	(11,548)	(5,592)	(25,796)	72,324
	$582,648	$682,173	$1,336,989	$1,026,455
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$23,397,624	$18,069,299	$48,544,503	$37,098,437
Conventional mortgage loans	10,873,536	7,895,247	21,845,370	13,661,123
Jumbo mortgage loans	—	—	—	8,304
Home equity lines of credit	—	—	—	1,676
	$34,271,160	$25,964,546	$70,389,873	$50,769,540
At end of period:
Loans held for sale at fair value	$10,884,506	$4,918,253
Commitments to fund and purchase loans	$13,879,343	$12,245,054

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make a commitment to purchase or fund a mortgage loan. We recognize this gain in the form of an interest rate lock commitment. We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for the early buyout of delinquent loans (“EBO loans”) we have resold to third party investors) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

Non-cash elements of gain on sale of loans held for sale

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 72% and 66% of our gain on sale of loans held for sale at fair value for the quarter and six months ended June 30, 2021, respectively, as compared to 33% and 48% for the quarter and six months ended June 30, 2020, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. How we measure and update our measurements of IRLCs, MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $10.3 million and $20.4 million for the quarter and six months ended June 30, 2021, respectively, compared to $4.2 million and $7.9 million for the quarter and six months ended June 30, 2020, respectively. The increase in the provision relating to current loan sales is primarily attributable to increased sales of loans supplemented by increased loss assumptions relating to our securitizations of reperforming early buyout loans. We also recorded reductions in the liability of $3.6 million and $7.3 million during the quarter and six months ended June 30, 2021, respectively, compared to $1.3 million and $2.9 million during the quarter and six months ended June 30, 2020, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified by PFSI at beginning of period	$14,239	$16,245	$13,788	$15,366
New indemnifications	5,100	1,567	7,255	2,446
Less indemnified loans sold, repaid or refinanced	2,805	1,416	4,509	1,416
Loans indemnified by PFSI at end of period	$16,534	$16,396	$16,534	$16,396
Repurchase activity:
Total loans repurchased by PFSI	$25,928	$18,271	$43,914	$34,553
Less:
Loans repurchased by correspondent lenders	13,763	10,353	22,452	16,506
Loans repaid by borrowers or resold with defects resolved	1,927	5,921	4,576	7,367
Net loans repurchased with losses chargeable to liability for representations and warranties	$10,238	$1,997	$16,886	$10,680
Net losses charged to liability for representations and warranties	$757	$212	$1,385	$492

At end of period:
Unpaid principal balance of loans subject to representations and warranties	$234,327,924	$192,064,630
Liability for representations and warranties	$44,335	$25,909

During the quarter and six months ended June 30, 2021, we repurchased loans totaling $25.9 million and $43.9 million in UPB, respectively. We recorded losses of $757,000 and $1.4 million net of recoveries during the quarter and six months ended June 30, 2021, respectively. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

Loan origination fees

Loan origination fees increased $38.3 million and $84.8 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily due to an increase in volume of loans we produced.

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

Fulfillment fees increased $1.2 million and $20.1 million during the quarter and six months ended June 30, 2021 compared to the same periods in 2020. The increases were primarily due to an increase in PMT’s loan production volume, partially offset by the effect of the amendment to the fulfillment fee structure noted above, which generally reduced the fulfillment fees collected per loan fulfilled.

Net Loan Servicing Fees

Following is a summary of our net loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	$208,275	$199,178	$419,028	$397,831
From PennyMac Mortgage Investment Trust	20,015	15,533	39,108	30,054
Other	31,731	28,543	61,330	57,298
	260,021	243,254	519,466	485,183
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	(245,150)	(220,917)	(464,875)	(205,038)
Net loan servicing fees	$14,871	$22,337	$54,591	$280,145
Average loan servicing portfolio	$461,498,813	$386,455,938	$449,782,033	$381,539,569

Change in fair value of MSRs, MSLs and excess servicing spread are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Realization of cash flows	$(85,671)	$(97,435)	$(168,334)	$(212,354)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(250,597)	(108,354)	55,529	(1,028,648)
Change in fair value of excess servicing spread	—	636	(1,037)	15,158
Hedging results	91,118	(15,764)	(351,033)	1,020,806
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(245,150)	$(220,917)	$(464,875)	$(205,038)
Average balances:
Mortgage servicing rights	$3,346,877	$2,198,533	$3,120,761	$2,407,037
Mortgage servicing liabilities	$62,098	$28,537	$55,229	$28,847
Excess servicing spread financing	$—	$154,745	$43,484	$164,115
At end of period:
Mortgage servicing rights	$3,412,648	$2,213,539
Mortgage servicing liabilities	$100,091	$29,858
Excess servicing spread financing	$—	$151,206

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2021	2020

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$221,492,618	$196,873,590
Acquired	30,982,782	41,537,219
	252,475,400	238,410,809
Mortgage servicing liabilities	6,135,249	2,857,492
Loans held for sale	10,438,935	11,063,938
	269,049,584	252,332,239
Subserviced for PMT	204,132,766	174,360,317
Total prime servicing	473,182,350	426,692,556
Special servicing subserviced for PMT	41,696	58,274
Total loans serviced	$473,224,046	$426,750,830
Delinquencies:
Owned servicing:
30-89 days (1)	$5,607,408	$7,611,216
90 days or more (1)	15,995,816	22,545,750
	$21,603,224	$30,156,966
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,645,432	$3,225,010
90 days or more	10,402,947	14,904,052
	$12,048,379	$18,129,062
Subserviced for PMT:
30-89 days (1)	$906,922	$1,250,381
90 days or more (1)	3,038,845	4,543,660
	$3,945,767	$5,794,041
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$274,479	$593,517
90 days or more	2,467,315	3,690,505
	$2,741,794	$4,284,022
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Net loan servicing fees decreased $7.5 million during the quarter ended June 30, 2021 compared to the same period in 2020. The decrease was due to an increase of $24.2 million in fair value losses relating to MSRs, MSLs, and ESS, net of hedging results, partially offset by an increase of $16.8 million in loan servicing fees resulting from an increase in our average servicing portfolio during the quarter ended, June 30, 2021 compared to the same period in 2020. The increase in fair value losses was primarily due to a decrease of $142.2 million in fair value of MSRs and MSLs, reflecting the effect on prepayment experience and expectations on the fair value of our investments in MSRs as a result of decreasing interest rates during the quarter ended June 30, 2021 as compared to the quarter ended June 30, 2020, partially offset by an increase of $106.9 million in hedging results.

Net loan servicing fees decreased $225.6 million during the six months ended June 30, 2021 compared to the same period in 2020. The decrease was due to an increase of $259.8 million in fair value losses relating to MSRs, MSLs, and ESS, net of hedging results, partially offset by an increase of $34.3 million in loan servicing fees resulting from an increase in our average servicing portfolio during the six months ended, June 30, 2021 compared to the same period in 2020.

Net Interest (Expense) Income

Net interest (expense) income decreased $15.7 million and $52.4 million, during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decreases were primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to decreased earning rates;
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rate environment; and
●	interest on Unsecured Notes that were not outstanding during the six months ended June 30, 2020.

Management fees

Management fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Management fees:
PennyMac Mortgage Investment Trust:
Base management	$8,648	$8,288	$17,097	$17,343
Performance incentive	3,265	—	3,265	—
	$11,913	$8,288	$20,362	$17,343
Net assets of PMT at end of period	$2,343,390	$2,235,277

Management fees increased $3.6 million and $3.0 million during the quarter and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily due to $3.3 million of performance incentive fees earned during the quarter ended June 30, 2021, as result of PMT’s increased profitability during the measurement period ended June 30, 2021, on which its performance incentive fee is based.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Salaries and wages	$154,406	$102,084	$298,106	$191,399
Incentive compensation	71,888	51,359	144,543	97,340
Taxes and benefits	29,879	19,686	61,476	40,458
Stock and unit-based compensation	8,894	6,757	19,771	19,125
	$265,067	$179,886	$523,896	$348,322
Head count:
Average	7,151	4,937	7,008	4,635
Period end	7,231	5,353

Compensation expense increased $85.2 million and $175.6 million, respectively, during the quarter and six months ended June 30, 2021 compared to the same period in 2020. The increases were primarily due to growth in head count made to accommodate the growth in our loan production and servicing activities.

Loan origination

Loan origination expense increased $24.8 million and $66.1 million, respectively, during the quarter and six months ended June 30, 2021 compared to the same periods in 2020. The increases were primarily due to increased lending activities during the quarter and six months ended June 30, 2021 compared to the same periods during 2020.

Technology

Technology expense increased $12.3 million and $26.9 million, respectively, during the quarter and six months ended June 30, 2021, compared to the same periods in 2020. The increases were primarily due to growth in our loan servicing operations and continued investment in our loan production and servicing infrastructure.

Servicing

Servicing expenses decreased $25.2 million and $48.2 million, respectively, during the quarter and six months ended June 30, 2021, compared to the same periods in 2020. This decreases in servicing expenses were primarily due to reversal of the provision for estimated servicing advances losses recorded in prior periods in the amount of $13.1 million and $33.6 million, respectively, during the quarter and six months ended June 30, 2021, respectively. The reduction reflects the recent improvements in the performance of our servicing portfolio.

Professional services

Professional expenses increased $12.3 million and $12.2 million, respectively, during the quarter and six months ended June 30, 2021, compared to the same periods in 2020. The increases were primarily due to increases in legal fees and consulting fees related to our investments in technology infrastructure.

Provision for Income Taxes

Our effective income tax rates were 26.9% and 26.0% during the quarter and six months ended June 30, 2021, respectively, compared to 26.6% and 26.4% during the same periods in 2020. The difference in the effective tax rates for the quarter ended June 30, 2021 compared to the six months ended June 30, 2021 was primarily due to an increase in tax deductions in 2021 related to equity compensation. Substantially all of this increase in tax deductions related to equity compensation was realized in the quarter ended March 31, 2021.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2021	2020

	(in thousands)
ASSETS
Cash and short-term investments	$327,878	$547,933
Loans held for sale at fair value	10,884,506	11,616,400
Derivative assets	371,269	711,238
Servicing advances, net	519,028	579,528
Investments in and advances to affiliates	63,463	168,972
Mortgage servicing rights	3,412,648	2,581,174
Loans eligible for repurchase	7,613,244	14,625,447
Other	688,102	767,103
Total assets	$23,880,138	$31,597,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$8,766,796	$10,176,274
Long-term debt	2,593,177	2,085,274
Liability for loans eligible for repurchase	7,613,244	14,625,447
Income taxes payable	570,052	622,700
Other	823,040	698,712
Total liabilities	20,366,309	28,208,407
Stockholders' equity	3,513,829	3,389,388
Total liabilities and stockholders' equity	$23,880,138	$31,597,795

Total assets decreased $7.7 billion from $31.6 billion at December 31, 2020 to $23.9 billion at June 30, 2021. The decrease was primarily due to a decrease of $7.0 billion in loans eligible for repurchase, $731.9 million in loans held for sale at fair value, $340.0 million in derivative assets, $220.1 million in cash and short-term investments, partially offset by an increase of $831.5 million in MSRs. The decrease in loans eligible for repurchase was primarily due to increased early buyout activity and a decrease in delinquent loans in the servicing portfolio during the six months ended June 30, 2021.

Total liabilities decreased $7.8 billion from $28.2 billion at December 31, 2020 to $20.4 billion at June 30, 2021. The decrease was primarily due to the decrease in liability for loans eligible for repurchase.

Cash Flows

Our cash flows are summarized below:

	Six months ended June 30,
	2021	2020	Change

	(in thousands)
Operating	$1,331,598	$365,597	$966,001
Investing	(145,239)	986,137	(1,131,376)
Financing	(1,394,954)	(629,923)	(765,031)
Net (decrease) increase in cash and restricted cash	$(208,595)	$721,811	$(930,406)

Our cash flows resulted in a net decrease in cash and restricted cash of $208.6 million during the six months ended June 30, 2021 as discussed below.

Operating activities

Net cash provided by operating activities totaled $1.3 billion during the six months ended June 30, 2021 compared with net cash provided by operating activities of $365.6 million during the same period in 2020. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash flows from:
Loans held for sale	$1,659,510	$350,725
Other operating sources	(327,912)	14,872
	$1,331,598	$365,597

Net cash used in other operating activities totaled $327.9 million during the six months ended June 30, 2021, primarily due to $207.6 million in capitalized interest and advances on loans held for sale.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2021 totaled $145.2 million, primarily due to $345.6 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $134.7 million decrease in margin deposits. Net cash provided by investing activities during the six months ended June 30, 2020 totaled $986.1 million, primarily due to $995.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash used in financing activities totaled $1.4 billion during the six months ended June 30, 2021, primarily due to a decrease of $761.0 million in borrowings, $443.4 million of repurchase of our common stock and $134.6 million of repayment of ESS financing. The reduction in borrowings reflects reduced inventory of loans held for sale, combined with repurchase of common stock. Net cash used in financing activities totaled $629.9 million during the six months ended June 30, 2020, primarily due to net repurchase of assets sold under agreements to repurchase, reflecting a reduction in our financing of mortgage loans held for sale and repurchase of common stock.

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

During the six months ended June 30, 2021, we purchased $10.9 billion in UPB of EBO loans from our Ginnie Mae MSR portfolio. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security. Depending on the method used to cure a borrower delinquency, the Ginnie Mae program may require at least a six month period of timely borrower payments before we are able to re-deliver the loan. Therefore, regardless of whether we cure or settle the repurchased loan, our investment in the EBO loans may require a substantial holding period. We have financed our EBO purchases by expanding our borrowing capacity under existing facilities and by procuring a dedicated EBO repurchase agreement facility.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for advances with terms ranging from 45 days to 240 days. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

On April 28, 2021, the Company, through PLS, PennyMac, and PFSI Issuer Trust - FMSR, entered into a structured finance transaction, allowing PLS to finance Fannie Mae MSRs and ESS (the “Fannie Mae MSR Facility”). In connection with the Fannie Mae MSR Facility, PLS pledges and/or sells to PFSI Issuer Trust - FMSR participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of a master repurchase agreement, dated as of April 28, 2021, by and between PLS, PFSI Issuer Trust - FMSR and PennyMac (the “PC Repurchase Agreement”). In return, PFSI Issuer Trust - FMSR (a) has issued to PLS the Series 2021-MSRVF1 Note, dated April 28, 2021, known as the “PFSI ISSUER TRUST - FMSR Collateralized Notes, Series 2021-MSRVF1” (the “FMSR VFN”), and (b) may, from time to time, issue to institutional investors term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the FMSR VFN is $1,000,000,000. We did not borrow under the Fannie Mae MSR Facility during the quarter ended June 30, 2021.

Under the PC Repurchase Agreement, PLS grants to PFSI Issuer Trust – FMSR a security interest in all of its right, title and interest in, to and under participation certificates representing beneficial interests in MSRs and ESS, including all of its rights and interests in any MSRs and ESS it thereafter owns or acquires. The principal amount paid by PFSI Issuer Trust - FMSR for the participation certificates under the PC Repurchase Agreement is based upon a percentage of the market value of the underlying MSRs (inclusive of the ESS). Upon PLS’s repurchase of the participation certificates, PLS is required to repay PFSI Issuer Trust - FMSR the principal amount relating thereto plus accrued interest (at a rate reflective of the current market and consistent with the weighted average note rate of the FMSR VFN and any outstanding term notes) to the date of such repurchase.

PLS also entered into a master repurchase agreement on April 28, 2021 (the “FMSR VFN Repurchase Agreement”) with CSFB, as administrative agent, and Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as purchaser, pursuant to which PLS sold the FMSR VFN to CSCIB with an agreement to repurchase such FMSR VFN at a later date. The FMSR VFN Repurchase Agreement has an initial term extending through March 31, 2023. The FMSR VFN Repurchase Agreement provides for a maximum purchase price of $250 million, all of which is committed. The principal amount paid by CSCIB for the FMSR VFN is based upon a percentage of the market value of such FMSR VFN. Upon PLS’s repurchase of the FMSR VFN, PLS is required to repay CSCIB the principal amount relating thereto plus accrued interest (at a rate reflective of the current market based on a spread above LIBOR with index replacement provisions related to the transition from LIBOR) to the date of such repurchase. Under the FMSR VFN Repurchase Agreement, in the event any such transactions are deemed to be loans and not sales and purchases, PLS granted to CSCIB a security interest in all of its right, title and interest in, to and under the FMSR VFN and all rights to reimbursement or payment of the FMSR VFN and/or amounts due in respect thereof.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Average balance	$7,571,340	$2,529,217	$7,999,580	$2,833,444
Maximum daily balance	$10,856,677	$3,769,495	$10,856,677	$3,769,495
Balance at period end	$8,262,251	$3,769,495

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

Our secured financing agreements at PLS require us to comply with various financial covenants. The most significant financial covenants currently include the following:

●	a minimum in unrestricted cash and cash equivalents of $100 million;

●	a minimum tangible net worth of $1.25 billion;

●	a maximum ratio of total liabilities to tangible net worth of 10:1; and

●	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

With respect to servicing performed for PMT, PLS is also subject to certain covenants under PMT’s debt agreements. Covenants in PMT’s debt agreements are equally, or sometimes less, restrictive than the covenants described above.

In addition to the covenants noted above, the indenture governing our Unsecured Notes contains covenants that limit the Company and our restricted subsidiaries’ ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things:

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

Our repurchase financing agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2021, we have repurchased $795.9 million of shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2021, we have not entered into any off-balance sheet arrangements.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable and a capital lease. The borrower under each of these facilities is PLS or the Issuer Trust with the exception of the capital lease where the borrower is PennyMac. All PLS obligations are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2021, we believe we were in compliance in all material respects with these covenants.

The repurchase agreements also contain margin call provisions that, upon notice from the applicable lender, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

The Company also issued Unsecured Notes that are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indenture under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes. We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of June 30, 2021.

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$1,816,022	$4,950,000	$1,950,000	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC (3)	$50,000	$50,000	$50,000	March 31, 2023
JPMorgan Chase Bank, N.A.	$2,214,458	$3,000,000	$—	September 30, 2022
JPMorgan Chase Bank, N.A.	$304	$750,000	$50,000	June 6, 2023
Bank of America, N.A.	$1,053,871	$1,800,000	$540,000	June 7, 2023
Goldman Sachs Bank USA	$788,182	$1,000,000	$500,000	December 23, 2022
Royal Bank of Canada	$728,899	$1,000,000	$500,000	June 14, 2022
BNP Paribas	$372,377	$600,000	$200,000	August 27, 2021
Morgan Stanley Bank, N.A.	$353,729	$600,000	$300,000	November 2, 2022
Barclays Bank PLC	$348,272	$750,000	$375,000	November 3, 2022
Wells Fargo Bank, N.A.	$342,509	$350,000	$175,000	October 6, 2022
Citibank, N.A.	$193,628	$1,000,000	$650,000	August 10, 2021
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$512,253	$550,000	$—	June 8, 2022
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Credit Suisse AG (3)	$—	$—	$—	September 20, 2021
Obligations under capital lease
Banc of America Leasing and Capital LLC	$7,677	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of June 30, 2021.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The borrowing of $50 million with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase up to a maximum of $600 million, less any amount utilized under the Credit Suisse AG note payable, an agreement to repurchase relating to the financing of Fannie Mae MSRs and an agreement to repurchase relating to the financing of GNMA servicing advances.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2021:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC (1)	$2,126,158	March 31, 2023	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC	$724,309	August 18, 2021	March 31, 2023
Bank of America, N.A.	$397,300	July 31, 2021	June 7, 2023
JP Morgan Chase Bank, N.A.	$207,772	August 3, 2021	September 30, 2022
JP Morgan Chase Bank, N.A.	$1,891	August 6, 2021	June 6, 2023
BNP Paribas	$124,512	July 18, 2021	July 30, 2021
Goldman Sachs	$77,468	October 8, 2021	December 23, 2022
Royal Bank of Canada	$55,641	September 26, 2021	June 14, 2022
Morgan Stanley Bank, N.A.	$44,701	August 28, 2021	November 2, 2022
Barclays Bank PLC	$41,978	August 26, 2021	November 3, 2022
Wells Fargo Bank, N.A.	$20,750	September 16, 2021	October 6, 2022
Citibank, N.A.	$11,835	August 3, 2021	August 3, 2021
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC is in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between June 30, 2021 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Borrowings to the accompanying consolidated financial statements.

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

In general, rising interest rates negatively affect the fair value of our IRLCs and inventory of mortgage loans held for sale and positively affect the fair value of our MSRs. Changes in interest rate significantly influence the prepayment speeds of the loans underlying our investments in MSRs and ESS, which can have a significant effect on their fair values. Changes in interest rate are most prominently reflected in the prepayment speeds of the loans underlying our investments in MSRs and ESS and the discount rate used in their valuation.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2021, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Pricing spread	$245,747	$118,589	$58,275	$(56,330)	$(110,804)	$(214,519)
Prepayment speed	$317,347	$152,504	$74,793	$(72,028)	$(141,434)	$(272,904)
Annual per-loan cost of servicing	$124,790	$62,395	$31,198	$(31,198)	$(62,395)	$(124,790)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2021.

The following table summarizes information about our stock repurchase during the quarter ended June 30, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2021 – April 30, 2021	269,832	$59.12	269,832	$343,212,099
May 1, 2021 – May 31, 2021	1,290,187	$60.23	1,290,187	$266,551,209
June 1, 2021 – June 30, 2021	1,014,097	$62.01	1,014,097	$204,133,351
Total	2,574,116	$60.50	2,574,116	$204,133,351
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

		10-Q	May 6, 2021

10.6

Amendment No. 4 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 6, 2021

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)

Exhibit No.	Exhibit Description	Form	Filing Date
10.7	Amendment No. 2 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of June 4, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	*

10.8†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement.	*

10.9†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Omnibus Amendment to Stock Option Award Agreements.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2021 and June 30, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended June 30, 2021 and June 30, 2020, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2021 and June 30, 2020 and (v) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF 101.LAB 101.PRE	Inline XBRL Taxonomy Extension Definition Linkbase Document Inline XBRL Taxonomy Extension Label Linkbase Document Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: August 5, 2021	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer

Dated: August 5, 2021	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer