Form 10-Q
period 2021-09-30
PennyMac Financial Services, Inc.
filed 2021-11-04
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2021
Common Stock, $0.0001 par value	59,029,210

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2021

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2021	2020

	(in thousands, except share amounts)
ASSETS
Cash	$476,497	$532,716
Short-term investments at fair value	5,046	15,217
Loans held for sale at fair value (includes $9,368,106 and $11,457,678 pledged to creditors)	9,659,695	11,616,400
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors	—	80,862
Derivative assets	429,984	711,238
Servicing advances, net (includes valuation allowance of $127,453 and $181,433; $203,236 and $413,484 pledged to creditors)	522,906	579,528
Mortgage servicing rights at fair value (includes $3,600,978 and $2,577,964 pledged to creditors)	3,611,120	2,581,174
Operating lease right-of-use assets	85,266	74,934
Investment in PennyMac Mortgage Investment Trust at fair value	1,477	1,105
Receivable from PennyMac Mortgage Investment Trust	49,993	87,005
Loans eligible for repurchase	4,335,378	14,625,447
Other (includes $74,364 and $166,418 pledged to creditors)	567,776	692,169
Total assets	$19,745,138	$31,597,795
LIABILITIES
Assets sold under agreements to repurchase	$6,897,157	$9,654,797
Mortgage loan participation purchase and sale agreements	519,784	521,477
Obligations under capital lease	5,583	11,864
Notes payable secured by mortgage servicing assets	1,297,176	1,295,840
Unsecured senior notes	1,783,230	645,820
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	—	131,750
Derivative liabilities	14,204	42,638
Mortgage servicing liabilities at fair value	47,567	45,324
Accounts payable and accrued expenses	358,944	308,398
Operating lease liabilities	105,452	94,193
Payable to PennyMac Mortgage Investment Trust	138,972	140,306
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	31,815	35,165
Income taxes payable	659,768	622,700
Liability for loans eligible for repurchase	4,335,378	14,625,447
Liability for losses under representations and warranties	45,806	32,688
Total liabilities	16,240,836	28,208,407

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 60,419,578 and 70,905,532 shares, respectively	6	7
Additional paid-in capital	372,198	1,047,052
Retained earnings	3,132,098	2,342,329
Total stockholders' equity	3,504,302	3,389,388
Total liabilities and stockholders’ equity	$19,745,138	$31,597,795

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$639,730	$865,044	$2,002,515	$1,819,175
From PennyMac Mortgage Investment Trust	(12,976)	(9,775)	(38,772)	62,549
	626,754	855,269	1,963,743	1,881,724
Loan origination fees:
From non-affiliates	88,040	69,496	274,048	177,747
From PennyMac Mortgage Investment Trust	6,541	6,076	21,861	14,344
	94,581	75,572	295,909	192,091
Fulfillment fees from PennyMac Mortgage Investment Trust	43,922	54,839	158,777	149,594
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	216,592	203,696	635,620	601,527
From PennyMac Mortgage Investment Trust	20,703	18,752	59,811	48,806
Other	30,463	27,920	91,793	85,218
	267,758	250,368	787,224	735,551
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(147,669)	(127,217)	(260,474)	(1,368,219)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	3,135	(1,037)	18,293
Mortgage servicing rights hedging results	(86,459)	6,521	(437,492)	1,027,327
	(234,128)	(117,561)	(699,003)	(322,599)
Net loan servicing fees	33,630	132,807	88,221	412,952
Net interest expense:
Interest income:
From non-affiliates	68,312	52,276	230,803	170,148
From PennyMac Mortgage Investment Trust	—	676	387	2,686
	68,312	52,952	231,190	172,834
Interest expense:
To non-affiliates	90,711	61,109	299,575	171,482
To PennyMac Mortgage Investment Trust	—	2,070	1,280	6,416
	90,711	63,179	300,855	177,898
Net interest expense	(22,399)	(10,227)	(69,665)	(5,064)
Management fees from PennyMac Mortgage Investment Trust	8,520	8,508	28,882	25,851
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(67)	(288)	478	(602)
Results of real estate acquired in settlement of loans	378	1,214	1,698	803
Other	1,293	2,298	5,507	6,102
Total net revenues	786,612	1,119,992	2,473,550	2,663,451
Expenses
Compensation	249,183	202,440	773,079	550,762
Loan origination	80,932	53,752	243,999	150,677
Technology	32,406	28,964	100,314	69,976
Servicing	27,892	71,110	78,365	169,779
Professional services	24,429	18,307	62,549	44,211
Occupancy and equipment	9,389	8,491	27,456	24,822
Other	22,832	8,637	62,716	29,841
Total expenses	447,063	391,701	1,348,478	1,040,068
Income before provision for income taxes	339,549	728,291	1,125,072	1,623,383
Provision for income taxes	90,239	193,131	294,665	429,303
Net income	$249,310	$535,160	$830,407	$1,194,080
Earnings per share
Basic	$4.02	$7.39	$12.65	$15.65
Diluted	$3.80	$7.03	$11.98	$15.00
Weighted average shares outstanding
Basic	62,085	72,439	65,671	76,292
Diluted	65,652	76,138	69,341	79,618

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2021	64,484	$6	$618,337	$2,895,486	$3,513,829
Net income	—	—	—	249,310	249,310
Stock-based compensation	130	—	11,165	—	11,165
Issuance of common stock in settlement of directors' fees	1	—	50	—	50
Repurchase of common stock	(4,195)	—	(257,354)	—	(257,354)
Common stock dividend ($0.20 per share)	—	—	—	(12,698)	(12,698)
Balance, September 30, 2021	60,420	$6	$372,198	$3,132,098	$3,504,302

	Quarter ended September 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2020	72,358	$7	$1,113,412	$1,365,774	$2,479,193
Net income	—	—	—	535,160	535,160
Stock-based compensation	159	—	9,895	—	9,895
Issuance of common stock in settlement of directors' fees	1	—	48	—	48
Repurchase of common stock	(118)	—	(6,927)	—	(6,927)
Common stock dividend ($0.15 per share)	—	—	—	(292)	(292)
Balance, September 30, 2020	72,400	$7	$1,116,428	$1,900,642	$3,017,077

	Nine months ended September 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	830,407	830,407
Stock-based compensation	933	—	25,787	—	25,787
Issuance of common stock in settlement of directors' fees	3	—	151	—	151
Repurchase of common stock	(11,422)	(1)	(700,792)	—	(700,793)
Common stock dividends ($0.60 per share)	—	—	—	(40,638)	(40,638)
Balance, September 30, 2021	60,420	$6	$372,198	$3,132,098	$3,504,302

	Nine months ended September 30, 2020
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2019	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	1,194,080	1,194,080
Stock-based compensation	1,212	—	29,386	—	29,386
Issuance of common stock in settlement of directors' fees	4	—	144	—	144
Repurchase of common stock	(7,331)	(1)	(248,209)	—	(248,210)
Common stock dividends ($0.39 per share)	—	—	—	(19,830)	(19,830)
Balance, September 30, 2020	72,400	$7	$1,116,428	$1,900,642	$3,017,077

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash flow from operating activities
Net income	$830,407	$1,194,080
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(1,963,743)	(1,881,724)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	261,511	1,349,926
Mortgage servicing rights hedging results	437,492	(1,027,327)
Capitalization of interest and advances on loans held for sale	(4,573)	(55,920)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	1,280	6,416
Amortization debt issuance costs	19,154	12,163
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(372)	681
Results of real estate acquired in settlement in loans	(1,698)	(803)
Stock-based compensation expense	28,595	26,220
(Reversal of) Provision for servicing advance losses	(44,535)	79,402
Impairment of capitalized software	728	—
Depreciation and amortization	21,729	17,126
Amortization of right-of-use assets	10,539	9,176
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(51,471,399)	(43,721,458)
Origination of loans held for sale	(41,634,531)	(20,580,388)
Purchase of loans held for sale from non-affiliates	(3,867,782)	(2,515,624)
Purchase of loans from Ginnie Mae securities and early buyout investors	(17,969,911)	(5,980,081)
Sale to non-affiliates and principal payments of loans held for sale	118,048,768	67,209,239
Sale to PennyMac Mortgage Investment Trust of loans held for sale	—	2,248,896
Repurchase of loans subject to representations and warranties	(75,023)	(43,664)
Settlement of repurchase agreement derivatives	—	8,270
Sale of real estate acquired in settlement of loans	11,712	27,842
Increase in servicing advances	(18,718)	(156,964)
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	27,404	(80,531)
Decrease (increase) in other assets	95,836	(305,100)
Increase in accounts payable and accrued expenses	45,707	102,789
Decrease in operating lease liabilities	(12,457)	(10,378)
Decrease in payable to PennyMac Mortgage Investment Trust	(39,755)	(14,001)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(3,350)	(10,374)
Increase in income taxes payable	37,068	168,580
Net cash provided by (used in) operating activities	2,770,083	(3,923,531)
Cash flow from investing activities
Decrease (increase) in short-term investments	10,171	(27,525)
Net change in assets purchased from PMT under agreement to resell	80,862	20,554
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(471,322)	1,000,865
Purchase of mortgage servicing rights	—	(25,473)
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,999)	(5,584)
Acquisition of capitalized software	(32,276)	(38,443)
Decrease in margin deposits	117,106	205
Net cash (used in) provided by investing activities	(301,458)	924,599
Cash flow from financing activities
Sale of assets under agreements to repurchase	100,929,294	68,122,809
Repurchase of assets sold under agreements to repurchase	(103,689,987)	(64,997,443)
Issuance of mortgage loan participation purchase and sale certificates	17,990,980	17,814,845
Repayment of mortgage loan participation purchase and sale certificates	(17,992,673)	(17,777,414)
Repayment of obligations under capital lease	(6,281)	(6,853)
Issuance of unsecured senior notes	1,150,000	500,000
Repayment of excess servicing spread financing	(134,624)	(25,112)
Payment of debt issuance costs	(27,355)	(26,362)
Issuance of common stock pursuant to exercise of stock options	5,770	8,431
Payment of withholding taxes relating to stock-based compensation	(8,578)	(5,265)
Payment of dividend to holders of common stock	(40,638)	(19,830)
Repurchase of common stock	(700,793)	(248,210)
Net cash (used in) provided by financing activities	(2,524,885)	3,339,596
Net (decrease) increase in cash and restricted cash	(56,260)	340,664
Cash and restricted cash at beginning of period	532,781	188,578
Cash and restricted cash at end of period	$476,521	$529,242
Cash and restricted cash at end of period are comprised of the following:
Cash	$476,497	$529,166
Restricted cash included in Other assets	24	76
	$476,521	$529,242

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

Note 2—Basis of Presentation and Recently Adopted Accounting Pronouncement

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment in and dividends received from PMT) totaled 9% and 7% of total net revenue for the quarters ended September 30, 2021 and 2020, respectively, and 9% and 12% for the nine months ended September 30, 2021 and 2020, respectively.

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

MSR Recapture

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

Fulfillment Services

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

Effective July 1, 2020, the fulfillment fees and sourcing fees were revised as follows:

Fulfillment fees shall not exceed the following:

(a)	the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
(b)	$315 multiplied by the number of purchased loans that are sold to Fannie Mae and Freddie Mac up to the and including 16,500 per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus
(c)	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and, through June 30, 2020, a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company. Effective July 1, 2020, sourcing fee rates were revised to range from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS.

While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production activities, including MSR recapture between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT (primarily cash)	$—	$1	$—	$81,295
Mortgage servicing rights and excess servicing spread recapture incurred	(12,976)	(9,776)	(38,772)	(18,746)
	$(12,976)	$(9,775)	$(38,772)	$62,549
Sale of loans held for sale to PMT	$—	$27	$—	$2,248,896

Tax service fees earned from PMT included in Loan origination fees	$6,541	$6,076	$21,861	$14,344

Fulfillment fee revenue	$43,922	$54,839	$158,777	$149,594
Unpaid principal balance ("UPB") of loans fulfilled for PMT subject to fulfillment fees	$28,605,098	$27,351,435	$92,846,231	$62,403,674

Sourcing fees included in cost of loans purchased from PMT	$1,537	$1,658	$4,905	$9,143
Unpaid principal balance of loans purchased from PMT	$15,249,441	$16,690,482	$49,106,232	$41,641,327

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides servicing for PMT’s portfolio of distressed loans and subservicing for its portfolio of MSRs (prime servicing). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	Effective July 1, 2020, the Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees. The Company may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees associated with its management of REO.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Loan type serviced:
Loans acquired for sale	$698	$452	$1,871	$1,595
Distressed loans	89	187	306	675
Mortgage servicing rights	19,916	18,113	57,634	46,536
	$20,703	$18,752	$59,811	$48,806

On June 30, 2020, the Servicing Agreement was amended and restated for a term of five years (the “2020 Servicing Agreement”). The terms of the 2020 Servicing Agreement are substantially similar to those in the prior servicing agreement except that they now include fees relating to COVID-19 related forbearance and modification activities provided for under the CARES Act.

Investment Management Activities

The Company has a management agreement with PMT ( the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with the investment policies that are approved and monitored by its board of trustees, for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

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

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which PMT’s “net income” for the quarter exceeds (i) an 8% return on “equity” plus the “high watermark,” up to (ii) a 12% return on PMT’s “equity”; plus (b) 15% of the amount by which PMT’s “net income” for the quarter exceeds (i) a 12% return on PMT’s “equity” plus the “high watermark,” up to (ii) a 16% return on PMT’s “equity”; plus (c) 20% of the amount by which PMT’s “net income” for the quarter exceeds a 16% return on “equity” plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Base management	$8,778	$8,508	$25,875	$25,851
Performance incentive (adjustment)	(258)	—	3,007	—
	$8,520	$8,508	$28,882	$25,851

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,548	$1,389	$3,387	$4,514
Compensation	165	165	495	405
Expenses incurred on PMT's behalf, net	4,396	2,852	13,536	5,561
	$6,109	$4,406	$17,418	$10,480
Payments and settlements during the period (1)	$51,020	$58,479	$238,202	$228,514
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

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

In the first quarter of 2021, PLS repurchased the ESS from PMH at fair market value, effectively terminating the borrowing arrangements allowing PMH to finance its participation certificates representing beneficial ownership in ESS. Such ESS is now included in PLS's participation certificates representing beneficial ownership in ESS and MSRs, which PLS pledges in connection with the GNMA MSR Facility.

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$676	$387	$2,686
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$(67)	$(288)	$478	$(602)

	September 30,	December 31,
	2021	2020

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$80,862
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,477	$1,105
Number of shares	75	75

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

During the quarter ended March 31, 2021, the Company repaid its outstanding ESS financing through the repurchase of the ESS from PMT.

Following is a summary of financing activities between the Company and PMT:

	Quarter ended	Nine months ended September 30,
	September 30, 2020	2021	2020

	(in thousands)
Excess servicing spread financing:
Balance at beginning of period	$151,206	$131,750	$178,586
Issuance pursuant to recapture agreement	531	557	1,393
Accrual of interest	2,070	1,280	6,416
Repayment	(7,682)	(134,624)	(25,112)
Change in fair value	(3,135)	1,037	(18,293)
Balance at end of period	$142,990	$—	$142,990
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$525	$614	$1,441

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2021	2020

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$12,493	$38,142
Correspondent production fees	10,867	13,065
Fulfillment fees	10,709	20,873
Management fees	8,778	8,686
Servicing fees	7,146	6,213
Interest on assets purchased under agreements to resell	—	26
	$49,993	$87,005
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$119,810	$132,154
Other	19,162	8,152
	$138,972	$140,306

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

Although a reorganization in November 2018 eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement, the Company continues to be subject to the agreement and will be required to make payments, to the extent any of the tax benefits specified above are deemed to be realized, under the tax receivable agreement to those certain prior owners of PennyMac who effected exchanges of ownership interests in PennyMac for the Company’s common stock before the closing of the reorganization.

The Company has recorded $31.8 million and $35.2 million, Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2021 and December 31, 2020, respectively. The Company made $3.4 million of payments under the tax receivable agreement during the nine months ended September 30, 2021 and $10.4 million during the nine months ended September 30, 2020.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Cash flows:
Sales proceeds	$39,040,868	$26,683,234	$118,048,768	$67,209,239
Servicing fees received (1)	$178,684	$166,316	$576,332	$491,743
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the UPB of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	September 30,	December 31,
	2021	2020

	(in thousands)
UPB of loans outstanding	$241,193,601	$199,655,361
Delinquencies (1):
30-89 days	$5,630,358	$6,041,366
90 days or more:
Not in foreclosure	$11,538,275	$17,799,621
In foreclosure	$453,155	$581,683
Foreclosed	$5,949	$10,893
Bankruptcy	$1,183,564	$1,230,696
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,464,126	$2,626,617
90 days or more	5,441,170	12,181,174
	$6,905,296	$14,807,791
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	September 30, 2021
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$241,193,601	$—	$241,193,601
Purchased	26,913,132	—	26,913,132
	268,106,733	—	268,106,733
PennyMac Mortgage Investment Trust	—	218,013,788	218,013,788
Loans held for sale	9,295,126	—	9,295,126
	$277,401,859	$218,013,788	$495,415,647
Delinquent loans (1):
30 days	$4,979,570	$894,634	$5,874,204
60 days	1,622,154	203,932	1,826,086
90 days or more:
Not in foreclosure	12,728,881	2,228,664	14,957,545
In foreclosure	586,596	29,219	615,815
Foreclosed	6,978	17,483	24,461
	$19,924,179	$3,373,932	$23,298,111
Bankruptcy	$1,474,614	$150,716	$1,625,330
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$852,327	$134,253	$986,580
60 days	790,683	123,813	914,496
90 days or more	5,922,433	1,408,078	7,330,511
	$7,565,443	$1,666,144	$9,231,587
Custodial funds managed by the Company (2)	$9,930,772	$5,373,992	$15,304,764
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2020
		Contract
	Servicing	servicing and	Total
	rights owned	subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$199,655,361	$—	$199,655,361
Purchased	41,612,940	—	41,612,940
	241,268,301	—	241,268,301
PennyMac Mortgage Investment Trust	—	174,418,591	174,418,591
Loans held for sale	11,063,938	—	11,063,938
	$252,332,239	$174,418,591	$426,750,830
Delinquent loans (1):
30 days	$5,217,949	$901,965	$6,119,914
60 days	2,393,267	348,416	2,741,683
90 days or more:
Not in foreclosure	21,781,226	4,473,217	26,254,443
In foreclosure	751,586	33,312	784,898
Foreclosed	12,938	37,131	50,069
	$30,156,966	$5,794,041	$35,951,007
Bankruptcy	$1,698,418	$153,179	$1,851,597
Delinquent loans in COVID-19 pandemic-related forbearance:
30 days	$1,745,257	$334,498	$2,079,755
60 days	1,479,753	259,019	1,738,772
90 days or more	14,904,052	3,690,505	18,594,557
	$18,129,062	$4,284,022	$22,413,084
Custodial funds managed by the Company (2)	$10,660,517	$6,086,725	$16,747,242
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2021	2020

	(in thousands)
California	$66,810,277	$60,591,363
Florida	42,858,332	35,360,190
Texas	40,794,499	34,591,419
Virginia	30,720,994	26,209,701
Maryland	23,338,554	19,974,809
All other states	290,892,991	250,023,348
	$495,415,647	$426,750,830

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$5,046	$—	$—	$5,046
Loans held for sale at fair value	—	7,544,350	2,115,345	9,659,695
Derivative assets:
Interest rate lock commitments	—	—	367,851	367,851
Forward purchase contracts	—	6,730	—	6,730
Forward sales contracts	—	97,720	—	97,720
MBS put options	—	42,067	—	42,067
MBS call options	—	263	—	263
Swaption purchase contracts	—	42,069	—	42,069
Put options on interest rate futures purchase contracts	8,664	—	—	8,664
Call options on interest rate futures purchase contracts	328	—	—	328
Total derivative assets before netting	8,992	188,849	367,851	565,692
Netting	—	—	—	(135,708)
Total derivative assets	8,992	188,849	367,851	429,984
Mortgage servicing rights at fair value	—	—	3,611,120	3,611,120
Investment in PennyMac Mortgage Investment Trust	1,477	—	—	1,477
	$15,515	$7,733,199	$6,094,316	$13,707,322
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$6,928	$6,928
Forward purchase contracts	—	86,766	—	86,766
Forward sales contracts	—	22,648	—	22,648
Total derivative liabilities before netting	—	109,414	6,928	116,342
Netting	—	—	—	(102,138)
Total derivative liabilities	—	109,414	6,928	14,204
Mortgage servicing liabilities at fair value	—	—	47,567	47,567
	$—	$109,414	$54,495	$61,771

	December 31, 2020
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investments	$15,217	$—	$—	$15,217
Loans held for sale at fair value	—	6,941,231	4,675,169	11,616,400
Derivative assets:
Interest rate lock commitments	—	—	679,961	679,961
Forward purchase contracts	—	133,267	—	133,267
Forward sales contracts	—	1,451	—	1,451
MBS put options	—	14,302	—	14,302
Swaption purchase contracts	—	11,939	—	11,939
Put options on interest rate futures purchase contracts	5,520	—	—	5,520
Call options on interest rate futures purchase contracts	1,391	—	—	1,391
Total derivative assets before netting	6,911	160,959	679,961	847,831
Netting	—	—	—	(136,593)
Total derivative assets	6,911	160,959	679,961	711,238
Mortgage servicing rights at fair value	—	—	2,581,174	2,581,174
Investment in PennyMac Mortgage Investment Trust	1,105	—	—	1,105
	$23,233	$7,102,190	$7,936,304	$14,925,134
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust at fair value	$—	$—	$131,750	$131,750
Derivative liabilities:
Interest rate lock commitments	—	—	2,935	2,935
Forward purchase contracts	—	1,276	—	1,276
Forward sales contracts	—	251,149	—	251,149
Total derivative liabilities before netting	—	252,425	2,935	255,360
Netting	—	—	—	(212,722)
Total derivative liabilities	—	252,425	2,935	42,638
Mortgage servicing liabilities at fair value	—	—	45,324	45,324
	$—	$252,425	$180,009	$219,712

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended September 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, June 30, 2021	$3,818,261	$343,610	$3,412,648	$7,574,519
Purchases and issuances, net	5,573,766	449,834	—	6,023,600
Capitalization of interest and advances	40,035	—	—	40,035
Sales and repayments	(4,286,574)	—	—	(4,286,574)
Mortgage servicing rights resulting from loan sales	—	—	432,429	432,429
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	38,698	—	—	38,698
Other factors	—	236,316	(233,957)	2,359
	38,698	236,316	(233,957)	41,057
Transfers from Level 3 to Level 2	(3,068,841)	—	—	(3,068,841)
Transfers to loans held for sale	—	(668,837)	—	(668,837)
Balance, September 30, 2021	$2,115,345	$360,923	$3,611,120	$6,087,388
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2021	$16,415	$360,923	$(233,957)	$143,381
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2021
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2021	$100,091
Mortgage servicing liabilities resulting from loan sales	33,764
Changes in fair value included in income	(86,288)
Balance, September 30, 2021	$47,567
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2021	$(86,288)

	Quarter ended September 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, June 30, 2020	$661,719	$368,064	$8,187	$2,213,539	$3,251,509
Purchases (purchase adjustment) and issuances, net	2,734,321	593,065	—	(287)	3,327,099
Capitalization of interest and advances	22,262	—	—	—	22,262
Sales and repayments	(88,955)	—	(8,270)	—	(97,225)
Mortgage servicing rights resulting from loan sales	—	—	—	245,946	245,946
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	42,029	—	—	—	42,029
Other factors	—	311,790	83	(125,377)	186,496
	42,029	311,790	83	(125,377)	228,525
Transfers from Level 3 to Level 2	(597,134)	—	—	—	(597,134)
Reinstatement from real estate acquired in settlement of loans	755	—	—	—	755
Transfers to loans held for sale	—	(731,474)	—	—	(731,474)
Balance, September 30, 2020	$2,774,997	$541,445	$—	$2,333,821	$5,650,263
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2020	$38,217	$541,445	$—	$(125,377)	$454,285
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended September 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, June 30, 2020	$151,206	$29,858	$181,064
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	531	—	531
Accrual of interest	2,070	—	2,070
Repayments	(7,682)	—	(7,682)
Changes in fair value included in income	(3,135)	1,840	(1,295)
Balance, September 30, 2020	$142,990	$31,698	$174,688
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2020	$(3,135)	$1,840	$(1,295)

	Nine months ended September 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	16,630,301	1,279,701	—	17,910,002
Capitalization of interest and advances	118,879	—	—	118,879
Sales and repayments	(9,081,815)	—	—	(9,081,815)
Mortgage servicing rights resulting from loan sales	—	—	1,386,324	1,386,324
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	266,644	—	—	266,644
Other factors	—	389,138	(356,378)	32,760
	266,644	389,138	(356,378)	299,404
Transfers from Level 3 to Level 2	(10,493,751)	—	—	(10,493,751)
Transfers to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers to loans held for sale	—	(1,984,942)	—	(1,984,942)
Balance, September 30, 2021	$2,115,345	$360,923	$3,611,120	$6,087,388
Changes in fair value recognized during the period relating to assets still held at September 30, 2021	$79,529	$360,923	$(356,378)	$84,074
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Repayments	(134,624)	—	(134,624)
Mortgage servicing liabilities resulting from loan sales	—	98,147	98,147
Changes in fair value included in income	1,037	(95,904)	(94,867)
Balance, September 30, 2021	$—	$47,567	$47,567
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2021	$—	$(95,904)	$(95,904)

	Nine months ended September 30, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	4,664,408	1,431,194	—	25,473	6,121,075
Capitalization of interest and advances	55,283	—	—	—	55,283
Sales and repayments	(888,247)	—	(8,270)	—	(896,517)
Mortgage servicing rights resulting from loan sales	—	—	—	753,795	753,795
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	35,638	—	—	—	35,638
Other factors	—	808,906	83	(1,372,237)	(563,248)
	35,638	808,906	83	(1,372,237)	(527,610)
Transfers from Level 3 to Level 2	(1,476,027)	—	—	—	(1,476,027)
Transfers to real estate acquired in settlement of loans	(691)	—	—	—	(691)
Reinstatement from real estate acquired in settlement of loans	755	—	—	—	755
Transfers of interest rate lock commitments to loans held for sale	—	(1,835,305)	—	—	(1,835,305)
Balance, September 30, 2020	$2,774,997	$541,445	$—	$2,333,821	$5,650,263
Changes in fair value recognized during the period relating to assets still held at September 30, 2020	$31,389	$541,445	$—	$(1,372,237)	$(799,403)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	1,393	—	1,393
Accrual of interest	6,416	—	6,416
Repayments	(25,112)	—	(25,112)
Mortgage servicing liabilities resulting from loan sales	—	6,576	6,576
Changes in fair value included in income	(18,293)	(4,018)	(22,311)
Balance, September 30, 2020	$142,990	$31,698	$174,688
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2020	$(18,293)	$(4,018)	$(22,311)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2021			2020
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$645,536	$—	$645,536	$773,313	$—	$773,313
Mortgage servicing rights	—	(233,957)	(233,957)	—	(125,377)	(125,377)
	$645,536	$(233,957)	$411,579	$773,313	$(125,377)	$647,936
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$3,135	$3,135
Mortgage servicing liabilities	—	86,288	86,288	—	(1,840)	(1,840)
	$—	$86,288	$86,288	$—	$1,295	$1,295

	Nine months ended September 30,
	2021			2020
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$2,057,496	$—	$2,057,496	$1,911,828	$—	$1,911,828
Mortgage servicing rights	—	(356,378)	(356,378)	—	(1,372,237)	(1,372,237)
	$2,057,496	$(356,378)	$1,701,118	$1,911,828	$(1,372,237)	$539,591
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$(1,037)	$(1,037)	$—	$18,293	$18,293
Mortgage servicing liabilities	—	95,904	95,904	—	4,018	4,018
	$—	$94,867	$94,867	$—	$22,311	$22,311

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	September 30, 2021			December 31, 2020
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$9,418,521	$9,054,408	$364,113	$11,304,308	$10,743,814	$560,494
90 days or more delinquent:
Not in foreclosure	220,072	218,659	1,413	275,419	280,595	(5,176)
In foreclosure	21,102	22,059	(957)	36,673	39,529	(2,856)
	$9,659,695	$9,295,126	$364,569	$11,616,400	$11,063,938	$552,462

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2021	$—	$—	$2,948	$2,948
December 31, 2020	$—	$—	$1,450	$1,450

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Real estate acquired in settlement of loans	$(284)	$(825)	$(912)	$(2,059)

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

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these assets and liabilities other than the GMSR 2018-GT1 Term Notes and GMSR 2018-GT2 Term Notes included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the Notes payable secured by mortgage servicing assets and the Unsecured senior notes using non-affiliate broker indications of fair value. The fair value and carrying value of these notes are summarized below:

	September 30, 2021		December 31, 2020
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,302,642	$1,297,176	$1,268,304	$1,295,840
Unsecured senior notes	$1,781,250	$1,783,230	$685,750	$645,820

Valuation Governance

Most of the Company’s financial assets, and all of its MSRs, ESS, derivative liabilities and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and derivatives and all of its MSRs, ESS, and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2021	December 31, 2020
Fair value (in thousands)	$2,115,345	$4,675,169
Key inputs (1):
Discount rate:
Range	2.1% – 9.2%	2.8% – 9.2%
Weighted average	2.2%	2.8%
Twelve-month projected housing price index change:
Range	5.9% – 6.8%	2.7% – 3.5%
Weighted average	6.4%	3.0%
Voluntary prepayment/resale speed (2):
Range	0.4% – 33.9%	0.4% – 31.3%
Weighted average	22.7%	21.9%
Total prepayment speed (3):
Range	0.4% – 42.9%	0.5% – 42.9%
Weighted average	28.5%	29.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment and resale rates.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the estimated fair value of MSRs attributable to the mortgage loans it has committed to purchase and the pull-through rate. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2021	December 31, 2020
Fair value (in thousands) (1)	$360,923	$677,026
Key inputs (2):
Pull-through rate:
Range	8.0% – 100%	10.1% – 100%
Weighted average	80.3%	82.7%
Mortgage servicing rights value expressed as:
Servicing fee multiple:
Range	(9.7) – 6.5	0.7 – 5.3
Weighted average	4.1	3.6
Percentage of loan commitment amount
Range	(2.1)% – 3.0%	0.1% – 2.6%
Weighted average	1.4%	1.2%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread (discount rate), prepayment rate (prepayment speed), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$432,429	$245,946	$1,386,324	$753,795
Unpaid principal balance of underlying loans	$33,697,228	$25,369,941	$105,470,580	$63,766,627
Weighted average servicing fee rate (in basis points)	34	32	33	36
Key inputs (1):
Pricing spread (2):
Range	6.0% – 16.9%	8.0% – 17.6%	6.0% – 16.9%	6.8% – 18.1%
Weighted average	8.5%	9.6%	9.0%	9.3%
Annual total prepayment speed (3):
Range	7.2% – 31.0%	7.2% – 41.0%	6.2% – 31.0%	7.2% – 49.8%
Weighted average	9.2%	10.4%	8.5%	12.4%
Equivalent average life (in years):
Range	3.0 – 8.4	2.3 – 9.1	3.0 – 9.0	1.5 – 9.1
Weighted average	7.7	7.3	8.1	6.6
Per-loan annual cost of servicing:
Range	$80 – $117	$80 – $110	$80 – $117	$77 – $110
Weighted average	$102	$102	$104	$100
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2021	December 31, 2020

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 3,611,120	$ 2,581,174
Pool characteristics:
Unpaid principal balance of underlying loans	$ 259,220,948	$ 238,410,809
Weighted average note interest rate	3.2%	3.6%
Weighted average servicing fee rate (in basis points)	34	35
Key inputs (1):
Pricing spread (2):
Range	5.3% – 16.0%	8.0% – 17.6%
Weighted average	8.1%	10.1%
Effect on fair value of:
5% adverse change	($59,086)	($46,356)
10% adverse change	($116,282)	($90,936)
20% adverse change	($225,331)	($175,137)
Annual total prepayment speed (3):
Range	7.9% – 28.2%	10.1% – 32.9%
Weighted average	10.3%	13.7%
Equivalent average life (in years):
Range	3.0 – 7.8	2.3 – 7.7
Weighted average	6.9	6.0
Effect on fair value of:
5% adverse change	($76,847)	($66,536)
10% adverse change	($150,928)	($130,253)
20% adverse change	($291,339)	($249,843)
Per-loan annual cost of servicing:
Range	$79 – $117	$79 – $117
Weighted average	$106	$107
Effect on fair value of:
5% adverse change	($31,700)	($25,482)
10% adverse change	($63,399)	($50,964)
20% adverse change	($126,799)	($101,929)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally discourage mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing the fair value of this financing. Changes in the fair value of ESS are included in Net loan servicing fees—Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust. During the quarter ended March 31, 2021, the Company repaid its outstanding ESS financing payable to PMT.

Following are the key inputs used in determining the fair value of ESS financing:

December 31,
2020
Fair value (in thousands)	$ 131,750
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$ 15,833,050
Average servicing fee rate (in basis points)	34
Average excess servicing spread (in basis points)	19
Key inputs (1):
Pricing spread (2):
Range	4.9% – 5.3%
Weighted average	5.1%
Annual total prepayment speed (3):
Range	9.6% – 18.3%
Weighted average	11.7%
Equivalent average life (in years):
Range	2.3 – 6.6
Weighted average	5.8
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to ESS.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread, annual total prepayment speed, and the per-loan annual cost of servicing the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2021	2020
Fair value (in thousands)	$47,567	$45,324
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$8,885,785	$2,857,492
Servicing fee rate (in basis points)	24	25
Key inputs (1):
Pricing spread (2)	8.3%	7.6%
Annual total prepayment speed (3)	29.1%	33.3%
Equivalent average life (in years)	4.0	3.2
Per-loan annual cost of servicing	$258	$305
(1)	During the quarter ended September 30, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.
(2)	The Company applies a pricing spread to the United States Dollar LIBOR/swap curve for purposes of discounting cash flows relating to MSLs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	September 30,	December 31,
Loan type	2021	2020

	(in thousands)
Government-insured or guaranteed	$5,588,553	$5,683,786
Conventional conforming	1,955,797	1,257,445
Purchased from Ginnie Mae pools serviced by the Company	2,069,120	4,661,378
Repurchased pursuant to representations and warranties	46,225	13,791
	$9,659,695	$11,616,400
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$8,826,793	$10,912,178
Mortgage loan participation purchase and sale agreements	541,313	545,500
	$9,368,106	$11,457,678

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2021			December 31, 2020
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	15,804,462	$367,851	$6,928	20,624,535	$679,961	$2,935
Used for hedging purposes (2):
Forward purchase contracts	23,912,210	6,730	86,766	31,689,543	133,267	1,276
Forward sales contracts	35,679,195	97,720	22,648	50,438,967	1,451	251,149
MBS put options	10,000,000	42,067	—	12,025,000	14,302	—
MBS call options	2,200,000	263	—	—	—	—
Swaption purchase contracts	8,150,000	42,069	—	3,375,000	11,939	—
Put options on interest rate futures purchase contracts	800,000	8,664	—	4,750,000	5,520	—
Call options on interest rate futures purchase contracts	1,450,000	328	—	850,000	1,391	—
Treasury futures purchase contracts	755,000	—	—	1,065,000	—	—
Treasury futures sale contracts	2,215,000	—	—	1,555,000	—	—
Interest rate swap futures purchase contracts	5,225,000	—	—	4,801,700	—	—
Interest rate swap futures sale contracts	1,800,000	—	—	711,700	—	—
Total derivatives before netting		565,692	116,342		847,831	255,360
Netting		(135,708)	(102,138)		(136,593)	(212,722)
		$429,984	$14,204		$711,238	$42,638
Deposits (received from) placed with derivative counterparties, net		$(33,570)			$76,129
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of the derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	September 30, 2021			December 31, 2020
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$367,851	$—	$367,851	$679,961	$—	$679,961
Derivatives subject to master netting arrangements:
Forward purchase contracts	6,730	—	6,730	133,267	—	133,267
Forward sale contracts	97,720	—	97,720	1,451	—	1,451
MBS put options	42,067	—	42,067	14,302	—	14,302
MBS call options	263	—	263	—	—	—
Swaption purchase contracts	42,069	—	42,069	11,939	—	11,939
Put options on interest rate futures purchase contracts	8,664	—	8,664	5,520	—	5,520
Call options on interest rate futures purchase contracts	328	—	328	1,391	—	1,391
Netting	—	(135,708)	(135,708)	—	(136,593)	(136,593)
	197,841	(135,708)	62,133	167,870	(136,593)	31,277
	$565,692	$(135,708)	$429,984	$847,831	$(136,593)	$711,238

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2021				December 31, 2020
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$367,851	$—	$—	$367,851	$679,961	$—	$—	$679,961
Citibank, N.A.	17,481	—	—	17,481	2,026	—	—	2,026
Wells Fargo Bank, N.A.	9,995	—	—	9,995	—	—	—	—
RJ O'Brien	8,992	—	—	8,992	6,910	—	—	6,910
Morgan Stanley Bank, N.A.	7,773	—	—	7,773	2,443	—	—	2,443
JPMorgan Chase Bank, N.A.	6,985	—	—	6,985	17,149	—	—	17,149
Bank of America, N.A.	6,963	—	—	6,963	—	—	—	—
Others	3,944	—	—	3,944	2,749	—	—	2,749
	$429,984	$—	$—	$429,984	$711,238	$—	$—	$711,238

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for netting.

	September 30, 2021			December 31, 2020
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$6,928	$—	$6,928	$2,935	$—	$2,935
Derivatives subject to a master netting arrangement:
Forward purchase contracts	86,766	—	86,766	1,276	—	1,276
Forward sale contracts	22,648	—	22,648	251,149	—	251,149
Netting	—	(102,138)	(102,138)	—	(212,722)	(212,722)
	109,414	(102,138)	7,276	252,425	(212,722)	39,703
Total derivatives	116,342	(102,138)	14,204	255,360	(212,722)	42,638
Assets sold under agreements to repurchase:
Amount outstanding	6,903,302	—	6,903,302	9,663,995	—	9,663,995
Unamortized debt issuance cost	(6,145)	—	(6,145)	(9,198)	—	(9,198)
	6,897,157	—	6,897,157	9,654,797	—	9,654,797
	$7,013,499	$(102,138)	$6,911,361	$9,910,157	$(212,722)	$9,697,435

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

	September 30, 2021				December 31, 2020
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$6,928	$—	$—	$6,928	$2,935	$—	$—	$2,935
Credit Suisse First Boston Mortgage Capital LLC	2,016,825	(2,016,825)	—	—	3,947,752	(3,943,149)	—	4,603
Bank of America, N.A.	1,374,800	(1,374,800)	—	—	634,523	(626,550)	—	7,973
Royal Bank of Canada	881,805	(881,805)	—	—	406,348	(406,348)	—	—
JPMorgan Chase Bank, N.A.	754,120	(754,120)	—	—	2,752,279	(2,752,279)	—	—
Barclays Capital	658,392	(657,729)	—	663	596,729	(596,729)	—	—
Goldman Sachs	299,560	(297,957)	—	1,603	—	—	—	—
BNP Paribas	298,357	(297,821)	—	536	337,823	(336,545)	—	1,278
Morgan Stanley Bank, N.A.	247,579	(247,579)	—	—	331,546	(331,546)	—	—
Wells Fargo Bank, N.A.	223,713	(223,713)	—	—	169,085	(165,224)	—	3,861
Citibank, N.A.	150,953	(150,953)	—	—	505,625	(505,625)	—	—
Mizuho Securities	2,772	—	—	2,772	6,491	—	—	6,491
Federal Home Loan Mortgage Corporation	—	—	—	—	12,928	—	—	12,928
Others	1,702	—	—	1,702	2,569	—	—	2,569
	$6,917,506	$(6,903,302)	$—	$14,204	$9,706,633	$(9,663,995)	$—	$42,638

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2021	2020	2021	2020

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$17,313	$173,381	$(316,103)	$404,795
Repurchase agreement derivatives	Interest expense	$—	$83	$—	$83
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(19,294)	$(77,320)	$275,510	$(403,992)
Mortgage servicing rights	Net loan servicing fees–Hedging results	$(86,459)	$6,521	$(437,492)	$1,027,327
(1)	Represents net increase (decrease) in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Balance at beginning of period	$3,412,648	$2,213,539	$2,581,174	$2,926,790
Additions:
Resulting from loan sales	432,429	245,946	1,386,324	753,795
Purchases (purchase adjustments), net	—	(287)	—	25,473
	432,429	245,659	1,386,324	779,268
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	(119,674)	(26,208)	(46,298)	(1,040,751)
Other changes in fair value (2)	(114,283)	(99,169)	(310,080)	(331,486)
Total change in fair value	(233,957)	(125,377)	(356,378)	(1,372,237)
Balance at end of period	$3,611,120	$2,333,821	$3,611,120	$2,333,821

			September 30,	December 31,
			2021	2020

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$3,600,978	$2,577,964
(1)	Principally reflects changes in pricing spread, annual total prepayment speed, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Balance at beginning of period	$100,091	$29,858	$45,324	$29,140
Mortgage servicing liabilities resulting from loan sales	33,764	—	98,147	6,576
Changes in fair value due to (1):
Changes in valuation inputs used in valuation model	(54,222)	10,822	(36,375)	24,927
Other changes in fair value (2)	(32,066)	(8,982)	(59,529)	(28,945)
Total change in fair value	(86,288)	1,840	(95,904)	(4,018)
Balance at end of period	$47,567	$31,698	$47,567	$31,698

(1)	Principally reflects changes in expected borrower performance and servicer losses given default. During the quarter and nine months ended September 30, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government insured or guaranteed loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Contractual servicing fees	$216,592	$203,696	$635,620	$601,527
Other fees:
Late charges	7,480	7,615	22,076	28,718
Other	7,457	6,960	23,079	17,781
	$231,529	$218,271	$680,775	$648,026

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Lease expense:
Operating leases	$4,671	$4,144	$13,545	$12,110
Short-term leases	196	457	666	937
Net lease expense included in Occupancy and equipment	$4,867	$4,601	$14,211	$13,047

Other information:
Payments for operating leases	$5,210	$4,418	$15,395	$13,212
Operating lease right-of-use assets recognized	$13,058	$1,721	$20,871	$8,219
Period end weighted averages:
Remaining lease term (in years)			6.0	6.4
Discount rate			4.0%	4.2%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ending September 30,	Operating leases
(in thousands)
2022	$21,207
2023	21,875
2024	21,917
2025	21,529
2026	17,806
Thereafter	23,421
Total lease payments	127,755
Less imputed interest	(22,303)
Operating lease liability	$105,452

Note 11—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2021	2020

	(in thousands)
Capitalized software, net	$97,627	$81,434
Margin deposits	93,318	116,881
Prepaid expenses	67,308	53,975
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	64,583	153,054
Furniture, fixture, equipment and building improvements, net	31,842	32,217
Servicing fees receivable, net	20,590	42,282
Real estate acquired in settlement of loans	7,643	12,158
Other	184,865	200,168
	$567,776	$692,169
Deposits pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$64,583	$153,054
Assets pledged to secure Obligations under capital lease:
Capitalized software, net	5,277	7,675
Furniture, fixture, equipment and building improvements, net	4,504	5,689
	$74,364	$166,418

Note 12—Short-Term Borrowings

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio, profitability and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2021.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on LIBOR. Loans and participation certificates financed under these agreements may be re-pledged by the lenders.

Fannie Mae MSR Facility

On April 28, 2021, the Company, through PLS, PennyMac, and PFSI Issuer Trust - FMSR, entered into a structured finance transaction, allowing PLS to finance Fannie Mae MSRs and ESS (the “Fannie Mae MSR Facility”). In connection with the Fannie Mae MSR Facility, PLS pledges and/or sells to PFSI Issuer Trust - FMSR participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of a master repurchase agreement, dated as of April 28, 2021, by and between PLS, PFSI Issuer Trust - FMSR and PennyMac (the “PC Repurchase Agreement”). In return, PFSI Issuer Trust - FMSR (a) has issued to PLS the Series 2021-MSRVF1 Note, dated April 28, 2021, known as the “PFSI ISSUER TRUST - FMSR Collateralized Notes, Series 2021-MSRVF1” (the “FMSR VFN”), and (b) may, from time to time, issue to institutional investors term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the FMSR VFN is $1 billion.

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

PLS also entered into a master repurchase agreement on April 28, 2021 (the “FMSR VFN Repurchase Agreement”) with Credit Cuisse First Boston Mortgage Capital LLC (“CSFB”), as administrative agent, and Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as purchaser, pursuant to which PLS sold the FMSR VFN to CSCIB with an agreement to repurchase such FMSR VFN at a later date. The FMSR VFN Repurchase Agreement has an initial term extending through March 31, 2023. The FMSR VFN Repurchase Agreement provides for a maximum purchase price of $250 million, all of which is committed.

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

Ginnie Mae MSR Facility

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) has issued and may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1 billion.

On July 30, 2021, the Company through two of its indirect, wholly owned subsidiaries, Issuer Trust and PLS, and its direct wholly owned subsidiary, PennyMac, entered into agreements to syndicate two existing variable funding note repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The Company entered into (i) an Amended and Restated Series 2016-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, N.A., as a buyer, and PennyMac, as a guarantor (the “Syndicated GMSR Servicing Spread Agreement”), related to the servicing spread; and (ii) an Amended and Restated Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, as a buyer, and PennyMac, as a guarantor (the “Syndicated GMSR SAR Agreement”), related to the servicing advance receivables.

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

Ginnie Mae Servicing Advances

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$6,031,491	$3,363,140	$7,336,341	$2,669,336
Weighted average interest rate (1)	2.11%	2.68%	2.12%	3.06%
Total interest expense	$35,783	$27,322	$132,585	$70,493
Maximum daily amount outstanding	$8,044,148	$7,267,046	$10,969,029	$7,267,046

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,903,302	$9,663,995
Unamortized debt issuance costs	(6,145)	(9,198)
	$6,897,157	$9,654,797
Weighted average interest rate	1.82%	1.90%
Available borrowing capacity (2):
Committed	$766,389	$372,803
Uncommitted	8,180,309	2,163,202
	$8,946,698	$2,536,005
Fair value of assets securing repurchase agreements:
Loans held for sale	$8,826,793	$10,912,178
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$80,862
Servicing advances (3)	$203,236	$413,484
Mortgage servicing rights (3)	$3,349,503	$2,490,267
Deposits (3)	$64,583	$153,054
Margin deposits placed with counterparties (4)	$10,875	$5,625
(1)	Excludes the effect of amortization of net issuance costs and utilization fees of $3.7 million and $4.8 million for the quarters ended September 30, 2021 and 2020, respectively, and $15.5 million and $9.2 million for the nine months ended September 30, 2021 and 2020, respectively.

(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, and the Term Notes described in Note 13 – Long-Term Debt- Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2021	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,791,971
Over 30 to 90 days	4,073,983
Over 90 to 180 days	824,526
Over 180 days to one year	112,822
Over one year to two years	100,000
Total assets sold under agreements to repurchase	$6,903,302
Weighted average maturity (in months)	2.6

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2021:

		Weighted average
Counterparties	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (1)	$2,403,804	March 31, 2023	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC	$255,253	November 18, 2021	March 31, 2023
Bank of America, N.A.	$753,370	December 21, 2021	June 7, 2023
JP Morgan Chase Bank, N.A.	$372,221	November 21, 2021	September 29, 2023
JP Morgan Chase Bank, N.A.	$54,487	December 7, 2021	June 6, 2023
Goldman Sachs	$246,809	November 11, 2021	December 23, 2022
BNP Paribas	$152,152	December 21, 2021	July 31, 2023
Barclays Bank PLC	$78,565	November 30, 2021	November 3, 2022
Royal Bank of Canada	$78,230	January 3, 2022	September 14, 2022
Morgan Stanley Bank, N.A.	$20,794	November 26, 2021	November 2, 2022
Wells Fargo Bank, N.A.	$10,636	December 19, 2021	October 6, 2022
Citibank, N.A.	$5,401	December 2, 2021	August 10, 2023
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation Purchase and Sale Agreements

One of the borrowing facilities secured by loans held for sale is in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to a lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance	$237,849	$235,713	$256,109	$227,460
Weighted average interest rate (1)	1.44%	1.40%	1.38%	1.98%
Total interest expense	$1,026	$999	$3,160	$3,870
Maximum daily amount outstanding	$532,819	$538,074	$532,819	$540,977
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 and $172,000 for the quarters ended September 30, 2021 and 2020, respectively, and $516,000 and $490,000 for the nine months ended September 30, 2021 and 2020, respectively.

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$519,784	$521,477
Unamortized debt issuance costs	—	—
	$519,784	$521,477
Weighted average interest rate	1.46%	1.39%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$541,313	$545,500

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

Obligations under capital lease are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance	$6,804	$15,179	$9,072	$17,253
Weighted average interest rate	2.09%	2.16%	2.11%	2.69%
Total interest expense	$36	$83	$143	$354
Maximum daily amount outstanding	$7,677	$16,749	$11,864	$20,810

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Unpaid principal balance	$5,583	$11,864
Weighted average interest rate	2.08%	2.15%
Assets pledged to secure obligations under capital lease:
Capitalized software	$5,277	$7,675
Furniture, fixtures and equipment	$4,504	$5,689

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

The Company, through the Issuer Trust described in Note 4 – Related Party Transactions—Transactions with PMT—Investing Activities and Note 12—Short-Term Borrowings—Assets Sold Under Agreements to Repurchase, issued term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae mortgage servicing assets that are financed pursuant to the GNMA MSR Facility.

Following is a summary of the issued and outstanding Term Notes:

Issuance date	Principal balance	Stated interest rate (1)	Stated maturity date (2)
	(in thousands)	(Annual)
February 28, 2018 (the "GMSR GT1 Notes")	$650,000	2.85%	2/25/2023
August 10, 2018 (the "GMSR GT2 Notes")	650,000	2.65%	8/25/2023
	$1,300,000
(1)	Spread over one-month LIBOR.

(2)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after the stated maturity.

MSR Note Payable

On February 1, 2018, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on LIBOR plus the applicable contract margin. The facility expires on November 19, 2021. The maximum amount that the Company may borrow under the note payable is $400 million, less any amount outstanding under the agreement to repurchase pursuant to which the Company finances the Ginnie Mae MSRs and servicing advances and the Fannie Mae MSRs. The Company did not borrow under this note payable during the periods presented.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000	$1,300,000	$1,300,000
Weighted average interest rate (1)	2.87%	2.99%	2.89%	3.57%
Total interest expense	$9,896	$10,177	$29,888	$36,131
(1)	Excludes the effect of amortization of debt issuance costs totaling $570,000 and $459,000 for the quarters ended September 30, 2021 and 2020, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(2,824)	(4,160)
	$1,297,176	$1,295,840
Weighted average interest rate	2.83%	2.93%
Assets pledged to secure notes payable (1) (2):
Servicing advances	$203,236	$413,484
Mortgage servicing rights	$3,600,978	$2,421,326
Deposits	$64,583	$153,054
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

(2)	Beneficial interests in the Fannie Mae MSRs are pledged to the PFSI Issuer Trust - FMSR and serve as the collateral backing the FMSR VFN and any FMSR Term Notes. The FMSR VFN financing is included in Assets sold under agreements to repurchase and the FMSR Term Note is included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

On September 16, 2021, the Company issued $500 million aggregate principal amount of 5.75% unsecured senior notes due on September 15, 2031.

On October 7, 2021, the Company amended the indentures governing its 5.38% unsecured senior notes due 2025 and 4.25% unsecured senior notes due 2029 to conform the restricted payments covenant and the “permitted investments” definition to the terms contained in the indenture governing the 5.75% unsecured senior notes due 2031.

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(Annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Quarter ended	Nine months ended
	September 30, 2021	September 30, 2021

	(dollars in thousands)
Average balance	$1,381,522	$1,229,853
Weighted average interest rate (1)	4.91%	4.86%
Total interest expense	$17,442	$46,281
(1)	Excludes the effect of amortization of debt issuance costs of $492,000 and $1.4 million for the quarter and nine months ended September 30, 2021, respectively.

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$650,000
Unamortized debt issuance costs, net of issuance premiums	(16,770)	(4,180)
	$1,783,230	$645,820
Weighted average interest rate	5.07%	5.38%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Twelve months ended September 30,
	2022	2023	2024	2025	2026	Thereafter	Total

	(in thousands)
Obligations under capital lease	$5,583	$—	$—	$—	$—	$—	$5,583
Notes payable secured by mortgage servicing assets	—	1,300,000	—	—	—	—	1,300,000
Unsecured Notes	—	—	—	—	650,000	1,150,000	1,800,000
Total	$5,583	$1,300,000	$—	$—	$650,000	$1,150,000	$3,105,583

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Balance at beginning of period	$44,335	$25,909	$32,688	$21,446
Provision for losses:
Resulting from sales of loans	6,561	5,219	26,918	13,120
Reduction in liability due to change in estimate	(4,355)	(2,473)	(11,680)	(5,419)
Losses incurred, net	(735)	(151)	(2,120)	(643)
Balance at end of period	$45,806	$28,504	$45,806	$28,504
Unpaid principal balance of loans subject to representations and warranties at end of period	$245,528,045	$199,194,983

Note 15—Income Taxes

The Company’s effective income tax rates were 26.6% and 26.5% for the quarters ended September 30, 2021 and 2020, respectively, and 26.2% and 26.4% for the nine months ended September 30, 2021 and 2020, respectively.

The CARES Act, passed in March 2020, introduced a number of tax law changes which are generally taxpayer favorable and in December 2020, the Taxpayer Certainty and Disaster Tax Relief Act was signed into law. No material changes in the Company’s effective income tax rates resulted from either Act.

Note 16—Commitments and Contingencies

Litigation

From time to time, the Company may be a party to legal proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, income, or cash flows of the Company.

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System.

The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by PLS. Consequently, on April 27, 2020, PLS dismissed its federal court action without prejudice to pursue those claims in arbitration as well. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

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

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $15.8 billion as of September 30, 2021.

Note 17—Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2021	2020	2021	2020	total (1)

	(in thousands)
Shares of common stock repurchased	4,195	118	11,422	7,331	21,128
Cost of shares of common stock repurchased	$257,354	$6,927	$700,793	$248,210	$1,053,220
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through September 30, 2021.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
From non-affiliates:
Cash gains:
Loans	$135,841	$605,559	$605,858	$1,219,732
Hedging activities	(9,788)	(72,268)	400,786	(421,947)
	126,053	533,291	1,006,644	797,785
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	398,665	245,946	1,288,177	747,219
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(6,561)	(5,219)	(26,918)	(13,120)
Reductions in liability due to change in estimate	4,355	2,473	11,680	5,419
Changes in fair values of loans and derivatives held at period end:
Interest rate lock commitments	17,313	173,381	(316,103)	404,795
Loans	109,411	(79,776)	164,311	(140,878)
Hedging derivatives	(9,506)	(5,052)	(125,276)	17,955
	639,730	865,044	2,002,515	1,819,175
From PennyMac Mortgage Investment Trust (1)	(12,976)	(9,775)	(38,772)	62,549
	$626,754	$855,269	$1,963,743	$1,881,724

(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions.

Note 19—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$768	$1,259	$2,502	$4,863
Loans held for sale at fair value	63,726	41,854	215,003	120,866
Placement fees relating to custodial funds	3,818	9,163	13,298	44,419
	68,312	52,276	230,803	170,148
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	676	387	2,686
	68,312	52,952	231,190	172,834

Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	35,783	27,322	132,585	70,493
Mortgage loan participation purchase and sale agreements	1,026	999	3,160	3,870
Obligations under capital lease	36	83	143	354
Notes payable secured by mortgage servicing assets	9,896	10,177	29,888	36,131
Unsecured senior notes	17,442	—	46,281	—
Corporate revolving line of credit	—	561	—	1,537
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	24,886	20,711	83,466	54,536
Interest on mortgage loan impound deposits	1,642	1,256	4,052	4,561
	90,711	61,109	299,575	171,482
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	2,070	1,280	6,416
	90,711	63,179	300,855	177,898
	$(22,399)	$(10,227)	$(69,665)	$(5,064)

Note 20—Stock-based Compensation

As of September 30, 2021, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	310	422
Stock options	—	—	249	273
Time-based RSUs	—	—	171	310
Grant date fair value:
Performance-based RSUs	$—	$—	$18,237	$14,788
Stock options	—	—	5,116	2,770
Time-based RSUs	—	—	10,066	10,823
Total	$—	$—	$33,419	$28,381
Vestings and exercises:
Performance-based RSUs vested	—	—	640	603
Stock options exercised	104	152	289	476
Time-based RSUs vested	2	7	309	355
Compensation expense	$8,824	$7,095	$28,595	$26,220

Note 21—Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. Diluted earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding, assuming all dilutive securities were issued.

The Company’s potentially dilutive securities are stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average number of shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)
Net income	$249,310	$535,160	$830,407	$1,194,080

Weighted average basic shares of common stock outstanding	62,085	72,439	65,671	76,292

Effect of dilutive securities - Shares issuable under stock-based compensation plan	3,567	3,699	3,670	3,326
Weighted average shares of common stock applicable to diluted earnings per share	65,652	76,138	69,341	79,618
Basic earnings per share	$4.02	$7.39	$12.65	$15.65
Diluted earnings per share	$3.80	$7.03	$11.98	$15.00

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	302	—	244	335
Time-based RSUs	—	—	68	—
Stock options (2)	249	—	199	217
Total anti-dilutive shares and units	551	—	511	552
Weighted average exercise price of anti-dilutive stock options (2)	$58.85	$—	$58.85	$35.03
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 22—Supplemental Cash Flow Information

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash paid for interest	$301,014	$184,087
Cash paid for income taxes, net	$257,597	$260,723
Non-cash investing activity:
Mortgage servicing rights resulting from loan sales	$1,386,324	$753,795
Operating right-of-use assets recognized	$20,871	$8,219
Non-cash financing activity:
Mortgage servicing liabilities resulting from loan sales	$98,147	$6,576
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$557	$1,393
Issuance of common stock in settlement of directors' fees	$151	$144

Note 23—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rates.

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2021		December 31, 2020
Agency requirement – PLS	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$5,593,909	$696,005	$4,454,680	$633,331
Ginnie Mae	$5,204,078	$1,048,132	$3,794,112	$1,058,641
HUD	$5,204,078	$2,500	$3,794,112	$2,500
Liquidity
Fannie Mae & Freddie Mac	$432,263	$90,400	$506,096	$84,444
Ginnie Mae	$432,263	$216,767	$506,096	$215,722
Adjusted net worth / Total assets ratio
Ginnie Mae	27%	6%	12%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	29%	6%	14%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$496,568	$130,186	$626,754	$—	$626,754
Loan origination fees	94,581	—	94,581	—	94,581
Fulfillment fees from PennyMac Mortgage Investment Trust	43,922	—	43,922	—	43,922
Net loan servicing fees	—	33,630	33,630	—	33,630
Net interest income (expense):
Interest income	33,307	35,005	68,312	—	68,312
Interest expense	28,570	62,139	90,709	2	90,711
	4,737	(27,134)	(22,397)	(2)	(22,399)
Management fees	—	—	—	8,520	8,520
Other	218	148	366	1,238	1,604
Total net revenue	640,026	136,830	776,856	9,756	786,612
Expenses	309,460	128,876	438,336	8,727	447,063
Income before provision for income taxes	$330,566	$7,954	$338,520	$1,029	$339,549
Segment assets at quarter end	$7,926,709	$11,797,702	$19,724,411	$20,727	$19,745,138
(1)	All revenues are from external customers.

	Quarter ended September 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$700,830	$154,439	$855,269	$—	$855,269
Loan origination fees	75,572	—	75,572	—	75,572
Fulfillment fees from PennyMac Mortgage Investment Trust	54,839	—	54,839	—	54,839
Net loan servicing fees	—	132,807	132,807	—	132,807
Net interest income (expense):
Interest income	26,050	26,902	52,952	—	52,952
Interest expense	18,325	44,850	63,175	4	63,179
	7,725	(17,948)	(10,223)	(4)	(10,227)
Management fees	—	—	—	8,508	8,508
Other	132	1,802	1,934	1,290	3,224
Total net revenue	839,098	271,100	1,110,198	9,794	1,119,992
Expenses	225,817	159,407	385,224	6,477	391,701
Income before provision for income taxes	$613,281	$111,693	$724,974	$3,317	$728,291
Segment assets at quarter end	$7,319,838	$23,843,110	$31,162,948	$17,917	$31,180,865
(1)	All revenues are from external customers.

	Nine months ended September 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$1,431,824	$531,919	$1,963,743	$—	$1,963,743
Loan origination fees	295,909	—	295,909	—	295,909
Fulfillment fees from PennyMac Mortgage Investment Trust	158,777	—	158,777	—	158,777
Net loan servicing fees	—	88,221	88,221	—	88,221
Net interest income (expense):	—	—
Interest income	94,668	136,522	231,190	—	231,190
Interest expense	103,555	197,292	300,847	8	300,855
	(8,887)	(60,770)	(69,657)	(8)	(69,665)
Management fees	—	—	—	28,882	28,882
Other	1,445	2,270	3,715	3,968	7,683
Total net revenue	1,879,068	561,640	2,440,708	32,842	2,473,550
Expenses	941,165	381,018	1,322,183	26,295	1,348,478
Income before provision for income taxes	$937,903	$180,622	$1,118,525	$6,547	$1,125,072
Segment assets at period end	$7,926,709	$11,797,702	$19,724,411	$20,727	$19,745,138
(1)	All revenues are from external customers

	Nine months ended September 30, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$1,637,193	$244,531	$1,881,724	$—	$1,881,724
Loan origination fees	192,091	—	192,091	—	192,091
Fulfillment fees from PennyMac Mortgage Investment Trust	149,594	—	149,594	—	149,594
Net loan servicing fees	—	412,952	412,952	—	412,952
Net interest income (expense):
Interest income	71,840	100,994	172,834	—	172,834
Interest expense	51,124	126,756	177,880	18	177,898
	20,716	(25,762)	(5,046)	(18)	(5,064)
Management fees	—	—	—	25,851	25,851
Other	483	1,473	1,956	4,347	6,303
Total net revenue	2,000,077	633,194	2,633,271	30,180	2,663,451
Expenses	608,602	413,071	1,021,673	18,395	1,040,068
Income before provision for income taxes	$1,391,475	$220,123	$1,611,598	$11,785	$1,623,383
Segment assets at period end	$7,319,838	$23,843,110	$31,162,948	$17,917	$31,180,865
(1)	All revenues are from external customers.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On November 4, 2021, the Company’s board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on November 24, 2021 to common shareholders of record as of November 15, 2021.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the section entitled “Risk Factors” in Part II Item 1A and in our Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

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

Our primary assets are direct and indirect equity interests in Private National Mortgage Acceptance Company, LLC (“PennyMac”). We are the managing member of PennyMac, and we operate and control all of the businesses and affairs of PennyMac, and consolidate the financial results of PennyMac and its subsidiaries. We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$626,754	$855,269	$1,963,743	$1,881,724
Loan origination fees	94,581	75,572	295,909	192,091
Fulfillment fees from PennyMac Mortgage Investment Trust	43,922	54,839	158,777	149,594
Net loan servicing fees	33,630	132,807	88,221	412,952
Net interest expense	(22,399)	(10,227)	(69,665)	(5,064)
Management fees	8,520	8,508	28,882	25,851
Other	1,604	3,224	7,683	6,303
Total net revenue	786,612	1,119,992	2,473,550	2,663,451
Expenses:
Compensation	249,183	202,440	773,079	550,762
Loan origination	80,932	53,752	243,999	150,677
Technology	32,406	28,964	100,314	69,976
Servicing	27,892	71,110	78,365	169,779
Other	56,650	35,435	152,721	98,874
Total expenses	447,063	391,701	1,348,478	1,040,068
Income before provision for income taxes	339,549	728,291	1,125,072	1,623,383
Provision for income taxes	90,239	193,131	294,665	429,303
Net income	$249,310	$535,160	$830,407	$1,194,080
Earnings per share
Basic	$4.02	$7.39	$12.65	$15.65
Diluted	$3.80	$7.03	$11.98	$15.00
Annualized return on average common stockholders' equity	28.6%	77.6%	31.7%	63.8%
Dividend declared per share	$0.20	$0.15	$0.60	$0.39
Income before provision for income taxes by segment:
Mortgage banking:
Production	$330,566	$613,281	$937,903	$1,391,475
Servicing	7,954	111,693	180,622	220,123
Total mortgage banking	338,520	724,974	1,118,525	1,611,598
Investment management	1,029	3,317	6,547	11,785
	$339,549	$728,291	$1,125,072	$1,623,383
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (1)	$524,524	$769,805	$1,670,272	$1,688,677
During the period:
Interest rate lock commitments issued	$37,431,969	$36,564,786	$107,821,842	$87,334,326
At end of period:
Interest rate lock commitments outstanding	$15,804,462	$18,873,579
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights	$259,220,948	$234,850,997
Mortgage servicing liabilities	8,885,785	1,799,562
Loans held for sale	9,295,126	8,749,673
	277,401,859	245,400,232
Subserviced for PMT	218,013,788	156,496,568
	$495,415,647	$401,896,800

Net assets of PennyMac Mortgage Investment Trust	$2,479,327	$2,281,266
Book value per share	$58.00	$41.67
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) and mortgage servicing liabilities (“MSLs”), due to changes in the valuation inputs we use in our valuation models, increase (decrease) in fair value of

ESS payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital lease.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income	$249,310	$535,160	$830,407	$1,194,080
Provision for income taxes	90,239	193,131	294,665	429,303
Income before provisions for income taxes	339,549	728,291	1,125,072	1,623,383
Depreciation and amortization	6,762	6,401	21,729	17,126
Decrease in fair value of MSRs and MSLs due to changes in valuation inputs used in valuation models	65,452	37,030	9,923	1,065,678
(Increase) decrease in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	(3,135)	1,037	(18,293)
Hedging losses (gains) associated with MSRs	86,459	(6,521)	437,492	(1,027,327)
Stock‑based compensation	8,824	7,095	28,595	26,220
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	17,478	644	46,424	1,890
Adjusted EBITDA	$524,524	$769,805	$1,670,272	$1,688,677

Impact of COVID-19

The United States continues to be impacted by the COVID-19 pandemic (the “Pandemic” or “COVID-19”) and the effects of market and government responses to the Pandemic. These developments have resulted in continued economic uncertainty, financial hardships and unemployment for many existing borrowers.

As part of its response to the Pandemic, the federal government included requirements in the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that we provide borrowers with loans we service for the Agencies with substantial payment forbearance. As a result of the CARES Act and other regulatory requirements, our costs to service delinquent loans in our servicing portfolio have increased and may require us to finance advances of principal and interest payments to the investors holding these loans, as well as property taxes, insurance and other costs to protect investors’ interest in the properties collateralizing the loans. As of September 30, 2021, 2.7% of loans in our predominately government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent resulting in an increase in the level of servicing advances we have been required to make in order to fund borrower delinquencies.

The Pandemic has had a mixed effect on the earnings of our servicing segment by reducing the amount of placement fees we earn on custodial deposits related to these loans and increasing our cost to service due to higher delinquency and default rates, offset by gains we recognize when we are able to modify and resell previously delinquent government loans. Over time, as borrowers exit forbearance we would expect these activities relating to delinquent government loans to trend towards more normalized levels. In order to mitigate the risks and costs of maintaining delinquent government loans in Ginnie Mae securities or in our loan inventory, we sell a portion of those loans to third-party investors; we increased the volume of our sales of these loans in the quarter ended September 30, 2021, and serviced $8.9 billion in UPB of these loans for third-party investors at the end of the period.

In our production segment, gain on sale margins reflect both the strong but moderating demand for loans due to historically low interest rates as well as growth in loan production from our consumer direct and broker direct channels from the same periods in 2020. The mortgage origination market for 2020 was estimated at $4.1 trillion and current forecasts estimate of the origination market at 4.2 trillion for 2021. The increase in demand for mortgage loans in 2020, combined with constraints on mortgage industry origination capacity that existed before the Pandemic, allowed us to realize higher gain-on sale margins in our production segment in 2020. As industry capacity has adjusted to demand, our gain on sale margins have moderated from 2020 levels, and in certain channels reflect the effects of significant competitive pressures.

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

Income Before Provisions for Income Taxes

For the quarter ended September 30, 2021, income before provision for income taxes decreased $388.7 million compared to the same period in 2020. The decrease was primarily due to a $228.5 million decrease in Net gains on loans held for sale at fair value due to lower gain on sale margins across all production channels during the quarter ended September 30, 2021 compared to the same period in 2020, a $99.2 million decrease in Net loan servicing fees reflecting higher negative valuation adjustments and hedging results, and a $55.4 million increase in total expenses. The increase in total expenses was mainly due to increases in compensation and origination expenses reflecting the growth of our mortgage banking activities.

For the nine months ended September 30, 2021, income before provision for income taxes decreased $498.3 million compared to the same period in 2020. The decrease was primarily due to a decrease in net loan servicing fees and an increase in total expenses, partially offset by an increase in production revenue (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust), which reflects higher production volume during the nine months ended September 30, 2021 compared to the same period in 2020. The decrease in net servicing fees reflects negative valuation adjustments and hedging results during the nine months ended September 30, 2021 as compared to the same period in 2020. The increase in total expenses was mainly due to increases in compensation and origination expenses reflecting the growth of our mortgage banking activities.

Net Gains on Loans Held for Sale at Fair Value

During the quarter and nine months ended September 30, 2021, we recognized Net gains on loans held for sale at fair value totaling $626.8 million and $2.0 billion, respectively, a decrease of $228.5 million during the quarter ended September 30, 2021 compared to the same period in 2020 and an increase of $82.0 million during the nine months ended September 30, 2021 compared to the same period in 2020. The decrease during the quarter ended September 30, 2021compared to the same period in 2020 was primarily due to decreases in gain on sale margins across all channels and the increase during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to an increase in production volume, partially offset by decreased gain on sale margins.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
From non-affiliates:
Cash gains:
Loans	$135,841	$605,559	$605,858	$1,219,732
Hedging activities	(9,788)	(72,268)	400,786	(421,947)
Total cash gains	126,053	533,291	1,006,644	797,785
Non-cash gains:
Change in fair value of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	17,313	173,381	(316,103)	404,795
Loans	109,411	(79,776)	164,311	(140,878)
Hedging derivatives	(9,506)	(5,052)	(125,276)	17,955
	117,218	88,553	(277,068)	281,872
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	398,665	245,946	1,288,177	747,219
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(6,561)	(5,219)	(26,918)	(13,120)
Reductions in liability due to change in estimate	4,355	2,473	11,680	5,419
Total non-cash gains	513,677	331,753	995,871	1,021,390
Total gains on sale from non-affiliates	639,730	865,044	2,002,515	1,819,175
From PennyMac Mortgage Investment Trust (primarily cash)	(12,976)	(9,775)	(38,772)	62,549
	$626,754	$855,269	$1,963,743	$1,881,724
During the period:
Interest rate lock commitments issued:
Government-insured or guaranteed mortgage loans	$24,061,473	$26,629,871	$72,605,976	$63,728,308
Conventional mortgage loans	13,370,496	9,934,915	35,215,866	23,596,038
Jumbo mortgage loans	—	—	—	8,304
Home equity lines of credit	—	—	—	1,676
	$37,431,969	$36,564,786	$107,821,842	$87,334,326
At end of period:
Loans held for sale at fair value	$9,659,695	$9,126,172
Commitments to fund and purchase loans	$15,804,462	$18,873,579

Non-cash elements of gain on sale of loans held for sale

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make commitments to purchase or fund mortgage loans. We recognize this gain in the form of interest rate lock commitments (“IRLC”). We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for the early buyout of delinquent loans (“EBO loans”) we have resold to third party investors) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 63% and 65% of our gain on sale of loans held for sale at fair value for the quarter and nine months ended September 30, 2021, respectively, as compared to 28% and 39% for the quarter and nine months ended September 30, 2020, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods.

Interest Rate Lock Commitments, Mortgage Servicing Rights and Mortgage Servicing Liabilities

The methods and key inputs we use to measure and update our measurements of IRLCs, MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

Representations and Warranties

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $6.6 million and $26.9 million for the quarter and nine months ended September 30, 2021, respectively, compared to $5.2 million and $13.1 million for the quarter and nine months ended September 30, 2020, respectively. The increase in the provision relating to current loan sales is primarily attributable to increased sales of loans and increased loss assumptions relating to our securitizations of reperforming EBO loans.

We also recorded reductions in the liability of $4.4 million and $11.7 million during the quarter and nine months ended September 30, 2021, respectively, compared to $2.5 million and $5.4 million during the quarter and nine months ended September 30, 2020, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified by PFSI at beginning of period	$16,534	$16,396	$13,788	$15,366
New indemnifications	2,058	1,285	9,313	3,731
Less indemnified loans sold, repaid or refinanced	3,104	2,053	7,613	3,469
Loans indemnified by PFSI at end of period	$15,488	$15,628	$15,488	$15,628
Repurchase activity:
Total loans repurchased by PFSI	$31,109	$9,146	$75,023	$43,699
Less:
Loans repurchased by correspondent lenders	7,857	7,207	30,309	23,713
Loans repaid by borrowers or resold with defects resolved	6,508	5,282	11,084	12,649
Net loans repurchased with losses chargeable to liability for representations and warranties	$16,744	$(3,343)	$33,630	$7,337
Net losses charged to liability for representations and warranties	$735	$151	$2,120	$643

At end of period:
Unpaid principal balance of loans subject to representations and warranties	$245,528,045	$199,194,983
Liability for representations and warranties	$45,806	$28,504

During the quarter and nine months ended September 30, 2021, we repurchased loans totaling $31.1 million and $75.0 million in UPB, respectively. We recorded losses of $735,000 and $2.1 million net of recoveries during the quarter and nine months ended September 30, 2021, respectively. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

Loan origination fees

Loan origination fees increased $19.0 million and $103.8 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily due to an increase in volume of loans we produced.

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

Fulfillment fees decreased $10.9 million during the quarter ended September 30, 2021 compared to the same period in 2020. The decrease was primarily due to a decrease in loan commitment volume and an increase in discretionary reductions in our fee schedule, partially offset by an increase in PMT’s loan production volume. Fulfilment fees increased $9.2 million during the nine months ended September 30, 2021 compared to the same period in 2020. The increase was primarily due to an increase in PMT’s loan production volume, partially offset by the effect of the amendment to the fulfillment fee structure noted above, which generally reduced the fulfillment fees collected per loan fulfilled.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Loan servicing fees	$267,758	$250,368	$787,224	$735,551
Effects of MSRs and MSLs	(234,128)	(117,561)	(699,003)	(322,599)
Net loan servicing fees	$33,630	$132,807	$88,221	$412,952

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Loan servicing fees:
From non-affiliates	$216,592	$203,696	$635,620	$601,527
From PennyMac Mortgage Investment Trust	20,703	18,752	59,811	48,806
Other
Late charges	8,779	8,378	25,681	32,251
Other	21,684	19,542	66,112	52,967
	30,463	27,920	91,793	85,218
	$267,758	$250,368	$787,224	$735,551
Average loan servicing portfolio (1)
MSRs	$255,848,174	$234,329,363	$248,618,772	$231,482,498
MSLs	$7,510,517	$1,965,041	$5,263,080	$2,331,068
Subserviced for PMT	$211,094,125	$152,096,012	$196,232,751	$146,109,184
(1)	Excluding PFSI-owned loans

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the unpaid principal balance of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees.

The increases in loan servicing fees from non-affiliates and from PMT for the quarter and nine months ended September 30, 2021, as compared to the same periods ended September 30, 2020, were primarily due to growth of our loan servicing portfolio. The increases in other loan servicing fees for the quarter and nine months ended on September 30, 2021, compared to the same periods ended in 2020, were primarily due to increases in fees related to borrower early loan payoffs resulting from the current low interest rate environment.

Mortgage Servicing Rights and Mortgage Servicing Liabilities

The company has elected to carry its servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects changes in fair value by entering into derivatives transactions and – through March of 2021 – with financing certain of our purchases of MSRs with the sale of a portion of the MSR assets’ cash flows to PMT in the form of ESS.

Change in fair value of MSRs, MSLs and ESS and the related hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(82,217)	$(90,187)	$(250,551)	$(302,541)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(65,452)	(37,030)	(9,923)	(1,065,678)
	(147,669)	(127,217)	(260,474)	(1,368,219)
Change in fair value of excess servicing spread	—	3,135	(1,037)	18,293
Hedging results	(86,459)	6,521	(437,492)	1,027,327
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(234,128)	$(117,561)	$(699,003)	$(322,599)
Average balances:
Mortgage servicing rights	$3,466,325	$2,252,504	$3,229,798	$2,364,573
Mortgage servicing liabilities	$101,021	$31,070	$69,059	$29,635
Excess servicing spread financing	$—	$149,035	$28,830	$158,636
At end of period:
Mortgage servicing rights	$3,611,120	$2,333,821
Mortgage servicing liabilities	$47,567	$31,698
Excess servicing spread financing	$—	$142,990

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and nine months ended September 30, 2021 as compared to the same periods ended September 30, 2020, realization of cash flows decreased primarily due to a significant increase in the balance of loans underlying our MSLs, which contribute positively to realization of cash flows as the liabilities decrease with the resolution of the loans.

Other changes in fair value of MSRs reflect faster-than anticipated prepayments and increases in short-term prepayment projections of the mortgage loans underlying our investment in MSRs during the quarter and nine months ended September 30, 2021, while increased expectations of prepayments due to interest rate declines impacted other changes in fair value of MSRs during the same periods ended September 30, 2020.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarter and nine months ended September 30, 2021, as compared to the impact of interest rate declines in the comparable periods in 2020.

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2021	2020

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights
Originated	$232,373,814	$196,873,590
Acquired	26,847,134	41,537,219
	259,220,948	238,410,809
Mortgage servicing liabilities	8,885,785	2,857,492
Loans held for sale	9,295,126	11,063,938
	277,401,859	252,332,239
Subserviced for PMT	217,984,987	174,360,317
Total prime servicing	495,386,846	426,692,556
Special servicing subserviced for PMT	28,801	58,274
Total loans serviced	$495,415,647	$426,750,830
Delinquencies:
Owned servicing (1):
30-89 days	$6,601,724	$7,611,216
90 days or more	13,322,455	22,545,750
	$19,924,179	$30,156,966
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,643,010	$3,225,010
90 days or more	5,922,433	14,904,052
	$7,565,443	$18,129,062
Subserviced for PMT (1):
30-89 days	$1,098,566	$1,250,381
90 days or more	2,275,366	4,543,660
	$3,373,932	$5,794,041
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$258,066	$593,517
90 days or more	1,408,078	3,690,505
	$1,666,144	$4,284,022
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Net Interest expense

Net interest expense increased $12.2 million and $64.6 million, during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases were primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to decreased earning rates;
●	an increase in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rate environment; and
●	interest on unsecured senior notes that bear interest at higher rates than the secured borrowings they replace and that were not outstanding during the nine months ended September 30, 2020.

Management fees from PennyMac Mortgage Investment Trust

Management fees earned from PMT are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Base management	$8,778	$8,508	$25,875	$25,851
Performance incentive (adjustment)	(258)	—	3,007	—
	$8,520	$8,508	$28,882	$25,851
Net assets of PMT at end of period	$2,479,327	$2,281,266

Management fees increased $12,000 and $3.0 million during the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in the nine months ended September 30, 2021 was primarily due to $3.0 million of performance incentive fees earned as a result of PMT’s increased profitability during the measurement period ended September 30, 2021, on which its performance incentive fee is based.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Salaries and wages	$148,275	$117,230	$446,381	$308,629
Incentive compensation	63,715	57,257	208,258	154,597
Taxes and benefits	28,369	20,858	89,845	61,316
Stock and unit-based compensation	8,824	7,095	28,595	26,220
	$249,183	$202,440	$773,079	$550,762
Head count:
Average	7,247	5,672	7,081	4,978
Period end	7,261	6,019

Compensation expense increased $46.7 million and $222.3 million, respectively, during the quarter and nine months ended September 30, 2021, compared to the same period in 2020. The increases were primarily due to growth in head count made to accommodate the growth in our loan production and servicing activities.

Loan origination

Loan origination expense increased $27.2 million and $93.3 million, respectively, during the quarter and nine months ended September 30, 2021 compared to the same periods in 2020. The increases were primarily due to increased lending activities during the quarter and nine months ended September 30, 2021, compared to the same periods during 2020.

Technology

Technology expense increased $3.4 million and $30.3 million, respectively, during the quarter and nine months ended September 30, 2021, compared to the same periods in 2020. The increases were primarily due to growth in our loan servicing operations and continued investment in our loan production and servicing infrastructure.

Servicing

Servicing expenses decreased $43.2 million and $91.4 million, respectively, during the quarter and nine months ended September 30, 2021, compared to the same periods in 2020. This decrease in servicing expenses was primarily due to reversal of the provision for estimated servicing advances losses recorded in prior periods during the quarter and nine months ended September 30, 2021. The reduction reflects the recent improvements in the performance of our servicing portfolio.

Professional services

Professional expenses increased $6.1 million and $18.3 million, respectively, during the quarter and nine months ended September 30, 2021, compared to the same periods in 2020. The increases were primarily due to increases in legal fees and consulting fees related to our investments in technology infrastructure.

Provision for Income Taxes

Our effective income tax rates were 26.6% and 26.2% during the quarter and nine months ended September 30, 2021, respectively, compared to 26.5% and 26.4% during the same periods in 2020.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2021	2020

	(in thousands)
ASSETS
Cash and short-term investments	$481,543	$547,933
Loans held for sale at fair value	9,659,695	11,616,400
Derivative assets	429,984	711,238
Servicing advances, net	522,906	579,528
Investments in and advances to affiliates	51,470	168,972
Mortgage servicing rights	3,611,120	2,581,174
Loans eligible for repurchase	4,335,378	14,625,447
Other	653,042	767,103
Total assets	$19,745,138	$31,597,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$7,416,941	$10,176,274
Long-term debt	3,085,989	2,085,274
Liability for loans eligible for repurchase	4,335,378	14,625,447
Income taxes payable	659,768	622,700
Other	742,760	698,712
Total liabilities	16,240,836	28,208,407
Stockholders' equity	3,504,302	3,389,388
Total liabilities and stockholders' equity	$19,745,138	$31,597,795
Leverage ratio:
Total Debt / Stockholders' equity	3.0	3.6
Total Debt / Tangible stockholders' equity	3.1	3.7

Total assets decreased $11.9 billion from $31.6 billion at December 31, 2020 to $19.7 billion at September 30, 2021. The decrease was primarily due to decreases of $10.3 billion in loans eligible for repurchase and $2.0 billion in loans held for sale at fair value, partially offset by an increase of $1.0 billion in MSRs. The decrease in loans eligible for repurchase was primarily due to increased early buyout activity resulting in a decrease in delinquent loans underlying Ginnie Mae securities in our servicing portfolio during the nine months ended September 30, 2021.

Total liabilities decreased $12.0 billion from $28.2 billion at December 31, 2020 to $16.2 billion at September 30, 2021. The decrease was primarily due to a decrease of $10.3 billion in liability for loans eligible for repurchase, a decrease of $2.8 billion in short-term debt, partially offset by an increase of $1.0 billion in long-term debt.

Cash Flows

Our cash flows are summarized below:

	Nine months ended September 30,
	2021	2020	Change

	(in thousands)
Operating	$2,770,083	$(3,923,531)	$6,693,614
Investing	(301,458)	924,599	(1,226,057)
Financing	(2,524,885)	3,339,596	(5,864,481)
Net (decrease) increase in cash and restricted cash	$(56,260)	$340,664	$(396,924)

Our cash flows resulted in a net decrease in cash and restricted cash of $56.2 million during the nine months ended September 30, 2021 as discussed below.

Operating activities

Net cash provided by operating activities totaled $2.8 billion during the nine months ended September 30, 2021 compared with net cash used in operating activities of $3.9 billion during the same period in 2020. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash flows from:
Loans held for sale	$3,030,122	$(3,383,080)
Other operating sources	(260,039)	(540,451)
	$2,770,083	$(3,923,531)

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2021 totaled $301.5 million, primarily due to $471.3 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $117.1 million decrease in margin deposits. Net cash provided by investing activities during the nine months ended September 30, 2020 totaled $924.6 million, primarily due to $1.0 billion in net settlement of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash used in financing activities totaled $2.5 billion during the nine months ended September 30, 2021, primarily due to a decrease of $1.6 billion in borrowings, $700.8 million of repurchase of our common stock and $134.6 million of repayment of ESS financing. The reduction in borrowings reflects reduced inventory of loans held for sale, combined with repurchase of common stock. Net cash provided by financing activities totaled $3.3 billion during the nine months ended September 30, 2020, primarily due to reduced financing of mortgage loans held for sale and the issuance of Unsecured Notes.

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

During the nine months ended September 30, 2021, we purchased $16.4 billion in UPB of EBO loans from our Ginnie Mae MSR portfolio. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security. Depending on the method used to cure a borrower delinquency, the Ginnie Mae program may require at least a six month period of timely borrower payments before we are able to re-deliver the loan. Therefore, regardless of whether we cure or settle the repurchased loan, our investment in the EBO loans may require a substantial holding period. We have financed our EBO purchases by expanding our borrowing capacity under existing facilities and by procuring a dedicated EBO repurchase agreement facility.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for advances with terms ranging from 45 days to 240 days. Because a significant portion of our current debt facilities consist of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

On July 30, 2021, the Company through two of its indirect, wholly owned subsidiaries, Issuer Trust and PLS, and its direct wholly owned subsidiary, PennyMac, entered into agreements to syndicate two existing variable funding note repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The Company entered into (i) an Amended and Restated Series 2016-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, N.A., as a buyer, and PennyMac, as a guarantor (the “Syndicated GMSR Servicing Spread Agreement”), related to the servicing spread; and (ii) an Amended and Restated Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, as a buyer, and PennyMac, as a guarantor (the “Syndicated GMSR SAR Agreement”), related to the servicing advance receivables.

The Syndicated GMSR Servicing Spread Agreement added Citibank as a syndicate buyer, and increased the maximum purchase price from $400 to $500 million, all of which was committed on a 50-50 pro rata basis between CSCIB and Citibank. The Syndicated GMSR SAR Agreement added Citibank as a syndicate buyer, with the maximum purchase price of $600 million unchanged, all of which is committed on a 50-50 pro rata basis between CSCIB and Citibank.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Average balance	$6,031,491	$3,363,140	$7,336,341	$2,669,336
Maximum daily balance	$8,044,148	$7,267,046	$10,969,029	$7,267,046
Balance at period end	$6,903,302	$7,267,046

The differences between the average and maximum daily balances on our repurchase agreements reflect the fluctuations throughout the month of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

Our repurchase agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decrease in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Our Unsecured Notes’ indentures contain covenants that limit the Company and our restricted subsidiaries’ ability to engage in specified types of transactions, including, but not limited to the following:

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, as summarized below:

●	FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB (reduced

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

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2021, we have repurchased $1.0 billion of common shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2021, we have not entered into any off-balance sheet arrangements.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” our debt obligations include borrowings with major financial institution counterparties in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable and a capital lease.

The borrower under assets sold under agreements to repurchase, mortgage loan participation purchase and sale agreements and certain notes payables may be PLS, the Issuer Trust or the PFSI Issuer Trust. All PLS debt obligations are guaranteed by PennyMac.

Under the terms of these agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2021, we believe we were in compliance in all material respects with these covenants.

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

The Company has issued Unsecured Notes that are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indenture under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes. On September 16, 2021, the Company issued $500 million aggregate principal amount of 5.75% unsecured senior notes due on September 15, 2031. We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of September 30, 2021.

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC (3)	$1,966,825	$4,950,000	$1,950,000	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (3)	$100,000	$100,000	$100,000	March 31, 2023
Bank of America, N.A.	$1,374,800	$1,800,000	$540,000	June 7, 2023
Royal Bank of Canada	$881,805	$1,000,000	$500,000	September 14, 2022
JPMorgan Chase Bank, N.A.	$714,819	$3,000,000	$—	September 29, 2023
JPMorgan Chase Bank, N.A.	$39,301	$750,000	$50,000	June 6, 2023
Barclays Bank PLC	$657,729	$750,000	$375,000	November 3, 2022
Goldman Sachs Bank USA	$297,957	$1,000,000	$500,000	December 23, 2022
BNP Paribas	$297,821	$600,000	$300,000	July 31, 2023
Morgan Stanley Bank, N.A.	$247,579	$600,000	$300,000	November 2, 2022
Wells Fargo Bank, N.A.	$223,713	$350,000	$175,000	October 6, 2022
Citibank, N.A. (3)	$100,953	$950,000	$600,000	August 10, 2023
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$519,784	$550,000	$—	June 8, 2022
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
Credit Suisse AG (3)	$—	$—	$—	November 19, 2021
Obligations under capital lease
Banc of America Leasing and Capital LLC	$5,583	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of September 30, 2021.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The $100 million is borrowed from with CSFB & Citibank, N.A. under a sale of a VFN under an agreement to repurchase up to a maximum of $500 million secured by Ginnie Mae MSRs. No borrowing is outstanding from CSFB & Citibank, N.A. under a sale of the GMSR Servicing Advance Notes under an agreement to repurchase up to a maximum of $600 million. Maximum amounts borrowed under both agreements to repurchase may be reduced by amounts utilized under other debt agreements with CSFB and Citibank N.A.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2021:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (1)	$2,403,804	March 31, 2023	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC (2)	$255,253	November 18, 2021	March 31, 2023
Bank of America, N.A.	$753,370	December 21, 2021	June 7, 2023
JP Morgan Chase Bank, N.A.	$372,221	November 21, 2021	September 29, 2023
JP Morgan Chase Bank, N.A.	$54,487	December 7, 2021	June 6, 2023
Goldman Sachs	$246,809	November 11, 2021	December 23, 2022
BNP Paribas	$152,152	December 21, 2021	July 31, 2023
Barclays Bank PLC	$78,565	November 30, 2021	November 3, 2022
Royal Bank of Canada	$78,230	January 3, 2022	September 14, 2022
Morgan Stanley Bank, N.A.	$20,794	November 26, 2021	November 2, 2022
Wells Fargo Bank, N.A.	$10,636	December 19, 2021	October 6, 2022
Citibank, N.A. (2)	$5,401	December 2, 2021	August 10, 2023
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facilities with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. are in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between September 30, 2021 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2021, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Pricing spread	$257,091	$124,202	$61,065	$(59,086)	$(116,282)	$(225,331)
Prepayment speed	$338,259	$162,613	$79,766	$(76,847)	$(150,928)	$(291,339)
Annual per-loan cost of servicing	$126,799	$63,399	$31,700	$(31,700)	$(63,399)	$(126,799)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2019, Black Knight Servicing Technologies, LLC, a wholly-owned indirect subsidiary of Black Knight, Inc. (“BKI”), filed a Complaint and Demand for Jury Trial in the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908 (the “BKI Complaint”). Allegations contained within the BKI Complaint include breach of contract and misappropriation of MSP® System trade secrets in order to develop an imitation mortgage-processing system intended to replace the MSP® System. The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by PLS. Consequently, on April 27, 2020, PLS dismissed its federal court action without prejudice to pursue those claims in arbitration as well. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and plans to vigorously defend the matter, which remains pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2021.

The following table summarizes information about our stock repurchase during the quarter ended September 30, 2021:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2021 – July 31, 2021	2,531,713	$60.16	2,531,713	$52,707,024
August 1, 2021 – August 31, 2021	530,237	$66.23	530,237	$1,018,077,871
September 1, 2021 – September 30, 2021	1,133,494	$63.69	1,133,494	$946,779,369
Total	4,195,444	$63.08	4,195,444	$946,779,369
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

4.1

Indenture, dated as of September 16, 2021, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.750% Senior Notes due 2031.

		8-K	September 16, 2021

4.2	Form of Global Note for 5.750% Senior Notes due 2031 (included in Exhibit 4.1).	8-K	September 16, 2021

4.3

First Supplemental Indenture, dated October 7, 2021, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 4.250% Senior Notes due 2029.

		8-K	October 7, 2021

4.4

Second Supplemental Indenture, dated as of October 7, 2021, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank, National Association, as trustee, relating to the 5.375% Senior Notes due 2025.

		8-K	October 7, 2021

10.1

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, Series 2016-MSRVF1.

		8-K	August 5, 2021

10.2

Amendment No. 3 to the Series 2020-MSRVF1 Indenture Supplement, dated as of July 30, 2021, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital, LLC, and Credit Suisse AG, Cayman Islands Branch.

		8-K	August 5, 2021

10.3

Amendment No. 5 to the Series 2016-MSRVF1 Indenture Supplement, dated as of July 30, 2021, by and among PNMAC GMSR ISSUER TRUST, Citibank N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 5, 2021

10.4

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, Series 2020-SPIADVF1.

		8-K	August 5, 2021

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)

Exhibit No.	Exhibit Description	Form	Filing Date
10.5

Second Amended and Restated Guaranty, dated as of July 30, 2021, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital, LLC on behalf of Credit Suisse AG, Cayman Islands Branch and Citibank, N.A.

		8-K	August 5, 2021

10.6†	PennyMac Financial Services, Inc. Change of Control Severance Plan.	8-K	September 28, 2021

10.7	Amendment No. 3 to Fourth Amended and Restated Flow Servicing Agreement, dated as of September 29, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (ii) the Consolidated Statements of Income for the quarters ended September 30, 2021 and September 30, 2020, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended September 30, 2021 and September 30, 2020, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2021 and September 30, 2020 and (v) the Notes to the Consolidated Financial Statements.

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

 Portions of the exhibit have been redacted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)

Dated: November 4, 2021	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer

Dated: November 4, 2021	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer