Form 10-Q
period 2022-03-31
PennyMac Financial Services, Inc.
filed 2022-05-05
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2022
Common Stock, $0.0001 par value	54,446,602

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2022

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2022.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	changes in prevailing interest rates;

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the corona virus (“COVID-19”);

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity and compliance with financial covenants;

●	our substantial amount of indebtedness;

●	increases in loan delinquencies and defaults;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights (“MSRs”);

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for our clients, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2022	2021

	(in thousands, except share amounts)
ASSETS
Cash	$489,799	$340,069
Short-term investment at fair value	78,006	6,873
Loans held for sale at fair value (includes $5,015,645 and $9,135,577 pledged to creditors)	5,119,234	9,742,483
Derivative assets	225,071	333,695
Servicing advances, net (includes valuation allowance of $88,755 and $120,940; $230,395 and $232,107 pledged to creditors)	616,874	702,160
Mortgage servicing rights at fair value (includes $4,662,515 and $3,856,791 pledged to creditors)	4,707,039	3,878,078
Operating lease right-of-use assets	85,262	89,040
Investment in PennyMac Mortgage Investment Trust at fair value	1,267	1,300
Receivable from PennyMac Mortgage Investment Trust	27,722	40,091
Loans eligible for repurchase	2,721,574	3,026,207
Other (includes $43,803 and $45,294 pledged to creditors)	546,054	616,616
Total assets	$14,617,902	$18,776,612
LIABILITIES
Assets sold under agreements to repurchase	$3,333,444	$7,292,735
Mortgage loan participation purchase and sale agreements	494,396	479,845
Obligations under capital lease	1,396	3,489
Notes payable secured by mortgage servicing assets	1,298,067	1,297,622
Unsecured senior notes	1,777,132	1,776,219
Derivative liabilities	90,837	22,606
Mortgage servicing liabilities at fair value	2,564	2,816
Accounts payable and accrued expenses	371,908	359,413
Operating lease liabilities	106,316	110,003
Payable to PennyMac Mortgage Investment Trust	159,468	228,019
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	30,530	30,530
Income taxes payable	745,873	685,262
Liability for loans eligible for repurchase	2,721,574	3,026,207
Liability for losses under representations and warranties	42,794	43,521
Total liabilities	11,176,299	15,358,287

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 55,341,627 and 56,867,202 shares, respectively	6	6
Additional paid-in capital	—	125,396
Retained earnings	3,441,597	3,292,923
Total stockholders' equity	3,441,603	3,418,325
Total liabilities and stockholders’ equity	$14,617,902	$18,776,612

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2022	2021

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$308,111	$768,589
From PennyMac Mortgage Investment Trust	(9,652)	(14,248)
	298,459	754,341
Loan origination fees:
From non-affiliates	65,516	95,845
From PennyMac Mortgage Investment Trust	2,342	8,192
	67,858	104,037
Fulfillment fees from PennyMac Mortgage Investment Trust	16,754	60,835
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	244,809	210,753
From PennyMac Mortgage Investment Trust	21,088	19,093
Other	25,361	29,599
	291,258	259,445
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	212,911	223,463
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	(1,037)
Mortgage servicing rights hedging results	(217,860)	(442,151)
	(4,949)	(219,725)
Net loan servicing fees	286,309	39,720
Net interest expense:
Interest income:
From non-affiliates	53,882	81,694
From PennyMac Mortgage Investment Trust	—	387
	53,882	82,081
Interest expense:
To non-affiliates	77,307	106,433
To PennyMac Mortgage Investment Trust	—	1,280
	77,307	107,713
Net interest expense	(23,425)	(25,632)
Management fees from PennyMac Mortgage Investment Trust	8,117	8,449
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	2	401
Results of real estate acquired in settlement of loans	543	780
Other	2,887	1,755
Total net revenues	657,504	944,686
Expenses
Compensation	245,547	258,829
Loan origination	75,333	87,392
Technology	34,786	33,672
Marketing and advertising	22,403	6,665
Professional services	20,103	13,286
Occupancy and equipment	9,469	9,038
Servicing	(1,246)	19,183
Other	16,589	10,613
Total expenses	422,984	438,678
Income before provision for income taxes	234,520	506,008
Provision for income taxes	60,927	129,140
Net income	$173,593	$376,868
Earnings per share
Basic	$3.11	$5.45
Diluted	$2.94	$5.15
Weighted average shares outstanding
Basic	55,831	69,113
Diluted	59,129	73,117

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	173,593	173,593
Stock-based compensation	794	—	2,471	—	2,471
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(2,320)	—	(127,918)	(13,494)	(141,412)
Common stock dividend ($0.20 per share)	—	—	—	(11,425)	(11,425)
Balance, March 31, 2022	55,342	$6	$—	$3,441,597	$3,441,603

	Quarter ended March 31, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	376,868	376,868
Stock-based compensation	707	—	4,001	—	4,001
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(4,653)	—	(288,519)	—	(288,519)
Common stock dividend ($0.20 per share)	—	—	—	(14,375)	(14,375)
Balance, March 31, 2021	66,961	$7	$762,585	$2,704,822	$3,467,414

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2022	2021

	(in thousands)
Cash flow from operating activities
Net income	$173,593	$376,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on loans held for sale at fair value	(298,459)	(754,341)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	(212,911)	(222,426)
Mortgage servicing rights hedging results	217,860	442,151
Capitalization of interest and advances on loans held for sale	(1,926)	(90,177)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	1,280
Amortization of debt issuance costs	5,115	7,297
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	33	(365)
Results of real estate acquired in settlement in loans	(543)	(780)
Stock-based compensation expense	9,275	10,877
Reversal of provision for servicing advance losses	(30,735)	(20,536)
Impairment of capitalized software	—	728
Depreciation and amortization	7,011	7,632
Amortization of right-of-use assets	3,778	3,382
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(13,160,768)	(18,420,615)
Origination of loans held for sale	(10,071,516)	(14,314,637)
Purchase of loans held for sale from non-affiliates	(628,769)	(1,443,255)
Purchase of loans from Ginnie Mae securities and early buyout investors	(3,186,214)	(4,355,102)
Sale to non-affiliates and principal payments of loans held for sale	31,267,022	37,268,200
Sale to PennyMac Mortgage Investment Trust of loans held for sale	259,038	—
Repurchase of loans subject to representations and warranties	(17,087)	(17,986)
Decrease in servicing advances	82,438	48,372
Decrease in receivable from PennyMac Mortgage Investment Trust	12,096	14,878
Sale of real estate acquired in settlement of loans	4,422	4,946
Decrease in other assets	14,999	22,912
(Decrease) increase in accounts payable and accrued expenses	(501)	46,896
Decrease in operating lease liabilities	(3,687)	(4,066)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(76,811)	10,696
Increase in income taxes payable	60,611	129,155
Net cash provided by (used in) operating activities	4,427,364	(1,248,016)

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2022	2021

	(in thousands)
Cash flow from investing activities
Increase in short-term investment	(71,133)	(9,633)
Net change in assets purchased from PMT under agreement to resell	—	80,862
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(287,735)	(527,458)
Acquisition of capitalized software	(19,430)	(10,056)
Decrease in margin deposits	213,467	245,505
Purchase of furniture, fixtures, equipment and leasehold improvements	(2,577)	(2,738)
Net cash used in investing activities	(167,408)	(223,518)
Cash flow from financing activities
Sale of assets under agreements to repurchase	24,928,688	35,805,822
Repurchase of assets sold under agreements to repurchase	(28,889,470)	(34,613,141)
Issuance of mortgage loan participation purchase and sale certificates	5,338,287	6,339,539
Repayment of mortgage loan participation purchase and sale certificates	(5,323,593)	(6,342,269)
Repayment of obligations under capital lease	(2,093)	(1,396)
Issuance of unsecured senior notes	—	650,000
Repayment of excess servicing spread financing	—	(134,624)
Payment of debt issuance costs	(2,409)	(13,475)
Issuance of common stock pursuant to exercise of stock options	976	1,670
Payment of withholding taxes relating to stock-based compensation	(7,780)	(8,546)
Payment of dividend to holders of common stock	(11,425)	(14,375)
Repurchase of common stock	(141,412)	(288,519)
Net cash (used in) provided by financing activities	(4,110,231)	1,380,686
Net increase (decrease) in cash and restricted cash	149,725	(90,848)
Cash and restricted cash at beginning of quarter	340,093	532,781
Cash and restricted cash at end of quarter	$489,818	$441,933
Cash and restricted cash at end of quarter are comprised of the following:
Cash	$489,799	$441,870
Restricted cash included in Other assets	19	63
	$489,818	$441,933
Supplemental cash flow information:
Cash paid for interest	$82,305	$112,730
Cash paid (refunds received) for income taxes, net	$316	$(15)
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$616,302	$470,533
Operating right-of-use assets recognized	$—	$3,243
Non-cash financing activities:
Mortgage servicing liabilities resulting from loan sales	$—	$6,962
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$—	$557
Issuance of common stock in settlement of directors' fees	$51	$51

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (“PFSI” or the “Company”) is a holding corporation and its primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). The Company is the managing member of PNMAC, and it operates and controls all of the businesses and consolidates the financial results of PNMAC and its subsidiaries.

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and servicing. PNMAC’s investment management activities and a portion of its loan servicing activities are conducted on behalf of PennyMac Mortgage Investment Trust (“PMT”), a publicly-traded real estate mortgage investment trust that invests primarily in mortgage-related assets. PNMAC’s primary wholly owned subsidiaries are:

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

Note 2—Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2022. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, and change in fair value of investment in and dividends received from PMT) totaled 6% and 9% of total net revenue for the quarters ended March 31, 2022 and 2021, respectively. The Company also purchased 55% and 54% of its newly originated loan production from PMT during the quarters ended March 31, 2022, and 2021, respectively.

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

MSR Recapture

Pursuant to the terms of an MSR recapture agreement by and between the Company and PMT, which was amended and restated for a term of five years effective July 1, 2020, if the Company refinances mortgage loans for which PMT holds the MSRs, the Company is generally required to transfer and convey to PMT cash in an amount equal to:

●	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
●	35% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 15% and up to 30%; and
●	30% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30%.

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured mortgage loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has also agreed to allocate sufficient resources to target a recapture rate of at least 15%.

Fulfillment Services

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
●	$315 multiplied by the number of purchased loans that are sold to Fannie Mae and Freddie Mac up to the and including 16,500 per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus
●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans.

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking services agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before being purchased by the Company.

While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production activities, including recapture, between the Company and PMT:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Net gains on loans held for sale at fair value:
Net losses on loans held for sale to PMT (primarily cash)	$(1,391)	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(8,261)	(14,248)
	$(9,652)	$(14,248)
Sale of loans held for sale to PMT	$259,038	$—

Tax service fees earned from PMT included in Loan origination fees	$2,342	$8,192

Fulfillment fee revenue	$16,754	$60,835
Unpaid principal balance ("UPB") of loans fulfilled for PMT subject to fulfillment fees	$9,769,262	$33,761,841

Sourcing fees included in cost of loans purchased from PMT	$1,296	$1,738
Unpaid principal balance of loans purchased from PMT	$12,747,779	$17,559,575

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs, loans held for sale (prime servicing) and its portfolio of residential mortgage loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	The Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees. The Company may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees associated with its management of REO.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Loan type serviced:
Loans acquired for sale	$264	$543
Loans at fair value	210	137
Mortgage servicing rights	20,614	18,413
	$21,088	$19,093

The Servicing Agreement expires on June 30, 2025.

Investment Management Activities

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with the investment policies that are approved and monitored by its board of trustees, for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Base management	$8,117	$8,449
Performance incentive	—	—
	$8,117	$8,449

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, the Company shall be reimbursed $165,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

PMT is also required to pay its pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets owned or managed by the Company as calculated at each fiscal quarter end.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Reimbursement of:
Common overhead incurred by the Company	$1,864	$571
Compensation	165	165
Expenses incurred on PMT's behalf, net	5,357	1,336
	$7,386	$2,072
Payments and settlements during the quarter (1)	$39,764	$112,741
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest and the fair value of the shares was approximately $1.3 million as of March 31, 2022 and December 31, 2021.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$387
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$2	$401

Financing Activities

Spread Acquisition and MSR Servicing Agreements

The Company has a master spread acquisition and MSR servicing agreement with PMT (the “Spread Acquisition Agreement”) pursuant to which the Company may sell to PMT, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans for Ginnie Mae.

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

Following is a summary of financing activities between the Company and PMT:

Quarter ended
March 31, 2021
(in thousands)
Excess servicing spread financing:
Balance at beginning of quarter	$131,750
Issuance pursuant to recapture agreement	557
Accrual of interest	1,280
Change in fair value	1,037
Repayment	(134,624)
Balance at end of quarter	$—
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$614

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2022	2021

	(in thousands)
Receivable from PMT:
Management fees	$8,117	$8,918
Servicing fees	7,136	6,848
Correspondent production fees	6,633	8,894
Fulfillment fees	2,472	—
Allocated expenses and expenses incurred on PMT's behalf	3,364	15,431
	$27,722	$40,091
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$138,906	$212,066
Other	20,562	15,953
	$159,468	$228,019

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

The Company has recorded $30.5 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2022 and December 31, 2021. The Company did not make any payments under the tax receivable agreement during the quarters ended March 31, 2022 and 2021.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Cash flows:
Sales proceeds	$31,267,022	$37,268,200
Servicing fees received (1)	$204,928	$195,782
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the UPB of the loans sold by the Company in which it maintains continuing involvement in the form of owned servicing obligations:

	March 31,	December 31,
	2022	2021

	(in thousands)
UPB of loans outstanding	$268,886,759	$254,524,015
Delinquencies (1):
30-89 days	$6,219,747	$6,129,597
90 days or more:
Not in foreclosure	$6,565,644	$8,399,299
In foreclosure	$806,337	$715,016
Foreclosed	$4,752	$6,900
Bankruptcy	$1,151,627	$1,039,362
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days	$1,080,136	$1,020,290
90 days or more	2,263,698	2,550,703
	$3,343,834	$3,570,993
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	March 31, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$268,886,759	$—	$268,886,759
Purchased	21,911,132	—	21,911,132
	290,797,891	—	290,797,891
PennyMac Mortgage Investment Trust	—	222,887,371	222,887,371
Loans held for sale	5,125,298	—	5,125,298
	$295,923,189	$222,887,371	$518,810,560
Delinquent loans (1):
30 days	$5,192,271	$982,735	$6,175,006
60 days	1,732,451	231,020	1,963,471
90 days or more:
Not in foreclosure	6,912,067	1,114,616	8,026,683
In foreclosure	894,070	72,250	966,320
Foreclosed	5,301	12,510	17,811
	$14,736,160	$2,413,131	$17,149,291
Bankruptcy	$1,354,884	$129,862	$1,484,746
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$502,603	$95,804	$598,407
60 days	631,453	124,177	755,630
90 days or more	2,337,820	487,985	2,825,805
	$3,471,876	$707,966	$4,179,842
Custodial funds managed by the Company (2)	$7,082,697	$3,293,190	$10,375,887
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2021
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$254,524,015	$—	$254,524,015
Purchased	23,861,358	—	23,861,358
	278,385,373	—	278,385,373
PennyMac Mortgage Investment Trust	—	221,892,142	221,892,142
Loans held for sale	9,430,766	—	9,430,766
	$287,816,139	$221,892,142	$509,708,281
Delinquent loans (1):
30 days	$5,338,545	$974,055	$6,312,600
60 days	1,604,782	190,727	1,795,509
90 days or more:
Not in foreclosure	9,001,137	1,750,628	10,751,765
In foreclosure	829,494	43,793	873,287
Foreclosed	8,017	16,489	24,506
	$16,781,975	$2,975,692	$19,757,667
Bankruptcy	$1,261,980	$133,655	$1,395,635
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$554,161	$81,580	$635,741
60 days	556,990	89,534	646,524
90 days or more	2,732,089	638,703	3,370,792
	$3,843,240	$809,817	$4,653,057
Custodial funds managed by the Company (2)	$8,485,081	$3,823,527	$12,308,608
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2022	2021

	(in thousands)
California	$67,446,975	$67,317,935
Florida	46,603,815	45,222,233
Texas	42,991,482	42,064,686
Virginia	31,980,724	31,442,370
Maryland	24,332,266	23,922,075
All other states	305,455,298	299,738,982
	$518,810,560	$509,708,281

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

Fair Value Accounting Elections

The Company identified its MSRs, its mortgage servicing liabilities (“MSLs”) and all of its non-cash financial assets to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Company has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$78,006	$—	$—	$78,006
Loans held for sale at fair value	—	4,342,644	776,590	5,119,234
Derivative assets:
Interest rate lock commitments	—	—	79,717	79,717
Forward purchase contracts	—	21,152	—	21,152
Forward sales contracts	—	316,856	—	316,856
MBS put options	—	43,543	—	43,543
Put options on interest rate futures purchase contracts	93,220	—	—	93,220
Call options on interest rate futures purchase contracts	1,684	—	—	1,684
Total derivative assets before netting	94,904	381,551	79,717	556,172
Netting	—	—	—	(331,101)
Total derivative assets	94,904	381,551	79,717	225,071
Mortgage servicing rights at fair value	—	—	4,707,039	4,707,039
Investment in PennyMac Mortgage Investment Trust	1,267	—	—	1,267
	$174,177	$4,724,195	$5,563,346	$10,130,617
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$41,818	$41,818
Forward purchase contracts	—	162,584	—	162,584
Forward sales contracts	—	35,283	—	35,283
Put options on interest rate futures sales contracts	6,703	—	—	6,703
Total derivative liabilities before netting	6,703	197,867	41,818	246,388
Netting	—	—	—	(155,551)
Total derivative liabilities	6,703	197,867	41,818	90,837
Mortgage servicing liabilities at fair value	—	—	2,564	2,564
	$6,703	$197,867	$44,382	$93,401

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$6,873	$—	$—	$6,873
Loans held for sale at fair value	—	8,613,607	1,128,876	9,742,483
Derivative assets:
Interest rate lock commitments	—	—	323,473	323,473
Forward purchase contracts	—	20,485	—	20,485
Forward sales contracts	—	40,215	—	40,215
MBS put options	—	7,655	—	7,655
Swaption purchase contracts	—	1,625	—	1,625
Put options on interest rate futures purchase contracts	3,141	—	—	3,141
Call options on interest rate futures purchase contracts	2,078	—	—	2,078
Total derivative assets before netting	5,219	69,980	323,473	398,672
Netting	—	—	—	(64,977)
Total derivative assets	5,219	69,980	323,473	333,695
Mortgage servicing rights at fair value	—	—	3,878,078	3,878,078
Investment in PennyMac Mortgage Investment Trust	1,300	—	—	1,300
	$13,392	$8,683,587	$5,330,427	$13,962,429
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,280	$1,280
Forward purchase contracts	—	18,007	—	18,007
Forward sales contracts	—	35,415	—	35,415
Total derivative liabilities before netting	—	53,422	1,280	54,702
Netting	—	—	—	(32,096)
Total derivative liabilities	—	53,422	1,280	22,606
Mortgage servicing liabilities at fair value	—	—	2,816	2,816
	$—	$53,422	$4,096	$25,422

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended March 31, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	2,134,778	161,309	—	2,296,087
Capitalization of interest and advances	32,111	—	—	32,111
Sales and repayments	(1,134,992)	—	—	(1,134,992)
Mortgage servicing rights resulting from loan sales	—	—	616,302	616,302
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(5,816)	—	—	(5,816)
Other factors	(12,396)	(399,377)	212,659	(199,114)
	(18,212)	(399,377)	212,659	(204,930)
Transfers from Level 3 to Level 2	(1,365,971)	—	—	(1,365,971)
Transfers to loans held for sale	—	(46,226)	—	(46,226)
Balance, March 31, 2022	$776,590	$37,899	$4,707,039	$5,521,528
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2022	$(17,092)	$37,899	$212,659	$233,466
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	March 31, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Mortgage servicing liabilities resulting from loan sales	—
Changes in fair value included in income	(252)
Balance, March 31, 2022	$2,564
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2022	$(252)

	Quarter ended March 31, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	4,156,681	477,933	—	4,634,614
Capitalization of interest and advances	90,165	—	—	90,165
Sales and repayments	(928,901)	—	—	(928,901)
Mortgage servicing rights resulting from loan sales	—	—	470,533	470,533
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	48,154	—	—	48,154
Other factors	—	(179,613)	217,203	37,590
	48,154	(179,613)	217,203	85,744
Transfers from Level 3 to Level 2	(2,839,121)	—	—	(2,839,121)
Transfer to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers to loans held for sale	—	(637,406)	—	(637,406)
Balance, March 31, 2021	$5,202,065	$337,940	$3,268,910	$8,808,915
Changes in fair value recognized during the year relating to assets still held at March 31, 2021	$104,132	$337,940	$217,203	$659,275
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Quarter ended March 31, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Mortgage servicing liabilities resulting from loan sales	—	6,962	6,962
Changes in fair value included in income	1,037	(6,260)	(5,223)
Repayments	(134,624)	—	(134,624)
Balance, March 31, 2021	$—	$46,026	$46,026
Changes in fair value recognized during the year relating to liabilities still outstanding at March 31, 2021	$—	$(6,260)	$(6,260)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2022			2021
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$(107,978)	$—	$(107,978)	$650,119	$—	$650,119
Mortgage servicing rights	—	212,659	212,659	—	217,203	217,203
	$(107,978)	$212,659	$104,681	$650,119	$217,203	$867,322
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$(1,037)	$(1,037)
Mortgage servicing liabilities	—	252	252	—	6,260	6,260
	$—	$252	$252	$—	$5,223	$5,223

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	March 31, 2022			December 31, 2021
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$5,017,595	$5,019,771	$(2,176)	$9,577,398	$9,263,242	$314,156
90 days or more delinquent:
Not in foreclosure	94,097	95,626	(1,529)	153,162	153,875	(713)
In foreclosure	7,542	9,901	(2,359)	11,923	13,649	(1,726)
	$5,119,234	$5,125,298	$(6,064)	$9,742,483	$9,430,766	$311,717

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2022	$—	$—	$796	$796
December 31, 2021	$—	$—	$2,588	$2,588

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Real estate acquired in settlement of loans	$(514)	$(412)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Obligations under capital lease, Notes payable secured by mortgage servicing assets and Unsecured senior notes are carried at amortized cost.

These liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these liabilities other than Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers. The fair value and carrying value of these notes are summarized below:

	March 31, 2022		December 31, 2021
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,300,813	$1,298,067	$1,302,640	$1,297,622
Unsecured senior notes	$1,641,000	$1,777,132	$1,790,375	$1,776,219

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial, investment and credit officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2022	December 31, 2021
Fair value (in thousands)	$776,590	$1,128,876
Key inputs (1):
Discount rate:
Range	2.2% – 9.2%	2.2% – 9.2%
Weighted average	2.4%	2.3%
Twelve-month projected housing price index change:
Range	5.9% – 6.4%	6.1% – 6.5%
Weighted average	6.0%	6.2%
Voluntary prepayment/resale speed (2):
Range	0.3% – 31.6%	0.4% – 30.3%
Weighted average	24.7%	22.0%
Total prepayment speed (3):
Range	0.3% – 41.0%	0.4% – 39.3%
Weighted average	31.3%	28.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment and resale rates.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2022	December 31, 2021
Fair value (in thousands) (1)	$37,899	$322,193
Key inputs (2):
Pull-through rate:
Range	8.0% – 100%	8.0% – 100%
Weighted average	81.4%	78.4%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	(5.5) – 6.8	(8.5) – 6.7
Weighted average	4.3	3.8
Percentage of loan commitment amount
Range	(1.1)% – 3.9%	(1.6)% – 3.6%
Weighted average	1.8%	1.5%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2022	2021

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$616,302	$470,533
Unpaid principal balance of underlying loans	$30,575,969	$34,943,254
Weighted average servicing fee rate (in basis points)	43	34
Key inputs (1):
Pricing spread (2):
Range	5.8% – 16.1%	8.0% – 16.9%
Weighted average	7.5%	9.6%
Annual total prepayment speed (3):
Range	6.0% – 23.4%	6.2% – 12.9%
Weighted average	8.3%	7.8%
Equivalent average life (in years):
Range	3.7 – 8.8	4.1 – 9.0
Weighted average	8.3	8.5
Per-loan annual cost of servicing:
Range	$80 – $177	$81 – $117
Weighted average	$104	$104
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Effective January 1, 2022, the Company applies a pricing spread to the United State Treasury Securities (the “Treasury”) yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve. The change in reference interest rate from LIBOR/swap to Treasury did not have a significant effect on the Company’s fair value measurement of MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2022	December 31, 2021

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 4,707,039	$ 3,878,078
Pool characteristics:
Unpaid principal balance of underlying mortgage loans	$ 290,760,440	$ 278,324,780
Weighted average note interest rate	3.2%	3.2%
Weighted average servicing fee rate (in basis points)	35	34
Key inputs (1):
Pricing spread (2):
Range	4.9% – 15.2%	5.3% – 15.5%
Weighted average	7.3%	7.7%
Effect on fair value of:
5% adverse change	($70,056)	($59,577)
10% adverse change	($138,059)	($117,352)
20% adverse change	($268,237)	($227,791)
Annual total prepayment speed (3):
Range	6.4% – 24.4%	7.9% – 26.7%
Weighted average	8.9%	10.7%
Equivalent average life (in years):
Range	3.4 – 8.7	3.1 – 7.7
Weighted average	7.6	6.8
Effect on fair value of:
5% adverse change	($77,642)	($80,109)
10% adverse change	($152,624)	($157,252)
20% adverse change	($295,139)	($303,259)
Per-loan annual cost of servicing:
Range	$79 – $175	$79 – $197
Weighted average	$107	$108
Effect on fair value of:
5% adverse change	($36,427)	($32,979)
10% adverse change	($72,853)	($65,958)
20% adverse change	($145,706)	($131,916)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar LIBOR/swap curve. The change in reference interest rate from LIBOR/swap to Treasury did not have a significant effect on the Company’s fair value measurement of MSRs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

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

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2022	2021
Fair value (in thousands)	$2,564	$2,816
Pool characteristics:
Unpaid principal balance of underlying mortgage loans (in thousands)	$37,450	$60,593
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Pricing spread (2)	7.1%	6.9%
Annual total prepayment speed (3)	19.0%	19.8%
Equivalent average life (in years)	4.4	4.1
Per-loan annual cost of servicing	$1,352	$1,406
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London LIBOR/swap curve. The change in reference interest rate from LIBOR/swap to Treasury did not have a significant effect on the Company’s fair value measurement of MSLs.

(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	March 31,	December 31,
Loan type	2022	2021

	(in thousands)
Government-insured or guaranteed	$3,388,133	$6,030,518
Conventional conforming	952,908	2,583,089
Jumbo	1,603	—
Purchased from Ginnie Mae pools serviced by the Company	728,189	1,082,444
Repurchased pursuant to representations and warranties	48,401	46,432
	$5,119,234	$9,742,483
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$4,491,903	$8,629,861
Mortgage loan participation purchase and sale agreements	523,742	505,716
	$5,015,645	$9,135,577

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	10,397,958	$79,717	$41,818	14,111,795	$323,473	$1,280
Subject to master netting arrangements (2):
Forward purchase contracts	18,917,891	21,152	162,584	22,007,383	20,485	18,007
Forward sales contracts	27,973,959	316,856	35,283	34,429,676	40,215	35,415
MBS put options	4,300,000	43,543	—	9,550,000	7,655	—
MBS call options	1,000,000	—	—	—	—	—
Put options on interest rate futures purchase contracts	9,480,000	93,220	—	2,450,000	3,141	—
Call options on interest rate futures purchase contracts	1,875,000	1,684	—	1,250,000	2,078	—
Put options on interest rate futures sale contracts	950,000	—	6,703	—	—	—
Swaption purchase contracts	—	—	—	5,375,000	1,625	—
Treasury futures purchase contracts	4,642,500	—	—	1,544,800	—	—
Treasury futures sale contracts	2,471,900	—	—	1,925,000	—	—
Interest rate swap futures purchase contracts	—	—	—	3,010,600	—	—
Interest rate swap futures sale contracts	—	—	—	2,187,200	—	—
Total derivatives before netting		556,172	246,388		398,672	54,702
Netting		(331,101)	(155,551)		(64,977)	(32,096)
		$225,071	$90,837		$333,695	$22,606
Deposits received from derivative counterparties, net		$175,550			$32,881
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of the derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

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

Offsetting of Derivative Assets

Following are summaries of derivative assets and related netting amounts:

	March 31, 2022			December 31, 2021
	Gross	Gross amount	Net amount	Gross	Gross amount	Net amount
	amount of	offset in the	of assets in the	amount of	offset in the	of assets in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	assets	balance sheet	balance sheet	assets	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements - IRLCs	$79,717	$—	$79,717	$323,473	$—	$323,473
Derivatives subject to master netting arrangements:
Forward purchase contracts	21,152	—	21,152	20,485	—	20,485
Forward sale contracts	316,856	—	316,856	40,215	—	40,215
MBS put options	43,543	—	43,543	7,655	—	7,655
Put options on interest rate futures purchase contracts	93,220	—	93,220	3,141	—	3,141
Call options on interest rate futures purchase contracts	1,684	—	1,684	2,078	—	2,078
Swaption purchase contracts	—	—	—	1,625	—	1,625
Netting	—	(331,101)	(331,101)	—	(64,977)	(64,977)
	476,455	(331,101)	145,354	75,199	(64,977)	10,222
	$556,172	$(331,101)	$225,071	$398,672	$(64,977)	$333,695

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	March 31, 2022				December 31, 2021
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$79,717	$—	$—	$79,717	$323,473	$—	$—	$323,473
RJ O'Brien	88,201	—	—	88,201	5,219	—	—	5,219
Citibank, N.A.	20,846	—	—	20,846	—	—	—	—
Bank of America, N.A.	18,896	—	—	18,896	3,005	—	—	3,005
Morgan Stanley Bank, N.A.	15,386	—	—	15,386	—	—	—	—
Others	2,025	—	—	2,025	1,998	—	—	1,998
	$225,071	$—	$—	$225,071	$333,695	$—	$—	$333,695

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase and related netting amounts. Assets sold under agreements to repurchase do not qualify for setoff accounting .

	March 31, 2022			December 31, 2021
			Net			Net
			amount			amount
	Gross	Gross amount	of liabilities	Gross	Gross amount	of liabilities
	amount of	offset in the	in the	amount of	offset in the	in the
	recognized	consolidated	consolidated	recognized	consolidated	consolidated
	liabilities	balance sheet	balance sheet	liabilities	balance sheet	balance sheet

	(in thousands)
Derivatives not subject to master netting arrangements – Interest rate lock commitments	$41,818	$—	$41,818	$1,280	$—	$1,280
Derivatives subject to master netting arrangements:
Forward purchase contracts	162,584	—	162,584	18,007	—	18,007
Forward sale contracts	35,283	—	35,283	35,415	—	35,415
Put options on interest rate futures sale contracts	6,703	—	6,703	—	—	—
Netting	—	(155,551)	(155,551)	—	(32,096)	(32,096)
	204,570	(155,551)	49,019	53,422	(32,096)	21,326
Total derivatives	246,388	(155,551)	90,837	54,702	(32,096)	22,606
Assets sold under agreements to repurchase:
Amount outstanding	3,336,577	—	3,336,577	7,297,360	—	7,297,360
Unamortized debt issuance cost	(3,133)	—	(3,133)	(4,625)	—	(4,625)
	3,333,444	—	3,333,444	7,292,735	—	7,292,735
	$3,579,832	$(155,551)	$3,424,281	$7,347,437	$(32,096)	$7,315,341

Derivative Liabilities, Financial Instruments, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase are secured by sufficient collateral or have fair value that exceeds the liability amount recorded on the consolidated balance sheets.

	March 31, 2022				December 31, 2021
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	pledged	amount	balance sheet	instruments	pledged	amount

	(in thousands)
Interest rate lock commitments	$41,818	$—	$—	$41,818	$1,280	$—	$—	$1,280
Credit Suisse First Boston Mortgage Capital LLC	1,013,486	(1,010,715)	—	2,771	1,974,278	(1,969,670)	—	4,608
Goldman Sachs	625,583	(617,942)	—	7,641	853,147	(850,918)	—	2,229
Barclays Capital	386,318	(368,749)	—	17,569	677,419	(676,685)	—	734
Royal Bank of Canada	313,576	(313,576)	—	—	496,064	(496,064)	—	—
Bank of America, N.A.	261,862	(261,862)	—	—	1,758,690	(1,758,690)	—	—
JPMorgan Chase Bank, N.A.	258,472	(254,369)	—	4,103	300,912	(300,912)	—	—
Wells Fargo Bank, N.A.	195,560	(190,582)	—	4,978	203,779	(200,338)	—	3,441
Morgan Stanley Bank, N.A.	148,898	(148,898)	—	—	299,580	(292,105)	—	7,475
BNP Paribas	98,446	(97,098)	—	1,348	349,172	(349,172)	—	—
Citibank, N.A.	72,786	(72,786)	—	—	403,003	(402,806)	—	197
Nomura	7,801	—	—	7,801
Others	2,808	—	—	2,808	2,642	—	—	2,642
	$3,427,414	$(3,336,577)	$—	$90,837	$7,319,966	$(7,297,360)	$—	$22,606

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2022	2021

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(284,294)	$(339,086)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$700,779	$462,538
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(217,860)	$(442,151)
(1)	Represents net decrease in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Balance at beginning of quarter	$3,878,078	$2,581,174
MSRs resulting from loan sales	616,302	470,533
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	323,928	312,890
Other changes in fair value (2)	(111,269)	(95,687)
Total change in fair value	212,659	217,203
Balance at end of quarter	$4,707,039	$3,268,910
UPB of underlying loans at end of quarter	$290,760,440	$244,367,930

	March 31,	December 31,
	2022	2021

	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$4,662,515	$3,856,791
(1)	Principally reflects changes in pricing spread, annual total prepayment speed, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Balance at beginning of quarter	$2,816	$45,324
Mortgage servicing liabilities resulting from loan sales	—	6,962
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	(138)	6,764
Other changes in fair value (2)	(114)	(13,024)
Total change in fair value	(252)	(6,260)
Balance at end of quarter	$2,564	$46,026
UPB of underlying loans at end of quarter	$37,450	$3,173,793

(1)	Principally reflects changes in expected borrower performance and servicer losses given default. During the quarter ended September 30, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government insured or guaranteed loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Contractual servicing fees	$244,809	$210,753
Other fees:
Late charges	10,117	7,931
Other	4,994	7,854
	$259,920	$226,538

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to ten years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2022	2021

	(dollars in thousands)
Lease expense:
Operating leases	$4,954	$4,366
Short-term leases	219	50
Net lease expense included in Occupancy and equipment	$5,173	$4,416

Other information:
Payments for operating leases	$4,869	$5,036
Operating lease right-of-use assets recognized	$—	$3,243
Period end weighted averages:
Remaining lease term (in years)	5.5	6.2
Discount rate	4.0%	4.1%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2022	$21,893
2023	22,353
2024	22,268
2025	21,255
2026	15,863
Thereafter	16,439
Total lease payments	120,071
Less imputed interest	(13,755)
Operating lease liability	$106,316

Note 11—Other Assets

Other assets are summarized below:

	March 31,	December 31,
	2022	2021

	(in thousands)
Capitalized software, net	$123,908	$109,480
Servicing fees receivable, net	18,683	23,672
Other servicing receivables	76,660	113,820
Prepaid expenses	56,542	64,924
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	36,106	36,632
Margin deposits	35,114	100,482
Furniture, fixtures, equipment and building improvements, net	32,245	31,677
Real estate acquired in settlement of loans	6,984	7,474
Interest receivable	4,882	9,688
Other	154,930	118,767
	$546,054	$616,616
Other assets pledged to secure:
Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$36,106	$36,632
Obligations under capital lease:
Capitalized software, net	3,922	4,546
Furniture, fixture, equipment and building improvements, net	3,775	4,116
	$43,803	$45,294

Note 12—Short-Term Debt

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2022.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Funds Rate (“SOFR”) or LIBOR, as applicable. Loans and participation certificates financed under these agreements may be re-pledged by the lenders.

Fannie Mae MSR Facility

On April 28, 2021, the Company, through PLS, PNMAC, and PFSI Issuer Trust - FMSR, entered into a structured finance transaction, allowing PLS to finance Fannie Mae MSRs and ESS (the “Fannie Mae MSR Facility”). In connection with the Fannie Mae MSR Facility, PLS pledges and/or sells to PFSI Issuer Trust - FMSR participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of a master repurchase agreement, dated as of April 28, 2021, by and between PLS, PFSI Issuer Trust - FMSR and PNMAC (the “FMSR PC Repurchase Agreement”). In return, PFSI Issuer Trust - FMSR (a) has issued to PLS the Series 2021-MSRVF1 Note, dated April 28, 2021, known as the “PFSI ISSUER TRUST - FMSR Collateralized Notes, Series 2021-MSRVF1” (the “FMSR VFN”), and (b) may, from time to time, issue to institutional investors term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs (the “FMSR Term Notes”). The maximum principal balance of the FMSR VFN is $1 billion.

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

The principal amount paid by CSCIB for the FMSR VFN is based upon a percentage of the market value of such FMSR VFN. Upon PLS’s repurchase of the FMSR VFN, PLS is required to repay CSCIB the principal amount relating thereto plus accrued interest (at a rate reflective of the current market based on a spread above SOFR to the date of such repurchase.

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

On July 30, 2021, the Company through two of its indirect, wholly-owned subsidiaries, Issuer Trust and PLS, and its direct wholly-owned subsidiary, PNMAC, entered into agreements to syndicate two existing variable funding note repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The Company entered into (i) an Amended and Restated Series 2016-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, N.A., as a buyer, and PNMAC, as a guarantor (the “Syndicated GMSR Servicing Spread Agreement”), related to the servicing spread; and (ii) an Amended and Restated Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, as a buyer, and PNMAC, as a guarantor (the “Syndicated GMSR SAR Agreement”), related to the servicing advance receivables.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2022	2021

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,722,179	$8,432,579
Weighted average interest rate (1)	2.19%	2.17%
Total interest expense	$23,770	$52,179
Maximum daily amount outstanding	$7,289,147	$10,856,677

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance under committed facilities	$3,014,266	$5,079,581
Unpaid principal balance under uncommitted facilities	322,311	2,217,779
	3,336,577	7,297,360
Unamortized debt issuance costs	(3,133)	(4,625)
	$3,333,444	$7,292,735
Weighted average interest rate	2.17%	1.83%
Available borrowing capacity (2):
Committed	$2,350,734	$285,419
Uncommitted	10,512,689	8,417,221
	$12,863,423	$8,702,640
Fair value of assets securing repurchase agreements:
Loans held for sale	$4,491,903	$8,629,861
Servicing advances (3)	$230,395	$232,107
Mortgage servicing rights (3)	$4,662,515	$3,552,812
Deposits (3)	$36,106	$36,632
Margin deposits (4)	$10,875	$10,875
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $3.7 million and $6.2 million for the quarters ended March 31, 2022 and 2021, respectively.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, and the Term Notes described in Note 13 – Long-Term Debt- Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2022	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,154,865
Over 30 to 90 days	1,712,249
Over 90 to 180 days	358,203
Over 180 days to one year	111,260
Total assets sold under agreements to repurchase	$3,336,577
Weighted average maturity (in months)	2.7

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2022:

		Weighted average
Counterparties	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (1)	$3,112,276	March 31, 2023	March 31, 2023
Bank of America, N.A.	$922,218	June 22, 2022	June 7, 2023
JP Morgan Chase Bank, N.A.	$207,343	June 19, 2022	September 29, 2023
Credit Suisse First Boston Mortgage Capital LLC	$43,561	May 16, 2022	March 31, 2023
Barclays Bank PLC	$34,012	June 13, 2022	November 3, 2022
Goldman Sachs	$19,656	March 31, 2022	December 23, 2022
Royal Bank of Canada	$14,506	July 13, 2022	March 14, 2023
Morgan Stanley Bank, N.A.	$10,214	June 6, 2022	January 3, 2024
BNP Paribas	$3,866	June 15, 2022	July 31, 2023
JP Morgan Chase Bank, N.A.	$2,757	June 4, 2022	June 6, 2023
Wells Fargo Bank, N.A.	$2,259	May 25, 2022	November 17, 2023
Citibank, N.A.	$1,043	June 5, 2022	August 10, 2023
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN, and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2022	2021

	(dollars in thousands)
Average balance	$223,347	$276,561
Weighted average interest rate (1)	1.72%	1.34%
Total interest expense	$1,120	$1,095
Maximum daily amount outstanding	$515,043	$528,844
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 for the quarters ended March 31, 2022 and 2021.

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$494,539	$479,845
Unamortized debt issuance costs	(143)	—
	$494,396	$479,845
Weighted average interest rate	1.83%	1.48%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$523,742	$505,716

Note 13—Long-Term Debt

Obligations Under Capital Lease

The Company has a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matures on June 13, 2022 and bears interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended March 31,
	2022	2021

	(dollars in thousands)
Average balance	$2,791	$11,340
Weighted average interest rate	2.15%	2.13%
Total interest expense	$15	$59
Maximum daily amount outstanding	$3,489	$11,864

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Unpaid principal balance	$1,396	$3,489
Weighted average interest rate	2.43%	2.11%
Assets pledged to secure obligations under capital lease:
Capitalized software	$3,922	$4,546
Furniture, fixtures and equipment	$3,775	$4,116

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

The Company, through the Issuer Trust described in Note 4 – Related Party Transactions—Transactions with PMT—Investing Activities and Note 12—Short-Term Debt—Assets Sold Under Agreements to Repurchase, issued the GMSR GT1 and the GMSR GT2 term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Term Notes rank pari passu with each other and with the VFN issued by the Issuer Trust to PLS and are secured by certain participation certificates relating to Ginnie Mae mortgage servicing assets that are financed pursuant to the GNMA MSR Facility.

Following is a summary of the issued and outstanding Term Notes:

Issuance date	Principal balance	Stated interest rate (1)	Stated maturity date (2)
	(in thousands)	(annual)
February 28, 2018 - (GMSR GT1)	$650,000	2.85%	2/25/2023
August 10, 2018 - (GMSR GT2)	650,000	2.65%	8/25/2023
	$1,300,000
(1)	Spread over one-month LIBOR.

(2)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after the stated maturity.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended March 31,
	2022	2021

	(dollars in thousands)
Average balance	$1,300,000	$1,300,000
Weighted average interest rate (1)	2.95%	2.88%
Total interest expense	$9,909	$9,888
(1)	Excludes the effect of amortization of debt issuance costs totaling $459,000 and $544,000 for the quarters ended March 31, 2022 and 2021, respectively.

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,300,000	$1,300,000
Unamortized debt issuance costs	(1,933)	(2,378)
	$1,298,067	$1,297,622
Weighted average interest rate	3.21%	2.84%
Assets pledged to secure notes payable (1) (2):
Servicing advances	$230,395	$232,107
Mortgage servicing rights	$4,246,586	$3,856,791
Deposits	$36,106	$36,632
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes and the Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

(2)	Beneficial interests in the Fannie Mae MSRs are pledged to the PFSI Issuer Trust - FMSR and serve as the collateral backing the FMSR VFN and any outstanding FMSR Term Notes. The FMSR VFN financing is included in Assets sold under agreements to repurchase and the FMSR Term Note is included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Quarter ended March 31,
	2022	2021

	(dollars in thousands)
Average balance	$1,800,000	$1,003,889
Weighted average interest rate (1)	5.07%	4.91%
Total interest expense	$23,428	$12,670
(1)	Excludes the effect of amortization of debt issuance costs of $913,000 and $347,000 for the quarters ended March 31, 2022 and 2021, respectively.

	March 31,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(22,868)	(23,781)
	$1,777,132	$1,776,219
Weighted average interest rate	5.07%	5.07%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Twelve months ended March 31,
	2023	2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Obligations under capital lease	$1,396	$—	$—	$—	$—	$—	$1,396
Notes payable secured by mortgage servicing assets	650,000	650,000	—	—	—	—	1,300,000
Unsecured senior notes	—	—	—	650,000	—	1,150,000	1,800,000
Total	$651,396	$650,000	$—	$650,000	$—	$1,150,000	$3,101,396

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Balance at beginning of quarter	$43,521	$32,688
Provision for losses:
Resulting from sales of loans	4,054	10,053
Reduction in liability due to change in estimate	(3,169)	(3,685)
Losses incurred, net	(1,612)	(628)
Balance at end of quarter	$42,794	$38,428
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$271,146,169	$220,865,034

Note 15—Income Taxes

The Company’s effective income tax rates were 26.0% and 25.5% for the quarters ended March 31, 2022 and 2021, respectively.

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

On January 7, 2021, PLS received a letter from the CFPB notifying PLS that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against PLS for alleged violations of the Real Estate Settlement Procedures Act and Truth in Lending Act. The CFPB's examination covered the period from March 2015 through September 2016. Should the CFPB commence an action, it may seek restitution, civil monetary penalties, injunctive relief, or other corrective action, the extent of which remains uncertain at this time. Notably, certain of the alleged violations were originally self-identified by PLS and remediated before the CFPB's examination, and all alleged violations were fully remediated as of August 2017. PLS confirmed these remediation actions as well as full restitution to any affected borrowers in its response to the NORA letter submitted on February 8, 2021. While the NORA process remains open and pending at this time, and there can be no assurance as to the nature or extent of any actions taken by the CFPB with regard to these alleged violations, the Company does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial statements or operations.

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $10.4 billion as of March 31, 2022.

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

Note 17—Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended March 31,		Cumulative
	2022	2021	total (1)

	(in thousands)
Shares of common stock repurchased	2,320	4,653	27,394
Cost of shares of common stock repurchased	$141,412	$288,519	$1,452,033
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through March 31, 2022.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
From non-affiliates:
Cash (loss) gains:
Loans	$(944,221)	$82,712
Hedging activities	890,087	736,225
	(54,134)	818,937
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	616,302	463,571
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,054)	(10,053)
Reductions in liability due to change in estimate	3,169	3,685
Changes in fair values of loans and derivatives held at quarter end:
Interest rate lock commitments	(284,294)	(339,086)
Loans	220,430	105,222
Hedging derivatives	(189,308)	(273,687)
	308,111	768,589
From PennyMac Mortgage Investment Trust (1)	(9,652)	(14,248)
	$298,459	$754,341
(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions.

Note 19—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$572	$987
Loans held for sale at fair value	49,113	74,824
Placement fees relating to custodial funds	4,197	5,883
	53,882	81,694
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	387
	53,882	82,081
Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	23,770	52,179
Mortgage loan participation purchase and sale agreements	1,120	1,095
Obligations under capital lease	15	59
Notes payable secured by mortgage servicing assets	9,909	9,888
Unsecured senior notes	23,428	12,670
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	17,479	29,436
Interest on mortgage loan impound deposits	1,586	1,106
	77,307	106,433
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	1,280
	77,307	107,713
	$(23,425)	$(25,632)

Note 20—Stock-based Compensation

As of March 31, 2022, the Company had one stock-based compensation plan. Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	342	310
Stock options	574	249
Time-based RSUs	331	171
Grant date fair value:
Performance-based RSUs	$19,522	$18,234
Stock options	12,138	5,116
Time-based RSUs	18,903	10,064
Total	$50,563	$33,414
Vestings and exercises:
Performance-based RSUs vested	643	640
Stock options exercised	44	88
Time-based RSUs vested	244	305
Compensation expense	$9,275	$10,877

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2022	2021

	(in thousands, except per share amounts)
Net income	$173,593	$376,868

Weighted average basic shares of common stock outstanding	55,831	69,113
Effect of dilutive securities - shares issuable under stock-based compensation plan	3,298	4,004
Weighted average shares of common stock applicable to diluted earnings per share	59,129	73,117
Basic earnings per share	$3.11	$5.45
Diluted earnings per share	$2.94	$5.15

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2022	2021

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	300	120
Time-based RSUs	137	—
Stock options (2)	362	97
Total anti-dilutive units and options	799	217
Weighted average exercise price of anti-dilutive stock options (2)	$57.71	$58.85
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 22—Regulatory Capital and Liquidity Requirements

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2022		December 31, 2021
Agency requirement	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,134,345	$742,308	$5,872,064	$722,040
Ginnie Mae	$5,519,482	$993,886	$5,424,747	$976,303
HUD	$5,519,482	$2,500	$5,424,747	$2,500
Liquidity
Fannie Mae & Freddie Mac	$517,674	$98,496	$316,659	$93,973
Ginnie Mae	$517,674	$227,402	$316,659	$220,577
Adjusted net worth / Total assets ratio
Ginnie Mae	38%	6%	29%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	42%	6%	32%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$221,610	$76,849	$298,459	$—	$298,459
Loan origination fees	67,858	—	67,858	—	67,858
Fulfillment fees from PennyMac Mortgage Investment Trust	16,754	—	16,754	—	16,754
Net loan servicing fees	—	286,309	286,309	—	286,309
Net interest income (expense):		—
Interest income	30,941	22,941	53,882	—	53,882
Interest expense	27,059	50,248	77,307	—	77,307
	3,882	(27,307)	(23,425)	—	(23,425)
Management fees	—	—	—	8,117	8,117
Other	785	616	1,401	2,031	3,432
Total net revenue	310,889	336,467	647,356	10,148	657,504
Expenses	301,619	111,314	412,933	10,051	422,984
Income before provision for income taxes	$9,270	$225,153	$234,423	$97	$234,520
Segment assets at quarter end	$4,905,974	$9,689,282	$14,595,256	$22,646	$14,617,902
(1)	All revenues are from external customers.

	Quarter ended March 31, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$515,963	$238,378	$754,341	$—	$754,341
Loan origination fees	104,037	—	104,037	—	104,037
Fulfillment fees from PennyMac Mortgage Investment Trust	60,835	—	60,835	—	60,835
Net loan servicing fees	—	39,720	39,720	—	39,720
Net interest income (expense):
Interest income	29,531	52,550	82,081	—	82,081
Interest expense	38,072	69,638	107,710	3	107,713
	(8,541)	(17,088)	(25,629)	(3)	(25,632)
Management fees	—	—	—	8,449	8,449
Other	597	1,197	1,794	1,142	2,936
Total net revenue	672,891	262,207	935,098	9,588	944,686
Expenses	309,996	120,463	430,459	8,219	438,678
Income before provision for income taxes	$362,895	$141,744	$504,639	$1,369	$506,008
Segment assets at quarter end	$8,886,460	$22,393,249	$31,279,709	$18,271	$31,297,980
(1)	All revenues are from external customers.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On May 5, 2022, the Company’s board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on May 27, 2022 to common shareholders of record as of May 17, 2022.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the section entitled “Risk Factors” in Part II Item 1A and in our Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PFSI.

Our Company

We are a specialty financial services firm primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably engage in these activities and capitalize on other related opportunities as they arise in the future.

Our primary assets are direct and indirect equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). We are the managing member of PNMAC, and we operate and control all of the businesses and affairs of PNMAC, and consolidate the financial results of PNMAC and its subsidiaries. We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PennyMac Mortgage Investment Trust (“PMT”).
●	The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

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

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management contract with PMT, a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol “PMT”.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2022	2021

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$298,459	$754,341
Loan origination fees	67,858	104,037
Fulfillment fees from PennyMac Mortgage Investment Trust	16,754	60,835
Net loan servicing fees	286,309	39,720
Net interest expense	(23,425)	(25,632)
Management fees	8,117	8,449
Other	3,432	2,936
Total net revenues	657,504	944,686
Expenses:
Compensation	245,547	258,829
Loan origination	75,333	87,392
Technology	34,786	33,672
Servicing	(1,246)	19,183
Other	68,564	39,602
Total expenses	422,984	438,678
Income before provision for income taxes	234,520	506,008
Provision for income taxes	60,927	129,140
Net income	$173,593	$376,868
Earnings per share
Basic	$3.11	$5.45
Diluted	$2.94	$5.15
Annualized return on average stockholders' equity	20.4%	43.4%
Dividend declared per share	$0.20	$0.20
Income before provision for income taxes by segment:
Mortgage banking:
Production	$9,775	$362,895
Servicing	224,647	141,744
Total mortgage banking	234,422	504,639
Investment management	98	1,369
	$234,520	$506,008
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (1)	$168,043	$674,308
During the quarter:
Interest rate lock commitments issued	$25,125,503	$36,118,713
At end of quarter:
Interest rate lock commitments outstanding	$10,397,958	$17,668,145
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$290,797,891	$247,541,723
Loans held for sale	5,125,298	12,959,016
	295,923,189	260,500,739
Subserviced for PMT	222,887,371	188,324,162
	$518,810,560	$448,824,901

Net assets of PennyMac Mortgage Investment Trust	$2,221,938	$2,357,143
Book value per share	$62.19	$51.78
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) net of mortgage servicing liabilities (“MSLs”), due to changes in the valuation inputs we use in our valuation models, increase (decrease) in fair value of excess servicing spread (“ESS”) payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital lease.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Net income	$173,593	$376,868
Provision for income taxes	60,927	129,140
Income before provisions for income taxes	234,520	506,008
Depreciation and amortization	7,011	7,632
Increase in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(324,066)	(306,126)
Increase in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	1,037
Hedging losses associated with MSRs	217,860	442,151
Stock‑based compensation	9,275	10,877
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	23,443	12,729
Adjusted EBITDA	$168,043	$674,308

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve raised the Federal Funds rate in the first quarter of 2022 and is expected to continue to raise interest rates through the year as well as reduce the federal government’s overall portfolio of Treasury and mortgage-backed securities. These resulting mortgage interest rate increases are expected to drive a decline in the size of the mortgage origination market from an estimated $4.4 trillion in 2021 to a current forecast range from $2.6 trillion to $3.1 trillion for 2022 according to leading economists. These lower overall projected mortgage transaction volumes and higher interest rates are expected to drive a decrease in our mortgage production activities and increase competition in the mortgage production business year over year, while also leading to declines in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021. We expect to reduce business expenses to align with the lower projected mortgage production activities for the remainder of the year.

Income Before Provisions for Income Taxes

For the quarter ended March 31, 2022, income before provision for income taxes decreased $271.5 million compared to the same period in 2021. The decrease was primarily due to a $455.9 million decrease in Net gains on loans held for sale at fair value, a $36.2 million decrease in Loan origination fees and a $44.1 million in fulfillment fees from PMT due to lower production volume and gain on sale margins during the quarter ended March 31, 2022 compared to the same period in 2021, partially offset by a $246.6 million increase in Net loan servicing fees reflecting improved hedging results.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect effects of increasing interest rates on both demand for mortgage loans and gain on sale margins during the quarter ended March 31, 2022 compared to the strong demand due to the historically low interest rate environment that prevailed during the same period in 2021.

During the quarter ended March 31, 2022, we recognized Net gains on loans held for sale at fair value totaling $298.5 million, a decrease of $455.9 million compared to the same period in 2021. The decrease was primarily due to a lower production volume, lower gain on sale margins across all production channels and a decrease in redelivery gains as a result of lower EBO loan volume and modifications during the quarter ended March 31, 2022 compared to the same period in 2021.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
From non-affiliates:
Cash gains:
Loans	$(944,221)	$82,712
Hedging activities	890,087	736,225
Total cash gains	(54,134)	818,937
Non-cash gains:
Change in fair value of loans and derivative financial instruments outstanding at end of quarter:
Interest rate lock commitments	(284,294)	(339,086)
Loans	220,430	105,222
Hedging derivatives	(189,308)	(273,687)
	(253,172)	(507,551)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	616,302	463,571
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,054)	(10,053)
Reductions in liability due to change in estimate	3,169	3,685
Total non-cash gains	362,245	(50,348)
Total gains on sale from non-affiliates	308,111	768,589
From PennyMac Mortgage Investment Trust (primarily cash)	(9,652)	(14,248)
	$298,459	$754,341
During the quarter:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed mortgage loans	$17,133,215	$25,146,879
Conventional conforming mortgage loans	7,974,275	10,971,834
Jumbo mortgage loans	18,013	—
	$25,125,503	$36,118,713
By production channel:
Consumer direct	$9,111,513	$13,384,216
Broker direct	3,526,629	5,670,798
Correspondent	12,487,361	17,063,699
	$25,125,503	$36,118,713
At end of quarter:
Loans held for sale at fair value	$5,119,234	$13,385,789
Commitments to fund and purchase loans	$10,397,958	$17,668,145

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

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 206% of our gain on sale of loans held for sale at fair value for the quarter ended March 31, 2022, as compared to 61% for the quarter ended March 31, 2021. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

Interest Rate Lock Commitments, Mortgage Servicing Rights and Mortgage Servicing Liabilities

The methods and key inputs we use to measure and update our measurements of IRLCs, MSRs and MSLs are detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance (“UPB”) of loans sold by us and subject to representation and warranty liability to date represents the maximum exposure to repurchases related to representations and warranties.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.1 million for the quarter ended March 31, 2022 compared to $10.1 million for the quarter ended March 31, 2021. The decrease in the provision relating to current loan sales is primarily attributable to a reduction in loan sales.

We also recorded reductions in the liability of $3.2 million during the quarter ended March 31, 2022 compared to $3.7 million during the quarter ended March 31, 2021. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended March 31,
	2022	2021

	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified at beginning of quarter	$15,079	$13,788
New indemnifications	5,641	2,155
Less indemnified loans sold, repaid or refinanced	779	1,704
Loans indemnified at end of quarter	$19,941	$14,239
Repurchase activity:
Total loans repurchased	$17,529	$17,986
Less:
Loans repurchased by correspondent lenders	7,458	8,689
Loans repaid by borrowers or resold with defects resolved	5,496	2,649
Net loans repurchased with losses chargeable to liability for representations and warranties	$4,575	$6,648
Losses charged to liability for representations and warranties	$1,612	$628

At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$271,146,169	$220,865,034
Liability for representations and warranties	$42,794	$38,428

During the quarter ended March 31, 2022, we repurchased loans totaling $17.5 million. We recorded losses of $1.6 million net of recoveries during the quarter ended March 31, 2022. If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase.

Loan origination fees

Loan origination fees decreased $36.2 million during the quarter ended March 31, 2022 compared to the same period in 2021. The decreases were primarily due to a decrease in the volume of loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees were calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $44.1 million during the quarter ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to a decrease in loan production volume.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Loan servicing fees	$291,258	$259,445
Effects of MSRs and MSLs	(4,949)	(219,725)
Net loan servicing fees	$286,309	$39,720

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Loan servicing fees:
From non-affiliates	$244,809	$210,753
From PennyMac Mortgage Investment Trust	21,088	19,093
Other
Late charges	11,956	8,964
Other	13,405	20,635
	25,361	29,599
	$291,258	$259,445
Average loan servicing portfolio
MSRs and MSLs	$285,217,528	$244,623,917
Subserviced for PMT	$221,886,632	$181,228,135

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

The increases in loan servicing fees from non-affiliates and from PMT for the quarter ended March 31, 2022 was primarily due to growth of our loan servicing portfolio as compared to the same period in 2021. The decreases in other loan servicing fees for the quarter ended March 31, 2022, was primarily due to decreases in fees related to borrower early loan payoffs resulting from the reduction in prepayment activity we experienced in the current rising interest rate environment as compared to the same period in 2021.

Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivatives transactions and, until March 2021, by financing certain of our purchases of MSRs with the sale of a portion of the MSR assets’ cash flows to PMT in the form of ESS.

Change in fair value of MSRs, MSLs and ESS and the related hedging results are summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(111,155)	$(82,663)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	324,066	306,126
	212,911	223,463
Change in fair value of excess servicing spread	—	(1,037)
Hedging results	(217,860)	(442,151)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(4,949)	$(219,725)
Average balances:
Mortgage servicing rights	$4,311,413	$2,931,683
Mortgage servicing liabilities	$2,679	$46,060
Excess servicing spread financing	$—	$87,451
At end of quarter:
Mortgage servicing rights	$4,707,039	$3,268,910
Mortgage servicing liabilities	$2,564	$46,026

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter ended March 31, 2022, realization of cash flows increased primarily due to the growth in our investment in MSRs partially offset by a reduction in the rate at which the MSRs are expected to be realized as a result of slower prepayment expectations in 2022 as compared to 2021.

Other changes in fair value of MSRs increased similarly during both the quarter ended March 31, 2022 and the quarter ended March 31, 2021 due to significant increases in interest rates and resulting decreases in expected future prepayment speeds in each period.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarters ended March 31, 2022 and 2021. The loss from hedging activities decreased during the quarter ended March 31, 2022 compared to the same period in 2021 primarily due to the higher hedging cost as a result of market volatility during the quarter ended March 31, 2021.

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2022	2021

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$268,886,759	$254,524,015
Acquired	21,911,132	23,861,358
	290,797,891	278,385,373
Loans held for sale	5,125,298	9,430,766
	295,923,189	287,816,139
Subserviced for PMT	222,864,324	221,864,120
Total prime servicing	518,787,513	509,680,259
Special servicing subserviced for PMT	23,047	28,022
Total loans serviced	$518,810,560	$509,708,281
Delinquencies:
Owned servicing (1):
30-89 days	$6,924,722	$6,943,327
90 days or more	7,811,438	9,838,648
	$14,736,160	$16,781,975
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,134,056	$1,111,151
90 days or more	2,337,820	2,732,089
	$3,471,876	$3,843,240
Subserviced for PMT (1):
30-89 days	$1,213,755	$1,164,782
90 days or more	1,199,376	1,810,910
	$2,413,131	$2,975,692
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$219,981	$171,114
90 days or more	487,985	638,703
	$707,966	$809,817
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Net Interest expense

Net interest expense decreased $2.2 million during the quarter ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to:

●	a decrease in placement fees we receive relating to custodial funds that we manage due to lower average balances of custodial funds held, partially offset by increased earning rates;
●	a decrease in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of decreased borrower refinancing activity due to the higher interest rate environment; partially offset by
●	an increase in interest on unsecured senior notes.

Management fees from PennyMac Mortgage Investment Trust

Management fees decreased $332,000 during the quarter ended March 31, 2022 compared to the same period in 2021. The decrease was due to the decrease in PMT’s average shareholders’ equity, upon which its base management fees are based. We did not earn performance incentive fees during the quarters ended March 31, 2022 or 2021.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Salaries and wages	$147,144	$143,700
Incentive compensation	54,298	72,655
Taxes and benefits	34,830	31,597
Stock and unit-based compensation	9,275	10,877
	$245,547	$258,829
Head count:
Average	6,924	6,882
Quarter end	6,308	7,075

Compensation expense decreased $13.3 million during the quarter ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to decreased incentive compensation accruals due to reduced achievement of profitability targets.

Loan origination

Loan origination expense decreased $12.1 million during the quarter ended March 31, 2022 compared to the same period in 2021. The decrease was primarily due to decreased lending activities during the quarter ended March 31, 2022 compared to the same period during 2021.

Servicing

Servicing expenses decreased $20.4 million during the quarter ended March 31, 2022 compared to the same period in 2021. This decrease in servicing expenses was primarily due to a larger reversal of the provision for estimated servicing advance losses recorded in prior periods during the quarter ended March 31, 2022. The reduction reflects the recent improvements in the performance of our servicing portfolio.

Marketing and advertising

Marketing and advertising expense increased $15.7 million during the quarter ended March 31, 2022 compared to the same period in 2021. The increase is primarily attributable to our new brand marketing campaign and increased marketing expenses for consumer direct lending.

Professional services

Professional expenses increased $6.8 million during the quarter ended March 31, 2022 compared to the same period in 2021. The increase was primarily due to increases in legal fees and consulting fees related to our investments in technology infrastructure.

Provision for Income Taxes

Our effective income tax rate was 26.0% during the quarter ended March 31, 2022 compared to 25.5% during the same period in 2021.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2022	2021

	(in thousands)
ASSETS
Cash and short-term investments	$567,805	$346,942
Loans held for sale at fair value	5,119,234	9,742,483
Derivative assets	225,071	333,695
Servicing advances, net	616,874	702,160
Investments in and advances to affiliates	28,989	41,391
Mortgage servicing rights	4,707,039	3,878,078
Loans eligible for repurchase	2,721,574	3,026,207
Other	631,316	705,656
Total assets	$14,617,902	$18,776,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$3,827,840	$7,772,580
Long-term debt	3,076,595	3,077,330
	6,904,435	10,849,910
Liability for loans eligible for repurchase	2,721,574	3,026,207
Income taxes payable	745,873	685,262
Other	804,417	796,908
Total liabilities	11,176,299	15,358,287
Stockholders' equity	3,441,603	3,418,325
Total liabilities and stockholders' equity	$14,617,902	$18,776,612
Leverage ratio:
Total debt / Stockholders' equity	2.0	3.2
Total debt / Tangible stockholders' equity	2.1	3.3

Total assets decreased $4.2 billion from $18.8 billion at December 31, 2021 to $14.6 billion at March 31, 2022. The decrease was primarily due to decreases of $4.6 billion in loans held for sale at fair value and $304.6 million in loans eligible for repurchase, partially offset by an increase of $829.0 million in MSRs. The decrease in loans held for sale at fair value was primarily due to lower origination volume during the quarter ended March 31, 2022.

Total liabilities decreased $4.2 billion from $15.4 billion at December 31, 2021 to $11.2 billion at March 31, 2022. The decrease was primarily due to a decrease of $3.9 billion in short-term debt, reflecting decreased borrowing requirements relating to our inventory of loans held for sale.

Cash Flows

Our cash flows are summarized below:

	Quarter ended March 31,
	2022	2021	Change

	(in thousands)
Operating	$4,427,364	$(1,248,016)	$5,675,380
Investing	(167,408)	(223,518)	56,110
Financing	(4,110,231)	1,380,686	(5,490,917)
Net increase (decrease) in cash and restricted cash	$149,725	$(90,848)	$240,573

Our cash flows resulted in a net increase in cash and restricted cash of $149.7 million during the quarter ended March 31, 2022 as discussed below.

Operating activities

Net cash provided by operating activities totaled $4.4 billion during the quarter ended March 31, 2022 compared with net cash used in operating activities of $1.2 billion during the same period in 2021. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans as shown below:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Cash flows from:
Loans held for sale	$4,461,706	$(1,283,395)
Other operating sources	(34,342)	35,379
	$4,427,364	$(1,248,016)

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2022 totaled $167.4 million, primarily due to $287.7 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $71.1 million increase in short-term investment, partially offset by a $213.5 million decrease in margin deposits. Net cash used in investing activities during the quarter ended March 31, 2021 totaled $223.5 million, primarily due to $527.5 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $245.5 million decrease in margin deposits.

Financing activities

Net cash used in financing activities totaled $4.1 billion during the quarter ended March 31, 2022, primarily due to a decrease of $3.9 billion in borrowings and $141.4 million of common stock repurchases. The reduction in borrowings reflects reduced inventory of loans held for sale. Net cash provided by financing activities totaled $1.4 billion during the quarter ended March 31, 2021, primarily due to an increase of $1.8 billion in borrowings to finance the growth in our loans held for sale, partially offset by $288.5 million of repurchase of our common stock and $134.6 million of repayment of ESS financing.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings and proceeds from and issuance of equity or debt offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

The effect of the COVID-19 pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the COVID-19 pandemic please also see the section entitled “Risk Factors” in Part II. Item 1A. and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

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

During the quarter ended March 31, 2022, we purchased $2.1 billion in UPB of EBO loans from our Ginnie Mae MSR portfolio. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency, we have the option to re-deliver the cured loan into another Ginnie Mae guaranteed security. Depending on the method used to cure a borrower delinquency, the Ginnie Mae program may require at least a six month period of timely borrower payments before we are able to re-deliver the loan. Therefore, regardless of whether we cure or settle the repurchased loan, our investment in the EBO loans may require a substantial holding period. We have financed our EBO purchases by expanding our borrowing capacity under existing facilities and by procuring a dedicated EBO repurchase agreement facility.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for advances with terms ranging from 30 days to 364 days. Because a significant portion of our current debt facilities consist of short-term debt, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2022	2021

	(in thousands)
Average balance	$3,722,179	$8,432,579
Maximum daily balance	$7,289,147	$10,856,677
Balance at quarter end	$3,336,577	$10,856,677

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

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through March 31, 2022, we have repurchased approximately $1.5 billion of common shares under our stock repurchase program.

We continue to explore a variety of means of financing our business, including debt financing through bank warehouse lines of credit, bank loans, repurchase agreements, securitization transactions and corporate debt. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or whether such efforts will be successful.

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2022, we have not entered into any off-balance sheet arrangements.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through short-term borrowings with major financial institutions in the form of sales of assets under agreements to repurchase and mortgage loan participation purchase and sale agreements. We access the capital market for long-term debt through the issuance of secured term notes and unsecured senior notes and we have an outstanding long term capital lease. The issuer under our secured term note facilities is PLS or a wholly-owned issuer trust guaranteed by PNMAC. In addition, we have issued unsecured senior notes guaranteed by certain of our restricted wholly-owned domestic subsidiaries.

Under the terms of these financing agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2022, we believe we were in compliance in all material respects with these covenants.

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

The Company issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers in 2020 and 2021 under Rule 144A of the Securities Act of 1933, as amended. The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes, as described further above in “Liquidity and Capital Resources.” We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of March 31, 2022.

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$960,715	$4,950,000	$1,950,000	March 31, 2023
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (3)	$100,000	$100,000	$100,000	March 31, 2023
Goldman Sachs Bank USA	$617,942	$1,000,000	$500,000	December 23, 2022
Barclays Bank PLC	$368,749	$750,000	$375,000	November 3, 2022
Royal Bank of Canada	$313,576	$1,000,000	$450,000	March 14, 2023
Bank of America, N.A.	$261,862	$1,800,000	$540,000	June 7, 2023
Wells Fargo Bank, N.A.	$190,582	$500,000	$200,000	November 17, 2023
JPMorgan Chase Bank, N.A.	$169,337	$3,000,000	$—	September 29, 2023
Morgan Stanley Bank, N.A.	$148,898	$800,000	$300,000	January 3, 2024
BNP Paribas	$97,098	$600,000	$300,000	July 31, 2023
JPMorgan Chase Bank, N.A.	$85,032	$750,000	$50,000	June 6, 2023
Citibank, N.A.	$22,786	$950,000	$600,000	April 26, 2024
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$494,539	$550,000	$—	June 8, 2022
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
Obligations under capital lease
Banc of America Leasing and Capital LLC	$1,396	$25,000	$—	June 13, 2022
(1)	Outstanding indebtedness as of March 31, 2022.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The $100 million is borrowed from CSFB and Citibank, N.A. under a sale of a VFN under an agreement to repurchase up to a maximum of $500 million secured by Ginnie Mae MSRs. No borrowing is outstanding from CSFB and Citibank, N.A. under a sale of the GMSR Servicing Advance Notes under an agreement to repurchase up to a maximum of $600 million. Maximum amounts borrowed under both agreements to repurchase may be reduced by amounts utilized under other debt agreements with CSFB and Citibank N.A.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2022:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (1)	$3,112,276	March 31, 2023	March 31, 2023
Bank of America, N.A.	$922,218	June 22, 2022	June 7, 2023
JP Morgan Chase Bank, N.A.	$207,343	June 19, 2022	September 29, 2023
Credit Suisse First Boston Mortgage Capital LLC (2)	$43,561	May 16, 2022	March 31, 2023
Barclays Bank PLC	$34,012	June 13, 2022	November 3, 2022
Goldman Sachs	$19,656	March 31, 2022	December 23, 2022
Royal Bank of Canada	$14,506	July 13, 2022	March 14, 2023
Morgan Stanley Bank, N.A.	$10,214	June 6, 2022	January 3, 2024
BNP Paribas	$3,866	June 15, 2022	July 31, 2023
JP Morgan Chase Bank, N.A.	$2,757	June 4, 2022	June 6, 2023
Wells Fargo Bank, N.A.	$2,259	May 25, 2022	November 17, 2023
Citibank, N.A. (2)	$1,043	June 5, 2022	August 10, 2023
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facilities with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. are in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between March 31, 2022 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Debt to the accompanying consolidated financial statements.

Critical Accounting Estimates

Preparation of financial statements in compliance with GAAP requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require us to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

In general, rising interest rates negatively affect the fair value of our IRLCs and inventory of mortgage loans held for sale and positively affect the fair value of our MSRs. Changes in interest rates significantly influence the prepayment speeds of the loans underlying our investments in MSRs, which can have a significant effect on their fair values. Changes in interest rate are most prominently reflected in the prepayment speeds of the loans underlying our investments in MSRs and the discount rate used in their valuation.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently much of our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized these assets and liabilities when we measure fair value as of the end of each reporting period, the carrying value of these assets and liabilities will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will decrease our estimates of the fair value of the MSRs, thereby reducing net servicing income, partially offset by the beneficial effect on net servicing income of a corresponding reduction in the fair value of our MSLs.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2022, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Pricing spread	$302,581	$146,626	$72,197	$(70,056)	$(138,059)	$(268,237)
Prepayment speed	$340,241	$163,856	$80,447	$(77,642)	$(152,624)	$(295,139)
Annual per-loan cost of servicing	$145,706	$72,853	$36,427	$(36,427)	$(72,853)	$(145,706)

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company. See Note 16 — Commitments and Contingencies, to the financial statements contained in this report for a discussion of legal proceedings that are incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2022.

The following table summarizes information about our stock repurchase during the quarter ended March 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2022 – January 31, 2022	847,780	$66.03	847,780	$633,396,266
February 1, 2022 – February 28, 2022	928,128	$59.15	928,128	$578,494,996
March 1, 2022 – March 31, 2022	543,632	$56.15	543,632	$547,967,381
Total	2,319,540	$60.97	2,319,540	$547,967,381
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)

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

10.1

Omnibus SOFR Amendment No. 6 to Series 2016-MSRVF1 Indenture Supplement, Amendment No. 4 to Series 2020-SPIADVF1 Indenture Supplement, Omnibus Amendment No. 1 to Series 2016-MBSADV1 Indenture Supplement and Series 2021-MBSADVF1 Indenture Supplement, dated as of February 10, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (ii) the Consolidated Statements of Operation for the quarter ended March 31, 2022 and March 31, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2022 and March 31, 2021, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2022 and March 31, 2021 and (v) the Notes to the Consolidated Financial Statements.

*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: May 5, 2022	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2022	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)