Form 10-Q
period 2022-06-30
PennyMac Financial Services, Inc.
filed 2022-08-05
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2022
Common Stock, $0.0001 par value	52,464,912

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2022

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

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

●	projections of our revenues, income, earnings per share, capital structure or other financial items;
●	descriptions of our plans or objectives for future operations, products or services;
●	forecasts of our future economic performance, interest rates, profit margins and prepayment rates; and
●	descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2022	2021

	(in thousands, except share amounts)
ASSETS
Cash	$1,415,396	$340,069
Short-term investment at fair value	4,961	6,873
Loans held for sale at fair value (includes $3,270,508 and $9,135,577 pledged to creditors)	3,586,810	9,742,483
Derivative assets	103,901	333,695
Servicing advances, net (includes valuation allowance of $66,143 and $120,940; $279,664 and $232,107 pledged to creditors)	570,822	702,160
Mortgage servicing rights at fair value (includes $5,163,544 and $3,856,791 pledged to creditors)	5,217,167	3,878,078
Operating lease right-of-use assets	82,078	89,040
Investment in PennyMac Mortgage Investment Trust at fair value	1,037	1,300
Receivable from PennyMac Mortgage Investment Trust	43,234	40,091
Loans eligible for repurchase	2,778,768	3,026,207
Other (includes $25,547 and $45,294 pledged to creditors)	468,081	616,616
Total assets	$14,272,255	$18,776,612
LIABILITIES
Assets sold under agreements to repurchase	$2,441,816	$7,292,735
Mortgage loan participation purchase and sale agreements	502,116	479,845
Obligations under capital lease	—	3,489
Notes payable secured by mortgage servicing assets	1,793,260	1,297,622
Unsecured senior notes	1,778,055	1,776,219
Derivative liabilities	42,702	22,606
Mortgage servicing liabilities at fair value	2,337	2,816
Accounts payable and accrued expenses	317,998	359,413
Operating lease liabilities	102,756	110,003
Payable to PennyMac Mortgage Investment Trust	98,991	228,019
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	27,014	30,530
Income taxes payable	885,721	685,262
Liability for loans eligible for repurchase	2,778,768	3,026,207
Liability for losses under representations and warranties	39,336	43,521
Total liabilities	10,810,870	15,358,287

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 52,938,854 and 56,867,202 shares, respectively	5	6
Additional paid-in capital	—	125,396
Retained earnings	3,461,380	3,292,923
Total stockholders' equity	3,461,385	3,418,325
Total liabilities and stockholders' equity	$14,272,255	$18,776,612

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$227,319	$594,196	$535,430	$1,362,785
From PennyMac Mortgage Investment Trust	(4,752)	(11,548)	(14,404)	(25,796)
	222,567	582,648	521,026	1,336,989
Loan origination fees:
From non-affiliates	37,541	90,163	103,057	186,008
From PennyMac Mortgage Investment Trust	2,404	7,128	4,746	15,320
	39,945	97,291	107,803	201,328
Fulfillment fees from PennyMac Mortgage Investment Trust	20,646	54,020	37,400	114,855
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	259,338	208,275	504,147	419,028
From PennyMac Mortgage Investment Trust	20,335	20,015	41,423	39,108
Other	22,677	31,731	48,038	61,330
	302,350	260,021	593,608	519,466
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	112,102	(336,268)	325,013	(112,805)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	—	—	(1,037)
Mortgage servicing rights hedging results	(176,005)	91,118	(393,865)	(351,033)
	(63,903)	(245,150)	(68,852)	(464,875)
Net loan servicing fees	238,447	14,871	524,756	54,591
Net interest expense:
Interest income:
From non-affiliates	49,864	80,797	103,746	162,491
From PennyMac Mortgage Investment Trust	—	—	—	387
	49,864	80,797	103,746	162,878
Interest expense:
To non-affiliates	71,127	102,431	148,434	208,864
To PennyMac Mortgage Investment Trust	—	—	—	1,280
	71,127	102,431	148,434	210,144
Net interest expense	(21,263)	(21,634)	(44,688)	(47,266)
Management fees from PennyMac Mortgage Investment Trust	7,910	11,913	16,027	20,362
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(194)	144	(192)	545
Results of real estate acquired in settlement of loans	810	540	1,353	1,320
Other	2,647	2,459	5,534	4,214
Total net revenues	511,515	742,252	1,169,019	1,686,938
Expenses
Compensation	198,192	265,067	443,739	523,896
Loan origination	44,931	75,675	120,264	163,067
Technology	34,621	34,236	69,407	67,908
Professional services	20,793	24,834	40,896	38,120
Marketing and advertising	13,007	10,213	35,410	16,878
Occupancy and equipment	9,371	9,029	18,840	18,067
Servicing	3,051	31,290	1,805	50,473
Other	10,023	12,393	26,612	23,006
Total expenses	333,989	462,737	756,973	901,415
Income before provision for income taxes	177,526	279,515	412,046	785,523
Provision for income taxes	48,363	75,286	109,290	204,426
Net income	$129,163	$204,229	$302,756	$581,097
Earnings per share
Basic	$2.38	$3.10	$5.51	$8.61
Diluted	$2.28	$2.94	$5.23	$8.16
Weighted average shares outstanding
Basic	54,167	65,890	54,995	67,493
Diluted	56,642	69,399	57,892	71,248

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2022	55,342	$6	$—	$3,441,597	$3,441,603
Net income	—	—	—	129,163	129,163
Stock-based compensation	23	—	15,352	—	15,352
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(2,427)	(1)	(15,403)	(98,241)	(113,645)
Common stock dividend ($0.20 per share)	—	—	—	(11,139)	(11,139)
Balance, June 30, 2022	52,939	$5	$—	$3,461,380	$3,461,385

	Quarter ended June 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2021	66,961	$7	$762,585	$2,704,822	$3,467,414
Net income	—	—	—	204,229	204,229
Stock-based compensation	96	—	10,621	—	10,621
Issuance of common stock in settlement of directors' fees	1	—	50	—	50
Repurchase of common stock	(2,574)	(1)	(154,919)	—	(154,920)
Common stock dividend ($0.20 per share)	—	—	—	(13,565)	(13,565)
Balance, June 30, 2021	64,484	$6	$618,337	$2,895,486	$3,513,829

	Six months ended June 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	302,756	302,756
Stock-based compensation	817	—	17,823	—	17,823
Issuance of common stock in settlement of directors' fees	2	—	102	—	102
Repurchase of common stock	(4,747)	(1)	(143,321)	(111,735)	(255,057)
Common stock dividends ($0.40 per share)	—	—	—	(22,564)	(22,564)
Balance, June 30, 2022	52,939	$5	$—	$3,461,380	$3,461,385

	Six months ended June 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	581,097	581,097
Stock-based compensation	803	—	14,622	—	14,622
Issuance of common stock in settlement of directors' fees	2	—	101	—	101
Repurchase of common stock	(7,227)	(1)	(443,438)	—	(443,439)
Common stock dividends ($0.40 per share)	—	—	—	(27,940)	(27,940)
Balance, June 30, 2021	64,484	$6	$618,337	$2,895,486	$3,513,829

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2022	2021

	(in thousands)
Cash flow from operating activities
Net income	$302,756	$581,097
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on loans held for sale at fair value	(521,026)	(1,336,989)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	(325,013)	113,842
Mortgage servicing rights hedging results	393,865	351,033
Capitalization of interest and advances on loans held for sale	(2,817)	(1,925)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	1,280
Amortization of debt issuance costs	10,133	13,977
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	263	(475)
Results of real estate acquired in settlement in loans	(1,353)	(1,320)
Stock-based compensation expense	24,223	19,771
Reversal of provision for servicing advance losses	(51,293)	(33,590)
Impairment of capitalized software	—	728
Depreciation and amortization	14,375	14,967
Amortization of right-of-use assets	7,755	6,918
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(23,982,890)	(35,474,697)
Origination of loans held for sale	(15,128,696)	(27,731,285)
Purchase of loans held for sale from non-affiliates	(1,215,388)	(2,664,336)
Purchase of loans from Ginnie Mae securities and early buyout investors	(4,752,678)	(11,562,768)
Sale to non-affiliates and principal payments of loans held for sale	50,841,788	79,007,900
Sale of loans held for sale to PennyMac Mortgage Investment Trust	298,862	—
Repurchase of loans subject to representations and warranties	(45,176)	(43,914)
Decrease in servicing advances	128,940	12,543
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(3,998)	18,058
Sale of real estate acquired in settlement of loans	9,937	9,503
Decrease in other assets	134,692	63,006
(Decrease) increase in accounts payable and accrued expenses	(54,033)	61,121
Decrease in operating lease liabilities	(8,040)	(8,265)
Decrease in payable to PennyMac Mortgage Investment Trust	(140,615)	(28,584)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(3,516)	(3,350)
Increase (decrease) in income taxes payable	200,459	(52,648)
Net cash provided by operating activities	6,131,516	1,331,598

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2022	2021

	(in thousands)
Cash flow from investing activities
Decrease in short-term investment	1,912	11,497
Net change in assets purchased from PMT under agreement to resell	—	80,862
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(574,109)	(345,621)
Acquisition of capitalized software	(39,267)	(21,594)
Decrease in margin deposits	188,176	134,666
Purchase of furniture, fixtures, equipment and leasehold improvements	(4,089)	(5,049)
Net cash used in investing activities	(427,377)	(145,239)
Cash flow from financing activities
Sale of assets under agreements to repurchase	42,087,498	69,437,269
Repurchase of assets sold under agreements to repurchase	(46,938,843)	(70,839,012)
Issuance of mortgage loan participation purchase and sale certificates	9,556,801	12,508,356
Repayment of mortgage loan participation purchase and sale certificates	(9,533,871)	(12,517,580)
Repayment of obligations under capital lease	(3,489)	(4,187)
Issuance of notes payable secured by mortgage servicing assets	500,000	—
Issuance of unsecured senior notes	—	650,000
Repayment of excess servicing spread financing	—	(134,624)
Payment of debt issuance costs	(12,892)	(18,648)
Issuance of common stock pursuant to exercise of stock options	1,380	3,397
Payment of withholding taxes relating to stock-based compensation	(7,780)	(8,546)
Payment of dividend to holders of common stock	(22,564)	(27,940)
Repurchase of common stock	(255,057)	(443,439)
Net cash used in financing activities	(4,628,817)	(1,394,954)
Net increase (decrease) in cash and restricted cash	1,075,322	(208,595)
Cash and restricted cash at beginning of period	340,093	532,781
Cash and restricted cash at end of period	$1,415,415	$324,186
Cash and restricted cash at end of period are comprised of the following:
Cash	$1,415,396	$324,158
Restricted cash included in Other assets	19	28
	$1,415,415	$324,186
Supplemental cash flow information:
Cash paid for interest	$154,745	$208,015
Cash (refunds received) paid for income taxes, net	$(91,169)	$257,074
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$1,014,555	$953,895
Operating right-of-use assets recognized	$793	$7,813
Non-cash financing activities:
Mortgage servicing liabilities resulting from loan sales	$—	$64,383
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$—	$557
Issuance of common stock in settlement of directors' fees	$102	$101

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (“PFSI,” or the “Company”) is a holding corporation and its primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). The Company is the managing member of PNMAC, and it operates and controls all of the businesses and consolidates the financial results of PNMAC and its subsidiaries.

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

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration (“FHA”) Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the U.S. Department of Veterans Affairs (“VA”) and U.S. Department of Agriculture (“USDA”) (each of the above an “Agency” and collectively the “Agencies”).

●	PNMAC Capital Management, LLC (“PCM”)— a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income to be anticipated for the full year ending December 31, 2022. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations received from PMT) totaled 9% and 11% of total net revenue for the quarters ended June 30, 2022 and 2021, respectively, and 8% and 10% for the six months ended June 30, 2022 and 2021, respectively. The Company also purchased 66% and 54% of its newly originated loan production from PMT during the quarters ended June 30, 2022 and 2021, respectively, and 59% and 54% during the six months ended June 30, 2022 and 2021, respectively.

Note 4—Related Party Transactions

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights (“MSRs”) Recapture

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

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, under the mortgage banking services agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and a sourcing fee ranging from one to two basis points, generally based on the average number of calendar days the loans are held by PMT before being purchased by the Company.

While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production activities, including recapture, between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net gains on loans held for sale at fair value:
Net losses on loans held for sale to PMT (primarily cash)	$(1,429)	$—	$(2,820)	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(3,323)	(11,548)	(11,584)	(25,796)
	$(4,752)	$(11,548)	$(14,404)	$(25,796)
Sale of loans held for sale to PMT	$39,824	$—	$298,862	$—

Tax service fees earned from PMT included in Loan origination fees	$2,404	$7,128	$4,746	$15,320

Fulfillment fee revenue	$20,646	$54,020	$37,400	$114,855
Unpaid principal balance ("UPB") of loans fulfilled for PMT subject to fulfillment fees	$10,323,700	$30,479,292	$20,092,962	$64,241,132

Sourcing fees included in cost of loans purchased from PMT	$1,063	$1,630	$2,359	$3,368
Unpaid principal balance of loans purchased from PMT	$10,634,209	$16,297,216	$23,381,988	$33,856,791

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and loans held for sale (prime servicing) and its portfolio of residential mortgage loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT. These include boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

●	The Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing (Distressed loans)

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees. The Company may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees associated with its management of REO.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Loan type serviced:
Loans acquired for sale	$258	$630	$522	$1,173
Loans at fair value	106	80	316	217
Mortgage servicing rights	19,971	19,305	40,585	37,718
	$20,335	$20,015	$41,423	$39,108

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Base management	$7,910	$8,648	$16,027	$17,097
Performance incentive	—	3,265	—	3,265
	$7,910	$11,913	$16,027	$20,362

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, the Company is reimbursed $165,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by the Company or its affiliates.

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$2,834	$7,804	$8,191	$9,140
Common overhead incurred by the Company	1,809	1,268	3,673	1,839
Compensation	165	165	330	330
	$4,808	$9,237	$12,194	$11,309
Payments and settlements during the period (1)	$29,562	$74,441	$69,326	$187,182
(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PMT.

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

PMT Common Stock

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$—	$—	$387
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$(194)	$144	$(192)	$545

	June 30,	December 31,
	2022	2021

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,037	$1,300
Number of shares	75	75

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

During the six months ended June 30, 2021, the Company repaid its outstanding ESS financing through the repurchase of the ESS from PMT.

Following is a summary of financing activities between the Company and PMT:

Six months ended
June 30, 2021
(in thousands)
Excess servicing spread financing:
Balance at beginning of period	$131,750
Issuance pursuant to recapture agreement	557
Accrual of interest	1,280
Change in fair value	1,037
Repayment	(134,624)
Balance at end of period	$—
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$614

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2022	2021

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$12,053	$15,431
Fulfillment fees	10,511	—
Management fees	7,910	8,918
Servicing fees	6,725	6,848
Correspondent production fees	6,035	8,894
	$43,234	$40,091
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$95,409	$212,066
Other	3,582	15,953
	$98,991	$228,019

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

The Company has recorded $27.0 million and $30.5 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2022 and December 31, 2021, respectively. The Company made $3.5 million of payments under the tax receivable agreement during the quarter and six months ended June 30, 2022 and made $3.4 million of payments during the quarter and six months ended June 30, 2021.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Cash flows:
Sales proceeds	$19,574,766	$41,739,700	$50,841,788	$79,007,900
Servicing fees received (1)	$228,834	$201,866	$433,762	$397,648
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the UPB of the loans sold by the Company in transactions when it maintains continuing involvement with the loans as servicer:

	June 30,	December 31,
	2022	2021

	(in thousands)
UPB of loans outstanding	$276,627,961	$254,524,015
Delinquencies (1):
30-89 days	$8,229,868	$6,129,597
90 days or more:
Not in foreclosure	$4,937,553	$8,399,299
In foreclosure	$761,684	$715,016
Foreclosed	$6,809	$6,900
Bankruptcy	$1,127,843	$1,039,362
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days	$1,186,431	$1,020,290
90 days or more	2,346,059	2,550,703
	$3,532,490	$3,570,993
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	June 30, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$276,627,961	$—	$276,627,961
Purchased	20,683,203	—	20,683,203
	297,311,164	—	297,311,164
PennyMac Mortgage Investment Trust	—	226,388,582	226,388,582
Loans held for sale	3,575,712	—	3,575,712
	$300,886,876	$226,388,582	$527,275,458
Delinquent loans (1):
30 days	$6,978,732	$1,273,934	$8,252,666
60 days	1,973,027	215,132	2,188,159
90 days or more:
Not in foreclosure	5,211,953	809,369	6,021,322
In foreclosure	843,852	77,542	921,394
Foreclosed	7,737	11,824	19,561
	$15,015,301	$2,387,801	$17,403,102
Bankruptcy	$1,309,018	$123,905	$1,432,923
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$628,325	$109,758	$738,083
60 days	603,333	88,208	691,541
90 days or more	2,439,641	431,331	2,870,972
	$3,671,299	$629,297	$4,300,596
Custodial funds managed by the Company (2)	$5,656,246	$2,907,651	$8,563,897
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2021
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$254,524,015	$—	$254,524,015
Purchased	23,861,358	—	23,861,358
	278,385,373	—	278,385,373
PennyMac Mortgage Investment Trust	—	221,892,142	221,892,142
Loans held for sale	9,430,766	—	9,430,766
	$287,816,139	$221,892,142	$509,708,281
Delinquent loans (1):
30 days	$5,338,545	$974,055	$6,312,600
60 days	1,604,782	190,727	1,795,509
90 days or more:
Not in foreclosure	9,001,137	1,750,628	10,751,765
In foreclosure	829,494	43,793	873,287
Foreclosed	8,017	16,489	24,506
	$16,781,975	$2,975,692	$19,757,667
Bankruptcy	$1,261,980	$133,655	$1,395,635
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$554,161	$81,580	$635,741
60 days	556,990	89,534	646,524
90 days or more	2,732,089	638,703	3,370,792
	$3,843,240	$809,817	$4,653,057
Custodial funds managed by the Company (2)	$8,485,081	$3,823,527	$12,308,608
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors, which are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2022	2021

	(in thousands)
California	$67,505,093	$67,317,935
Florida	47,896,679	45,222,233
Texas	44,140,186	42,064,686
Virginia	32,497,446	31,442,370
Maryland	24,673,589	23,922,075
All other states	310,562,465	299,738,982
	$527,275,458	$509,708,281

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$4,961	$—	$—	$4,961
Loans held for sale at fair value	—	3,083,257	503,553	3,586,810
Derivative assets:
Interest rate lock commitments	—	—	70,685	70,685
Forward purchase contracts	—	61,855	—	61,855
Forward sales contracts	—	24,499	—	24,499
MBS put options	—	7,868	—	7,868
Put options on interest rate futures purchase contracts	11,844	—	—	11,844
Call options on interest rate futures purchase contracts	13,709	—	—	13,709
Total derivative assets before netting	25,553	94,222	70,685	190,460
Netting	—	—	—	(86,559)
Total derivative assets	25,553	94,222	70,685	103,901
Mortgage servicing rights at fair value	—	—	5,217,167	5,217,167
Investment in PennyMac Mortgage Investment Trust	1,037	—	—	1,037
	$31,551	$3,177,479	$5,791,405	$8,913,876
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$5,534	$5,534
Forward purchase contracts	—	13,005	—	13,005
Forward sales contracts	—	89,488	—	89,488
Total derivative liabilities before netting	—	102,493	5,534	108,027
Netting	—	—	—	(65,325)
Total derivative liabilities	—	102,493	5,534	42,702
Mortgage servicing liabilities at fair value	—	—	2,337	2,337
	$—	$102,493	$7,871	$45,039

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$6,873	$—	$—	$6,873
Loans held for sale at fair value	—	8,613,607	1,128,876	9,742,483
Derivative assets:
Interest rate lock commitments	—	—	323,473	323,473
Forward purchase contracts	—	20,485	—	20,485
Forward sales contracts	—	40,215	—	40,215
MBS put options	—	7,655	—	7,655
Swaption purchase contracts	—	1,625	—	1,625
Put options on interest rate futures purchase contracts	3,141	—	—	3,141
Call options on interest rate futures purchase contracts	2,078	—	—	2,078
Total derivative assets before netting	5,219	69,980	323,473	398,672
Netting	—	—	—	(64,977)
Total derivative assets	5,219	69,980	323,473	333,695
Mortgage servicing rights at fair value	—	—	3,878,078	3,878,078
Investment in PennyMac Mortgage Investment Trust	1,300	—	—	1,300
	$13,392	$8,683,587	$5,330,427	$13,962,429
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,280	$1,280
Forward purchase contracts	—	18,007	—	18,007
Forward sales contracts	—	35,415	—	35,415
Total derivative liabilities before netting	—	53,422	1,280	54,702
Netting	—	—	—	(32,096)
Total derivative liabilities	—	53,422	1,280	22,606
Mortgage servicing liabilities at fair value	—	—	2,816	2,816
	$—	$53,422	$4,096	$25,422

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended June 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, March 31, 2022	$776,590	$37,899	$4,707,039	$5,521,528
Purchases and issuances, net	598,948	145,980	—	744,928
Capitalization of interest and advances	15,608	—	—	15,608
Sales and repayments	(129,896)	—	—	(129,896)
Mortgage servicing rights resulting from loan sales	—	—	398,253	398,253
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(24,394)	—	—	(24,394)
Other factors	(8,922)	(167,106)	111,875	(64,153)
	(33,316)	(167,106)	111,875	(88,547)
Transfers from Level 3 to Level 2	(723,995)	—	—	(723,995)
Transfers to real estate acquired in settlement of loans	(386)	—	—	(386)
Transfers to loans held for sale	—	48,378	—	48,378
Balance, June 30, 2022	$503,553	$65,151	$5,217,167	$5,785,871
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2022	$(18,079)	$65,151	$111,875	$158,947
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2022	$2,564
Changes in fair value included in income	(227)
Balance, June 30, 2022	$2,337
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2022	$(227)

	Quarter ended June 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, March 31, 2021	$5,202,065	$337,940	$3,268,910	$8,808,915
Purchases and issuances, net	6,828,094	351,934	—	7,180,028
Capitalization of interest and advances	60,439	—	—	60,439
Sales and repayments	(3,866,340)	—	—	(3,866,340)
Mortgage servicing rights resulting from loan sales	—	—	483,362	483,362
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	179,792	—	—	179,792
Other factors	—	332,435	(339,624)	(7,189)
	179,792	332,435	(339,624)	172,603
Transfers from Level 3 to Level 2	(4,585,789)	—	—	(4,585,789)
Transfers to loans held for sale	—	(678,699)	—	(678,699)
Balance, June 30, 2021	$3,818,261	$343,610	$3,412,648	$7,574,519
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2021	$74,184	$343,610	$(339,624)	$78,170

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2021
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2021	$46,026
Mortgage servicing liabilities resulting from loan sales	57,421
Changes in fair value included in income	(3,356)
Balance, June 30, 2021	$100,091
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2021	$(3,356)

	Six months ended June 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	2,733,726	307,289	—	3,041,015
Capitalization of interest and advances	47,719	—	—	47,719
Sales and repayments	(1,264,888)	—	—	(1,264,888)
Mortgage servicing rights resulting from loan sales	—	—	1,014,555	1,014,555
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(30,210)	—	—	(30,210)
Other factors	(21,318)	(566,483)	324,534	(263,267)
	(51,528)	(566,483)	324,534	(293,477)
Transfers from Level 3 to Level 2	(2,089,966)	—	—	(2,089,966)
Transfers to real estate acquired in settlement of loans	(386)	—	—	(386)
Transfers to loans held for sale	—	2,152	—	2,152
Balance, June 30, 2022	$503,553	$65,151	$5,217,167	$5,785,871
Changes in fair value recognized during the period relating to assets still held at June 30, 2022	$(28,700)	$65,151	$324,534	$360,985
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended
Liabilities	June 30, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(479)
Balance, June 30, 2022	$2,337
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2022	$(479)

	Six months ended June 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	11,056,535	829,867	—	11,886,402
Capitalization of interest and advances	78,844	—	—	78,844
Sales and repayments	(4,795,241)	—	—	(4,795,241)
Mortgage servicing rights resulting from loan sales	—	—	953,895	953,895
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	227,946	—	—	227,946
Other factors	—	152,822	(122,421)	30,401
	227,946	152,822	(122,421)	258,347
Transfers from Level 3 to Level 2	(7,424,910)	—	—	(7,424,910)
Transfers to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers of interest rate lock commitments to loans held for sale	—	(1,316,105)	—	(1,316,105)
Balance, June 30, 2021	$3,818,261	$343,610	$3,412,648	$7,574,519
Changes in fair value recognized during the period relating to assets still held at June 30, 2021	$135,823	$343,610	$(122,421)	$357,012
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Mortgage servicing liabilities resulting from loan sales	—	64,383	64,383
Changes in fair value included in income	1,037	(9,616)	(8,579)
Repayments	(134,624)	—	(134,624)
Balance, June 30, 2021	$—	$100,091	$100,091
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2021	$—	$(9,616)	$(9,616)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2022			2021
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$(96,365)	$—	$(96,365)	$761,841	$—	$761,841
Mortgage servicing rights	—	111,875	111,875	—	(339,624)	(339,624)
	$(96,365)	$111,875	$15,510	$761,841	$(339,624)	$422,217
Liabilities:
Mortgage servicing liabilities	$—	$227	$227	$—	$3,356	$3,356

	Six months ended June 30,
	2022			2021
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$(204,343)	$—	$(204,343)	$1,411,960	$—	$1,411,960
Mortgage servicing rights	—	324,534	324,534	—	(122,421)	(122,421)
	$(204,343)	$324,534	$120,191	$1,411,960	$(122,421)	$1,289,539
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$(1,037)	$(1,037)
Mortgage servicing liabilities	—	479	479	—	9,616	9,616
	$—	$479	$479	$—	$8,579	$8,579

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	June 30, 2022			December 31, 2021
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$3,513,307	$3,494,822	$18,485	$9,577,398	$9,263,242	$314,156
90 days or more delinquent:
Not in foreclosure	63,177	65,812	(2,635)	153,162	153,875	(713)
In foreclosure	10,326	15,078	(4,752)	11,923	13,649	(1,726)
	$3,586,810	$3,575,712	$11,098	$9,742,483	$9,430,766	$311,717

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2022	$—	$—	$1,666	$1,666
December 31, 2021	$—	$—	$2,588	$2,588

The following table summarizes the (losses) gains recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Real estate acquired in settlement of loans	$(326)	$(434)	$(740)	$(743)

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

The Company estimates the fair value of the Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers. The fair value and carrying value of these notes are summarized below:

	June 30, 2022		December 31, 2021
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,746,784	$1,793,260	$1,302,640	$1,297,622
Unsecured senior notes	$1,416,500	$1,778,055	$1,790,375	$1,776,219

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight:

●	The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures.

●	The Company’s Capital Markets Risk Management staff develops the fair value of the Company’s IRLCs which is reviewed by its Capital Markets Operations group.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed securities in its loan servicing portfolio. The Company’s right to purchase government guaranteed or insured loans arises as the result of the loan being at least three months delinquent on the date of purchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such loans may be resold to investors and thereafter may be repurchased to the extent they become eligible for resale into a new Ginnie Mae guaranteed security.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2022	December 31, 2021
Fair value (in thousands)	$503,553	$1,128,876
Key inputs (1):
Discount rate:
Range	3.3% – 10.2%	2.2% – 9.2%
Weighted average	3.6%	2.3%
Twelve-month projected housing price index change:
Range	2.2% – 2.6%	6.1% – 6.5%
Weighted average	2.4%	6.2%
Voluntary prepayment/resale speed (2):
Range	4.7% – 28.6%	0.4% – 30.3%
Weighted average	24.6%	22.0%
Total prepayment speed (3):
Range	4.8% – 37.4%	0.4% – 39.3%
Weighted average	31.2%	28.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment and resale rates.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2022	December 31, 2021
Fair value (in thousands) (1)	$65,151	$322,193
Key inputs (2):
Pull-through rate:
Range	7.9% – 100%	8.0% – 100%
Weighted average	84.3%	78.4%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	(3.2) – 7.0	(8.5) – 6.7
Weighted average	4.1	3.8
Percentage of loan commitment amount
Range	(0.6)% – 3.8%	(1.6)% – 3.6%
Weighted average	1.8%	1.5%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities.

Changes in the fair value of hedging derivatives are included in Net gains on loans held for sale at fair value, or Net loan servicing fees – Mortgage servicing rights hedging results, as applicable, in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (prepayment speed), pricing spread (discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$398,253	$483,362	$1,014,555	$953,895
Unpaid principal balance of underlying loans	$19,377,222	$36,830,098	$49,953,192	$71,773,352
Weighted average servicing fee rate (in basis points)	42	33	43	33
Key inputs (1):
Annual total prepayment speed (2):
Range	5.7% – 19.3%	6.7% – 17.7%	5.7% – 23.4%	6.2% – 16.7%
Weighted average	8.4%	8.5%	8.3%	8.1%
Equivalent average life (in years):
Range	4.3 – 9.2	4.0 – 8.8	3.7 – 9.2	4.1 – 9.0
Weighted average	8.5	8.1	8.4	8.3
Pricing spread (3):
Range	5.7% – 11.7%	6.0% – 16.9%	5.7% – 16.1%	6.0% – 16.9%
Weighted average	8.2%	8.9%	7.7%	9.2%
Per-loan annual cost of servicing:
Range	$80 – $146	$80 – $117	$80 – $176	$81 – $117
Weighted average	$103	$104	$104	$104
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Effective January 1, 2022, the Company applies a pricing spread to the United State Treasury Securities (the “Treasury”) yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve. The change in reference interest rate from the LIBOR/swap to the Treasury did not have a significant effect on the Company’s fair value measurement of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2022	December 31, 2021

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 5,217,167	$ 3,878,078
Pool characteristics:
Unpaid principal balance of underlying loans	$ 297,269,682	$ 278,324,780
Weighted average note interest rate	3.2%	3.2%
Weighted average servicing fee rate (in basis points)	35	34
Key inputs (1):
Annual total prepayment speed (2):
Range	5.5% – 19.0%	7.9% – 26.7%
Weighted average	8.2%	10.7%
Equivalent average life (in years):
Range	2.0 – 9.2	3.1 – 7.7
Weighted average	8.0	6.8
Effect on fair value of (3):
5% adverse change	($79,424)	($80,109)
10% adverse change	($156,226)	($157,252)
20% adverse change	($302,462)	($303,259)
Pricing spread (4):
Range	4.9% – 14.8%	5.3% – 15.5%
Weighted average	6.9%	7.7%
Effect on fair value of (3):
5% adverse change	($76,013)	($59,577)
10% adverse change	($149,848)	($117,352)
20% adverse change	($291,326)	($227,791)
Per-loan annual cost of servicing:
Range	$79 – $156	$79 – $197
Weighted average	$106	$108
Effect on fair value of (3):
5% adverse change	($37,615)	($32,979)
10% adverse change	($75,231)	($65,958)
20% adverse change	($150,461)	($131,916)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, the estimates should not be viewed as earnings forecasts.
(4)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar LIBOR/swap curve. The change in reference interest rate from the LIBOR/swap to the Treasury did not have a significant effect on the Company’s fair value measurement of MSRs.

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

ESS is generally subject to fair value increases when mortgage interest rates increase. Increasing mortgage interest rates normally discourage mortgage refinancing activity. Decreased refinancing activity increases the life of the mortgage loans underlying the ESS, thereby increasing the fair value of this financing. Changes in the fair value of ESS are included in Net loan servicing fees—Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust. During the six months ended June 30, 2021, the Company repaid its outstanding ESS financing payable to PMT.

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

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2022	2021
Fair value (in thousands)	$2,337	$2,816
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$41,481	$60,593
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	18.0%	19.8%
Pricing spread (3)	7.5%	6.9%
Equivalent average life (in years)	4.7	4.1
Per-loan annual cost of servicing	$1,253	$1,406
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London LIBOR/swap curve. The change in reference interest rate from the LIBOR/swap to the Treasury did not have a significant effect on the Company’s fair value measurement of MSLs.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	June 30,	December 31,
Loan type	2022	2021

	(in thousands)
Government-insured or guaranteed	$2,409,046	$6,030,518
Conventional conforming	644,470	2,583,089
Jumbo	29,741	—
Purchased from Ginnie Mae securities serviced by the Company	450,598	1,082,444
Repurchased pursuant to representations and warranties	52,955	46,432
	$3,586,810	$9,742,483
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$2,738,333	$8,629,861
Mortgage loan participation purchase and sale agreements	532,175	505,716
	$3,270,508	$9,135,577

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

Derivative Notional Amounts, Fair Value of Derivatives and Netting of Financial Instruments

The Company has elected to present net derivative asset and liability positions, and cash collateral obtained from or posted to its counterparties when subject to a master netting arrangement that is legally enforceable on all counterparties in the event of default. The derivatives that are not subject to a master netting arrangement are IRLCs.

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,665,657	$70,685	$5,534	14,111,795	$323,473	$1,280
Subject to master netting arrangements (2):
Forward purchase contracts	9,437,616	61,855	13,005	22,007,383	20,485	18,007
Forward sales contracts	14,556,614	24,499	89,488	34,429,676	40,215	35,415
MBS put options	2,600,000	7,868	—	9,550,000	7,655	—
Put options on interest rate futures purchase contracts	3,175,000	11,844	—	2,450,000	3,141	—
Call options on interest rate futures purchase contracts	2,405,000	13,709	—	1,250,000	2,078	—
Swaption purchase contracts	—	—	—	5,375,000	1,625	—
Treasury futures purchase contracts	2,861,700	—	—	1,544,800	—	—
Treasury futures sale contracts	3,886,900	—	—	1,925,000	—	—
Interest rate swap futures purchase contracts	—	—	—	3,010,600	—	—
Interest rate swap futures sale contracts	—	—	—	2,187,200	—	—
Total derivatives before netting		190,460	108,027		398,672	54,702
Netting		(86,559)	(65,325)		(64,977)	(32,096)
		$103,901	$42,702		$333,695	$22,606
Deposits received from derivative counterparties, net		$21,234			$32,881
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	June 30, 2022				December 31, 2021
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$70,685	$—	$—	$70,685	$323,473	$—	$—	$323,473
RJ O'Brien	25,552	—	—	25,552	5,219	—	—	5,219
Nomura Securities International, Inc.	6,938	—	—	6,938	—	—	—	—
Bank of America, N.A.	—	—	—	—	3,005	—	—	3,005
Others	726	—	—	726	1,998	—	—	1,998
	$103,901	$—	$—	$103,901	$333,695	$—	$—	$333,695

Derivative Liabilities, Financial Instruments and Collateral Held by Counterparty

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

	June 30, 2022				December 31, 2021
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$5,534	$—	$—	$5,534	$1,280	$—	$—	$1,280
Credit Suisse First Boston Mortgage Capital LLC	1,003,404	(1,002,552)	—	852	1,974,278	(1,969,670)	—	4,608
Bank of America, N.A.	485,306	(477,673)	—	7,633	1,758,690	(1,758,690)	—	—
Citibank, N.A.	228,578	(225,646)	—	2,932	403,003	(402,806)	—	197
Goldman Sachs	198,695	(186,361)	—	12,334	853,147	(850,918)	—	2,229
Royal Bank of Canada	182,820	(182,820)	—	—	496,064	(496,064)	—	—
JPMorgan Chase Bank, N.A.	111,571	(107,675)	—	3,896	300,912	(300,912)	—	—
Morgan Stanley Bank, N.A.	88,467	(86,760)	—	1,707	299,580	(292,105)	—	7,475
Wells Fargo Bank, N.A.	83,803	(79,082)	—	4,721	203,779	(200,338)	—	3,441
Barclays Capital	60,082	(59,891)	—	191	677,419	(676,685)	—	734
BNP Paribas	37,554	(37,554)	—	—	349,172	(349,172)	—	—
Others	2,902	—	—	2,902	2,642	—	—	2,642
	$2,488,716	$(2,446,014)	$—	$42,702	$7,319,966	$(7,297,360)	$—	$22,606
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2022	2021	2022	2021

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$27,251	$5,670	$(257,043)	$(333,416)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$296,290	$(167,734)	$997,069	$294,804
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(176,005)	$91,118	$(393,865)	$(351,033)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$4,707,039	$3,268,910	$3,878,078	$2,581,174
MSRs resulting from loan sales	398,253	483,362	1,014,555	953,895
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	233,697	(239,514)	557,625	73,376
Other changes in fair value (2)	(121,822)	(100,110)	(233,091)	(195,797)
Total change in fair value	111,875	(339,624)	324,534	(122,421)
Balance at end of period	$5,217,167	$3,412,648	$5,217,167	$3,412,648
UPB of underlying loans at end of period			$297,269,682	$252,475,400

			June 30,	December 31,
			2022	2021

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$5,163,544	$3,856,791
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$2,564	$46,026	$2,816	$45,324
Mortgage servicing liabilities resulting from loan sales	—	57,421	—	64,383
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	(129)	11,083	(267)	17,847
Other changes in fair value (2)	(98)	(14,439)	(212)	(27,463)
Total change in fair value	(227)	(3,356)	(479)	(9,616)
Balance at end of period	$2,337	$100,091	$2,337	$100,091
UPB of underlying loans at end of period			$41,481	$6,135,249

(1)	Principally reflects changes in expected borrower performance and servicer losses given default. During the quarter ended September 30, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government insured or guaranteed loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Contractual servicing fees	$259,338	$208,275	$504,147	$419,028
Other fees:
Late charges	9,527	6,665	19,644	14,596
Other	3,541	7,768	8,535	15,622
	$272,406	$222,708	$532,326	$449,246

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Lease expense:
Operating leases	$5,008	$4,508	$9,962	$8,874
Short-term leases	241	420	460	470
Net lease expense included in Occupancy and equipment	$5,249	$4,928	$10,422	$9,344

Other information:
Payments for operating leases	$5,388	$5,149	$10,257	$10,185
Operating lease right-of-use assets recognized	$793	$4,570	$793	$7,813
Period end weighted averages:
Remaining lease term (in years)			5.3	5.9
Discount rate			3.9%	4.1%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2022	$22,626
2023	22,993
2024	22,109
2025	20,059
2026	13,400
Thereafter	14,471
Total lease payments	115,658
Less imputed interest	(12,902)
Operating lease liability	$102,756

Note 11—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2022	2021

	(in thousands)
Capitalized software, net	$138,382	$109,480
Margin deposits	64,783	100,482
Prepaid expenses	46,486	64,924
Furniture, fixtures, equipment and building improvements, net	31,756	31,677
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	25,547	36,632
Other servicing receivables	22,554	113,820
Servicing fees receivable, net	18,693	23,672
Interest receivable	10,828	9,688
Real estate acquired in settlement of loans	8,002	7,474
Other	101,050	118,767
	$468,081	$616,616
Other assets pledged to secure:
Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$25,547	$36,632
Obligations under capital lease:
Capitalized software, net	—	4,546
Furniture, fixture, equipment and building improvements, net	—	4,116
	$25,547	$45,294

Note 12—Short-Term Debt

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2022.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”) or LIBOR, as applicable. Loans and participation certificates financed under these agreements may be re-pledged by the lenders.

Fannie Mae MSR Facility

On April 28, 2021, the Company, through its wholly-owned subsidiaries, PLS, PNMAC, and PFSI ISSUER TRUST - FMSR, entered into a structured finance transaction, allowing PLS to finance Fannie Mae MSRs and ESS (the “Fannie Mae MSR Facility”). In connection with the Fannie Mae MSR Facility, PLS pledges and/or sells to PFSI ISSUER TRUST - FMSR participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of a master repurchase agreement, dated as of April 28, 2021, by and between PLS, PFSI Issuer Trust - FMSR and PNMAC (the “FMSR PC Repurchase Agreement”). In return, PFSI ISSUER TRUST- FMSR has issued to PLS the Series 2021-MSRVF1 Note, dated April 28, 2021, known as the “PFSI ISSUER TRUST - FMSR Collateralized Notes, Series 2021-MSRVF1” (the “FMSR VFN”), and may, from time to time, issue to institutional investors term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs (the “FMSR Term Notes”). The maximum principal balance of the FMSR VFN is $1 billion.

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

PLS also entered into a master repurchase agreement on April 28, 2021 (the “FMSR VFN Repurchase Agreement”) with Credit Cuisse First Boston Mortgage Capital LLC (“CSFB”), as administrative agent, and Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as purchaser, pursuant to which PLS sold the FMSR VFN to CSCIB with an agreement to repurchase such FMSR VFN at a later date. The FMSR VFN Repurchase Agreement has a term extending through May 31, 2024. The FMSR VFN Repurchase Agreement provides for a maximum purchase price of $250 million, all of which is committed.

The principal amount paid by CSCIB for the FMSR VFN is based upon a percentage of the market value of such FMSR VFN. Upon PLS’s repurchase of the FMSR VFN, PLS is required to repay CSCIB the principal amount relating thereto plus accrued interest (at a rate reflective of the current market based on a spread above SOFR to the date of such repurchase.

Freddie Mac MSR Facility

On December 7, 2021, the Company entered a Master Repurchase Agreement secured by Freddie Mac MSRs with a maximum purchase price of $175 million which may be further reduced by amounts outstanding with Credit Suisse under other financing facilities. The facility expires on May 31, 2024. The Company is not currently borrowing under this facility.

Ginnie Mae MSR Facility

The Company, through its wholly-owned subsidiaries PLS, PNMAC, and the Issuer Trust, have a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement (the “GNMA MSR Facility”). In return, the Issuer Trust has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and has issued and may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes, in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $2 billion.

On July 30, 2021, the Company, through its wholly-owned subsidiaries PLS, PNMAC and the Issuer Trust, entered into agreements to syndicate existing variable funding note repurchase agreements as part of the Ginnie Mae MSR structured finance facility. The Company entered into an Amended and Restated Series 2016-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, N.A., as a buyer, and PNMAC, as a guarantor (the “Syndicated GMSR Servicing Spread Agreement”), related to the servicing spread. The Syndicated GMSR Servicing Spread Agreement added Citibank as a syndicate buyer of MSRs and related ESS, and increased the borrowing capacity from $400 to $500 million, all of which is committed on a 50-50 pro rata basis between CSCIB and Citibank.

Ginnie Mae Servicing Advances

On April 1, 2020, the Company, through its wholly-owned subsidiaries PLS, PNMAC and the PNMAC GMSR ISSUER TRUST, issued a series of variable funding notes, the Series 2020-SPIADVF1 Notes (“GMSR Servicing Advance Notes”), to be sold under agreement to repurchase pursuant to a Master Repurchase Agreement, dated as of April 1, 2020, with Credit Suisse First Boston Mortgage Capital LLC, acting as administrative agent on behalf of Credit Suisse AG, Cayman Islands Branch, as buyer (the “GMSR Servicing Advances Repurchase Agreement”). The GMSR Servicing Advances Repurchase Agreement provides the Company with financing secured by servicing advance receivables to pay, in accordance with the Ginnie Mae requirements, in the event borrowers are delinquent: (i) regularly scheduled monthly principal and interest to mortgage-backed securities holders; (ii) taxes, homeowner’s insurance, and other escrowed items; and (iii) other expenses related to servicing delinquent loans as specified by (A) state and federal laws and (B) government agencies, including the FHA, the VA, and the USDA.

On July 30, 2021, the Company, through its wholly-owned subsidiaries PLS, PNMAC and the Issuer Trust, entered into agreements to syndicate existing variable funding note repurchase agreements, as part of the Ginnie Mae servicing advance facility. The Company entered into an Amended and Restated Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, CSFB, as administrative agent to the buyers, CSCIB, as a buyer, Citibank, as a buyer, and PNMAC, as a guarantor (the “Syndicated GMSR SAR Agreement”). The Syndicated GMSR SAR Agreement added Citibank as a syndicate buyer of servicing advances receivables and provides a $600 million borrowing capacity, all of which is committed on a 50-50 pro rata basis between CSCIB and Citibank.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$2,215,595	$7,571,340	$2,964,727	$7,999,580
Weighted average interest rate (1)	2.80%	2.07%	2.42%	2.13%
Total interest expense	$18,949	$44,623	$42,719	$96,802
Maximum daily amount outstanding	$3,316,376	$10,856,677	$7,289,147	$10,856,677

	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance funded under:
Committed facilities	$2,290,666	$5,079,581
Uncommitted facilities	155,348	2,217,779
	2,446,014	7,297,360
Unamortized debt issuance costs	(4,198)	(4,625)
	$2,441,816	$7,292,735
Weighted average interest rate	3.32%	1.83%
Available borrowing capacity (2):
Committed	$1,614,334	$285,419
Uncommitted	6,464,652	8,417,221
	$8,078,986	$8,702,640
Fair value of assets securing repurchase agreements:
Loans held for sale	$2,738,333	$8,629,861
Servicing advances (3)	$279,664	$232,107
Mortgage servicing rights (3)	$5,163,544	$3,552,812
Deposits (3)	$25,547	$36,632
Margin deposits (4)	$8,375	$10,875
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $3.5 million and $5.3 million for the quarters ended June 30, 2022 and 2021, respectively, and $7.1 million and $11.8 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing for the VFN, GMSR Servicing Advance Notes, and the Term Notes described in Note 13 – Long-Term Debt- Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.
(4)	Margin deposits are included in Other assets on the Company’s consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2022	Unpaid principal balance
(dollars in thousands)
Within 30 days	$430,925
Over 30 to 90 days	1,491,071
Over 90 to 180 days	41,509
Over 180 days to one year	382,509
Over one year to two years	100,000
Total assets sold under agreements to repurchase	$2,446,014
Weighted average maturity (in months)	4.0

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2022:

		Weighted average
Counterparties	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (1)	$3,085,625	May 31, 2024	May 31, 2024
Royal Bank of Canada	$88,969	August 2, 2022	June 14, 2023
Bank of America, N.A.	$82,621	October 12, 2022	June 5, 2024
JP Morgan Chase Bank, N.A.	$75,401	August 17, 2022	June 6, 2024
Credit Suisse First Boston Mortgage Capital LLC	$58,007	September 23, 2022	May 31, 2024
Barclays Bank PLC	$19,202	September 29, 2022	November 3, 2022
Wells Fargo Bank, N.A.	$18,324	September 29, 2022	November 17, 2023
Goldman Sachs	$16,177	October 20, 2022	December 23, 2022
JP Morgan Chase Bank, N.A.	$13,596	October 29, 2022	June 17, 2024
Citibank, N.A.	$12,895	October 9, 2022	April 26, 2024
BNP Paribas	$7,534	October 4, 2022	July 31, 2023
Morgan Stanley Bank, N.A.	$4,359	October 14, 2022	January 3, 2024
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing for the VFN, and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$214,654	$254,343	$218,977	$265,390
Weighted average interest rate (1)	2.25%	1.36%	1.98%	1.35%
Total interest expense	$1,377	$1,039	$2,497	$2,134
Maximum daily amount outstanding	$514,054	$528,844	$515,043	$528,844
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 for the quarters ended June 30, 2022 and 2021, and $344,000 for the six months ended June 30, 2022 and 2021.

	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$502,775	$479,845
Unamortized debt issuance costs	(659)	—
	$502,116	$479,845
Weighted average interest rate	2.85%	1.48%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$532,175	$505,716

Note 13—Long-Term Debt

Obligations Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matured on June 13, 2022 and bore interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$523	$9,072	$1,695	$10,169
Weighted average interest rate	2.49%	2.10%	2.18%	2.12%
Total interest expense	$5	$48	$20	$107
Maximum daily amount outstanding	$1,396	$10,468	$3,489	$11,864

December 31,
2021
(dollars in thousands)
Unpaid principal balance	$3,489
Weighted average interest rate	2.11%
Assets pledged to secure obligations under capital lease:
Capitalized software	$4,546
Furniture, fixtures and equipment	$4,116

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

In connection with the GNMA MSR Facility, the Issuer Trust issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Term Notes are secured by participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the GNMA MSR Facility, and rank pari passu with the VFNs and the GMSR Servicing Advance Notes.

Following is a summary of the issued and outstanding Term Notes:

		Annual interest rate
Issuance date	Principal balance	Index	Spread	Stated maturity date (1)
	(in thousands)
February 28, 2018	$650,000	One-month LIBOR	2.85%	2/25/2023
August 10, 2018	650,000	One-month LIBOR	2.65%	8/25/2023
June 3, 2022	500,000	SOFR	4.25%	5/25/2027
	$1,800,000
(1)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after their stated maturities.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$1,426,373	$1,300,000	$1,363,536	$1,300,000
Weighted average interest rate (1)	3.69%	2.91%	3.34%	2.90%
Total interest expense	$13,656	$10,104	$23,565	$19,992
(1)	Excludes the effect of amortization of debt issuance costs totaling $548,000 and $634,000 for the quarters ended June 30, 2022 and 2021, respectively, and $1.0 and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.

	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,300,000
Unamortized debt issuance costs	(6,740)	(2,378)
	$1,793,260	$1,297,622
Weighted average interest rate	4.76%	2.84%
Assets pledged to secure notes payable (1):
Servicing advances	$279,664	$232,107
Mortgage servicing rights	$4,681,236	$3,856,791
Deposits	$25,547	$36,632
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral for the VFN, the GMSR Servicing Advance Notes and any outstanding Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets. Beneficial interests in the Fannie Mae MSRs are pledged to the PFSI Issuer Trust - FMSR and serve as the collateral for the FMSR VFN and any outstanding FMSR Term Notes. The FMSR VFN financing is included in Assets sold under agreements to repurchase and any outstanding FMSR Term Note would be included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$1,800,000	$1,300,000	$1,800,000	$1,152,762
Weighted average interest rate (1)	5.07%	4.81%	5.07%	4.81%
Total interest expense	$23,688	$16,169	$47,116	$28,839
(1)	Excludes the effect of amortization of debt issuance costs of $923,000 and $571,000 for the quarters ended June 30, 2022 and 2021, respectively, and $1.8 million and $918,000 for the six months ended June 30, 2022 and 2021, respectively.

	June 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(21,945)	(23,781)
	$1,778,055	$1,776,219
Weighted average interest rate	5.07%	5.07%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Twelve months ended June 30,
	2023	2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets	$650,000	$650,000	$—	$—	$500,000	$—	$1,800,000
Unsecured senior notes	—	—	—	650,000	—	1,150,000	1,800,000
Total	$650,000	$650,000	$—	$650,000	$500,000	$1,150,000	$3,600,000

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$42,794	$38,428	$43,521	$32,688
Provision for losses:
Resulting from sales of loans	2,182	10,304	6,236	20,357
Reduction in liability due to change in estimate	(2,227)	(3,640)	(5,396)	(7,325)
Losses incurred, net	(3,413)	(757)	(5,025)	(1,385)
Balance at end of period	$39,336	$44,335	$39,336	$44,335
Unpaid principal balance of loans subject to representations and warranties at end of period	$278,793,884	$234,327,924

Note 15—Income Taxes

The Company’s effective income tax rates were 27.2% and 26.9% for the quarters ended June 30, 2022 and 2021, respectively, and 26.5% and 26.0% for the six months ended June 30, 2022 and 2021, respectively.

Note 16—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $7.7 billion as of June 30, 2022.

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

Cessation of the LIBOR Index

The Company historically used a LIBOR index to establish the applicable interest rates in lending and financing transactions. One-week and two-month United States Dollar LIBOR rates have been discontinued in 2022 and non-U.S. dollar LIBOR settings cease to be representative. The Company has serviced LIBOR-based adjustable rate mortgages and other financial arrangements that may incorporate fallback provisions or replacement provisions related to the LIBOR transition. The discontinuation of LIBOR could materially affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their value. Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes.

Note 17—Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2022	2021	2022	2021	total (1)

	(in thousands)
Shares of common stock repurchased	2,427	2,574	4,747	7,227	29,821
Cost of shares of common stock repurchased	$113,645	$154,920	$255,057	$443,439	$1,565,678
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through June 30, 2022.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(451,171)	$387,305	$(1,395,392)	$470,017
Hedging activities	82,617	(325,651)	972,704	410,574
	(368,554)	61,654	(422,688)	880,591
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	398,253	425,941	1,014,555	889,512
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(2,182)	(10,304)	(6,236)	(20,357)
Reductions in liability due to change in estimate	2,227	3,640	5,396	7,325
Changes in fair values of loans and derivatives held at period end:
Interest rate lock commitments	27,251	5,670	(257,043)	(333,416)
Loans	(43,349)	(50,322)	177,081	54,900
Hedging derivatives	213,673	157,917	24,365	(115,770)
	227,319	594,196	535,430	1,362,785
From PennyMac Mortgage Investment Trust (1)	(4,752)	(11,548)	(14,404)	(25,796)
	$222,567	$582,648	$521,026	$1,336,989
(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions.

Note 19—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$405	$747	$977	$1,734
Loans held for sale at fair value	36,777	76,453	85,890	151,277
Placement fees relating to custodial funds	12,682	3,597	16,879	9,480
	49,864	80,797	103,746	162,491
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	—	—	387
	49,864	80,797	103,746	162,878
Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	18,949	44,623	42,719	96,802
Mortgage loan participation purchase and sale agreements	1,377	1,039	2,497	2,134
Obligations under capital lease	5	48	20	107
Notes payable secured by mortgage servicing assets	13,656	10,104	23,565	19,992
Unsecured senior notes	23,688	16,169	47,116	28,839
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	12,286	29,144	29,765	58,580
Interest on mortgage loan impound deposits	1,166	1,304	2,752	2,410
	71,127	102,431	148,434	208,864
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	—	—	1,280
	71,127	102,431	148,434	210,144
	$(21,263)	$(21,634)	$(44,688)	$(47,266)

Note 20—Stock-based Compensation

On May 24, 2022, PFSI’s stockholders approved and adopted the 2022 Equity Incentive Plan and no additional equity awards will be issued from the Company’s 2013 Equity Incentive Plan.

Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	342	310
Stock options	—	—	574	249
Time-based RSUs	—	—	331	171
Grant date fair value:
Performance-based RSUs	$—	$—	$19,522	$18,237
Stock options	—	—	12,138	5,116
Time-based RSUs	—	—	18,903	10,066
Total	$—	$—	$50,563	$33,419
Vestings and exercises:
Performance-based RSUs vested	—	—	643	640
Stock options exercised	19	97	63	185
Time-based RSUs vested	2	2	246	307
Compensation expense	$14,948	$8,894	$24,223	$19,771

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Net income	$129,163	$204,229	$302,756	$581,097

Weighted average basic shares of common stock outstanding	54,167	65,890	54,995	67,493
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,475	3,509	2,897	3,755
Weighted average shares of common stock applicable to diluted earnings per share	56,642	69,399	57,892	71,248
Basic earnings per share	$2.38	$3.10	$5.51	$8.61
Diluted earnings per share	$2.28	$2.94	$5.23	$8.16

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands except for weighted-average exercise price)
Performance-based RSUs (1)	508	308	412	215
Time-based RSUs	144	—	233	—
Stock options (2)	1,424	249	1,256	173
Total anti-dilutive units and options	2,076	557	1,901	388
Weighted average exercise price of anti-dilutive stock options (2)	$58.49	$58.85	$58.68	$58.85
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rates.

The Company is subject to financial eligibility requirements established by the Federal Housing Finance Agency for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

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

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2022		December 31, 2021
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,338,183	$754,717	$5,872,064	$722,040
Ginnie Mae	$5,763,953	$959,193	$5,424,747	$976,303
HUD	$5,763,953	$2,500	$5,424,747	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,359,587	$101,256	$316,659	$93,973
Ginnie Mae	$1,359,587	$232,759	$316,659	$220,577
Adjusted net worth / Total assets ratio
Ginnie Mae	40%	6%	29%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	45%	6%	32%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

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

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$152,895	$69,672	$222,567	$—	$222,567
Loan origination fees	39,945	—	39,945	—	39,945
Fulfillment fees from PennyMac Mortgage Investment Trust	20,646	—	20,646	—	20,646
Net loan servicing fees	—	238,447	238,447	—	238,447
Net interest income (expense):
Interest income	28,379	21,485	49,864	—	49,864
Interest expense	19,207	51,920	71,127	—	71,127
	9,172	(30,435)	(21,263)	—	(21,263)
Management fees	—	—	—	7,910	7,910
Other	583	900	1,483	1,780	3,263
Total net revenue	223,241	278,584	501,825	9,690	511,515
Expenses	213,587	110,959	324,546	9,443	333,989
Income before provision for income taxes	$9,654	$167,625	$177,279	$247	$177,526
Segment assets at quarter end	$3,735,706	$10,509,950	$14,245,656	$26,599	$14,272,255
(1)	All revenues are from external customers.

	Quarter ended June 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$419,293	$163,355	$582,648	$—	$582,648
Loan origination fees	97,291	—	97,291	—	97,291
Fulfillment fees from PennyMac Mortgage Investment Trust	54,020	—	54,020	—	54,020
Net loan servicing fees	—	14,871	14,871	—	14,871
Net interest expense:
Interest income	31,830	48,967	80,797	—	80,797
Interest expense	36,913	65,515	102,428	3	102,431
	(5,083)	(16,548)	(21,631)	(3)	(21,634)
Management fees	—	—	—	11,913	11,913
Other	630	925	1,555	1,588	3,143
Total net revenue	566,151	162,603	728,754	13,498	742,252
Expenses	321,709	131,679	453,388	9,349	462,737
Income before provision for income taxes	$244,442	$30,924	$275,366	$4,149	$279,515
Segment assets at quarter end	$7,670,877	$16,185,956	$23,856,833	$23,305	$23,880,138
(1)	All revenues are from external customers.

	Six months ended June 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$374,505	$146,521	$521,026	$—	$521,026
Loan origination fees	107,803	—	107,803	—	107,803
Fulfillment fees from PennyMac Mortgage Investment Trust	37,400	—	37,400	—	37,400
Net loan servicing fees	—	524,756	524,756	—	524,756
Net interest income (expense):
Interest income	59,320	44,426	103,746	—	103,746
Interest expense	46,266	102,168	148,434	—	148,434
	13,054	(57,742)	(44,688)	—	(44,688)
Management fees	—	—	—	16,027	16,027
Other	1,368	1,516	2,884	3,811	6,695
Total net revenue	534,130	615,051	1,149,181	19,838	1,169,019
Expenses	515,206	222,273	737,479	19,494	756,973
Income before provision for income taxes	$18,924	$392,778	$411,702	$344	$412,046
Segment assets at period end	$3,735,706	$10,509,950	$14,245,656	$26,599	$14,272,255
(1)	All revenues are from external customers.

	Six months ended June 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$935,256	$401,733	$1,336,989	$—	$1,336,989
Loan origination fees	201,328	—	201,328	—	201,328
Fulfillment fees from PennyMac Mortgage Investment Trust	114,855	—	114,855	—	114,855
Net loan servicing fees	—	54,591	54,591	—	54,591
Net interest expense:
Interest income	61,361	101,517	162,878	—	162,878
Interest expense	74,985	135,153	210,138	6	210,144
	(13,624)	(33,636)	(47,260)	(6)	(47,266)
Management fees	—	—	—	20,362	20,362
Other	1,227	2,122	3,349	2,730	6,079
Total net revenue	1,239,042	424,810	1,663,852	23,086	1,686,938
Expenses	631,705	252,142	883,847	17,568	901,415
Income before provision for income taxes	$607,337	$172,668	$780,005	$5,518	$785,523
Segment assets at period end	$7,670,877	$16,185,956	$23,856,833	$23,305	$23,880,138
(1)	All revenues are from external customers.

(

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On August 2, 2022, the Company announced that the board of directors declared cash dividend of $0.20 per common share. The dividend will be paid on August 26, 2022 to common shareholders of record as of August 16, 2022.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the section entitled “Risk Factors” in Part II Item 1A and in our Annual Report on Form 10-K, as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the Securities Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PFSI.

Our Company

We are a specialty financial services firm primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and the experience of our management team across all aspects of the mortgage business will allow us to profitably engage in these activities and capitalize on other related opportunities as they arise in the future.

Our primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). We are the managing member of PNMAC, and we operate and control all of the businesses and affairs of PNMAC, and consolidate the financial results of PNMAC and its subsidiaries. We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management:

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PennyMac Mortgage Investment Trust, a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol “PMT”.
●	The investment management segment represents our investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity. PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the U.S. Department of Veterans Affairs (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Guam and the U.S. Virgin Islands, and originate loans in 49 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management contract with PMT.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$222,567	$582,648	$521,026	$1,336,989
Loan origination fees	39,945	97,291	107,803	201,328
Fulfillment fees from PennyMac Mortgage Investment Trust	20,646	54,020	37,400	114,855
Net loan servicing fees	238,447	14,871	524,756	54,591
Net interest expense	(21,263)	(21,634)	(44,688)	(47,266)
Management fees	7,910	11,913	16,027	20,362
Other	3,263	3,143	6,695	6,079
Total net revenues	511,515	742,252	1,169,019	1,686,938
Expenses:
Compensation	198,192	265,067	443,739	523,896
Loan origination	44,931	75,675	120,264	163,067
Technology	34,621	34,236	69,407	67,908
Servicing	3,051	31,290	1,805	50,473
Other	53,194	56,469	121,758	96,071
Total expenses	333,989	462,737	756,973	901,415
Income before provision for income taxes	177,526	279,515	412,046	785,523
Provision for income taxes	48,363	75,286	109,290	204,426
Net income	$129,163	$204,229	$302,756	$581,097
Earnings per share
Basic	$2.38	$3.10	$5.51	$8.61
Diluted	$2.28	$2.94	$5.23	$8.16
Annualized return on average stockholders' equity	14.9%	23.3%	17.6%	33.2%
Dividend declared per share	$0.20	$0.20	$0.40	$0.40
Income before provision for income taxes by segment:
Mortgage banking:
Production	$9,885	$244,442	$19,155	$607,337
Servicing	167,394	30,924	392,547	172,668
Total mortgage banking	177,279	275,366	411,702	780,005
Investment management	247	4,149	344	5,518
	$177,526	$279,515	$412,046	$785,523
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (1)	$165,710	$471,440	$333,753	$1,145,748
During the period:
Interest rate lock commitments issued	$17,872,576	$34,271,160	$42,998,079	$70,389,873
At end of period:
Interest rate lock commitments outstanding	$7,665,657	$13,879,343
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$297,311,164	$258,610,649
Loans held for sale	3,575,712	10,438,935
	300,886,876	269,049,584
Subserviced for PMT	226,388,582	204,174,462
	$527,275,458	$473,224,046

Net assets of PennyMac Mortgage Investment Trust	$2,070,640	$2,343,390
Book value per share	$65.38	$54.49
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$129,163	$204,229	$302,756	$581,097
Provision for income taxes	48,363	75,286	109,290	204,426
Income before provision for income taxes	177,526	279,515	412,046	785,523
Depreciation and amortization	7,364	7,335	14,375	14,967
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(233,826)	250,597	(557,892)	(55,529)
Increase in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	—	—	1,037
Hedging losses (gains) associated with MSRs	176,005	(91,118)	393,865	351,033
Stock‑based compensation	14,948	8,894	24,223	19,771
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	23,693	16,217	47,136	28,946
Adjusted EBITDA	$165,710	$471,440	$333,753	$1,145,748

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate in the first half of 2022 and is expected to continue to raise interest rates through the year as well as reduce the federal government’s overall portfolio of Treasury and mortgage-backed securities. Increasing interest rates are expected to reduce the size of the mortgage origination market from an estimated $4.4 trillion in 2021 to a current forecast range from $2.4 trillion to $2.8 trillion for 2022 according to leading economists. Lower projected mortgage transaction volumes and increasing interest rates are expected to cause a decrease in all mortgage production activities and increase competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021. Rising interest rates will increase the costs of certain floating rate borrowings, as well as provide greater interest income from our placement fees on deposits and loans held for sale. We have and expect to continue to reduce business expenses to align with the lower projected mortgage production activities for the remainder of the year.

Income Before Provisions for Income Taxes

For the quarter ended June 30, 2022, income before provision for income taxes decreased $102.0 million compared to the same period in 2021. The decrease was primarily due to a $360.1 million decrease in Net gains on loans held for sale at fair value, a $57.3 million decrease in Loan origination fees and a $33.4 million decrease in fulfillment fees from PMT due to lower production volumes and overall gain on sale margins during the quarter ended June 30, 2022 compared to the same period in 2021, partially offset by a $223.6 million increase in Net loan servicing fees reflecting improved valuation results in our MSRs and a $128.7 million decrease in total expenses, primarily due to reductions in compensation, loan origination and servicing expenses.

For the six months ended June 30, 2022, income before provision for income taxes decreased $373.5 million compared to the same period in 2021. The decrease was primarily due to a $816.0 million decrease in Net gains on loans held for sale at fair value, a $93.5 million decrease in Loan origination fees and a $77.5 million decrease in fulfillment fees from PMT due to lower production volumes and gain on sale margins during the six months ended June 30, 2022 compared to the same period in 2021, partially offset by a $470.2 million increase in Net loan servicing fees reflecting improved valuation results in our MSRs and a $144.4 million decrease in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of increasing interest rates on both demand for mortgage loans and gain on sale margins during the quarter and six months ended June 30, 2022 compared to the strong demand due to the historically low interest rate environment that prevailed during the same periods in 2021.

During the quarter and six months ended June 30, 2022, we recognized Net gains on loans held for sale at fair value totaling $222.6 million and $521.0 million, respectively, a decrease of $360.1 million and $816.0 million, respectively, compared to the same periods in 2021. The decreases were primarily due to lower production volumes, lower overall gain on sale margins and decreases in early buyout (“EBO”) loan redelivery gains as a result of lower volumes and modifications as well as gain on sale margins during the quarter and six months ended June 30, 2022 compared to the same periods in 2021.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
From non-affiliates:
Cash gains:
Loans	$(451,171)	$387,305	$(1,395,392)	$470,017
Hedging activities	82,617	(325,651)	972,704	410,574
Total cash gains	(368,554)	61,654	(422,688)	880,591
Non-cash gains:
Change in fair value of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	27,251	5,670	(257,043)	(333,416)
Loans	(43,349)	(50,322)	177,081	54,900
Hedging derivatives	213,673	157,917	24,365	(115,770)
	197,575	113,265	(55,597)	(394,286)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	398,253	425,941	1,014,555	889,512
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(2,182)	(10,304)	(6,236)	(20,357)
Reductions in liability due to change in estimate	2,227	3,640	5,396	7,325
Total non-cash gains	595,873	532,542	958,118	482,194
Total gains on sale from non-affiliates	227,319	594,196	535,430	1,362,785
From PennyMac Mortgage Investment Trust (primarily cash)	(4,752)	(11,548)	(14,404)	(25,796)
	$222,567	$582,648	$521,026	$1,336,989
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed mortgage loans	$13,666,180	$23,397,624	$30,799,395	$48,544,503
Conventional conforming mortgage loans	4,173,683	10,873,536	12,147,958	21,845,370
Jumbo mortgage loans	32,713	—	50,726	—
	$17,872,576	$34,271,160	$42,998,079	$70,389,873
By production channel:
Consumer direct	$4,326,453	$14,107,575	$13,437,966	$27,491,791
Broker direct	2,219,730	4,506,355	5,746,359	10,177,154
Correspondent	11,326,393	15,657,230	23,813,754	32,720,928
	$17,872,576	$34,271,160	$42,998,079	$70,389,873
At end of period:
Loans held for sale at fair value			$3,586,810	$10,884,506
Commitments to fund and purchase loans			$7,665,657	$13,879,343

Non-cash elements of gain on sale of loans held for sale

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make commitments to purchase or fund mortgage loans. We recognize this gain in the form of interest rate lock commitments (“IRLC”). We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for EBO loans we have resold to third party investors) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 179% and 195% of our gains on sales of loans held for sale at fair value for the quarter and six months ended June 30, 2022, respectively, as compared to 72% and 66% for the quarter and six months ended June 30, 2021, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $2.2 million and $6.2 million for the quarter and six months ended June 30, 2022, respectively, compared to $10.3 million and $20.4 million for the quarter and six months ended June 30, 2021, respectively. The decreases in the provision relating to current loan sales are primarily attributable to a reduction in loan sales.

We also recorded reductions in the liability of $2.2 million and $5.4 million during the quarter and six months ended June 30, 2022, respectively, compared to $3.6 million and $7.3 million during the quarter and six months ended June 30, 2021, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$19,941	$14,239	$15,079	$13,788
New indemnifications	5,725	5,100	11,366	7,255
Less indemnified loans sold, repaid or refinanced	605	2,805	1,384	4,509
Loans indemnified at end of period	$25,061	$16,534	$25,061	$16,534
Repurchase activity:
Total loans repurchased	$28,020	$25,928	$45,549	$43,914
Less:
Loans repurchased by correspondent lenders	8,391	13,763	15,849	22,452
Loans repaid by borrowers or resold with defects resolved	8,164	1,927	13,660	4,576
Net loans repurchased with losses chargeable to liability for representations and warranties	$11,465	$10,238	$16,040	$16,886
Losses charged to liability for representations and warranties	$3,413	$757	$5,025	$1,385

At end of period:
Unpaid principal balance of loans subject to representations and warranties			$278,793,884	$234,327,924
Liability for representations and warranties			$39,336	$44,335

During the quarter and six months ended June 30, 2022, we repurchased loans totaling $28.0 million and $45.5 million, respectively. We charged losses of $3.4 million and $5.0 million to the liability during the quarter and six months ended June 30, 2022, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans. The recent increases in market interest rates may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase delinquent loans. Furthermore, these market factors and expected economic slowdown may increase the level of borrower defaults, increasing the level of repurchases we are required to make and making profitable resolutions of repurchased loans more difficult. We expect these developments will increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees decreased $57.3 million and $93.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to a decrease in the volume of loans we produced.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $33.4 million and $77.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to a decrease in loan production volume.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Loan servicing fees	$302,350	$260,021	$593,608	$519,466
Effects of MSRs and MSLs	(63,903)	(245,150)	(68,852)	(464,875)
Net loan servicing fees	$238,447	$14,871	$524,756	$54,591

Loan servicing fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Loan servicing fees:
From non-affiliates	$259,338	$208,275	$504,147	$419,028
From PennyMac Mortgage Investment Trust	20,335	20,015	41,423	39,108
Other
Late charges	11,356	7,938	23,312	16,902
Other	11,321	23,793	24,726	44,428
	22,677	31,731	48,038	61,330
	$302,350	$260,021	$593,608	$519,466
Average loan servicing portfolio
MSRs and MSLs	$294,119,536	$253,626,369	$289,506,967	$249,351,346
Subserviced for PMT	$224,340,103	$196,351,853	$223,145,653	$188,856,542

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

The increases in loan servicing fees from non-affiliates and from PMT for the quarter and six months ended June 30, 2022 were primarily due to growth of our loan servicing portfolio as compared to the same periods in 2021. The decreases in other loan servicing fees for the quarter and six months ended June 30, 2022, were primarily due to decreases in fees charged to correspondent lenders related to borrower early loan payoffs resulting from the reduction in prepayment activity we experienced in the current rising interest rate environment as compared to the same periods in 2021.

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

Change in fair value of MSRs, MSLs and ESS and the related hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(121,724)	$(85,671)	$(232,879)	$(168,334)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	233,826	(250,597)	557,892	55,529
	112,102	(336,268)	325,013	(112,805)
Change in fair value of excess servicing spread	—	—	—	(1,037)
Hedging results	(176,005)	91,118	(393,865)	(351,033)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(63,903)	$(245,150)	$(68,852)	$(464,875)
Average balances:
Mortgage servicing rights	$5,021,736	$3,346,877	$4,660,794	$3,120,761
Mortgage servicing liabilities	$2,442	$62,098	$2,560	$55,229
Excess servicing spread financing	$—	$—	$—	$43,484
At end of period:
Mortgage servicing rights			$5,217,167	$3,412,648
Mortgage servicing liabilities			$2,337	$100,091

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and six months ended June 30, 2022, realization of cash flows increased primarily due to the growth in our investment in MSRs partially offset by a reduction in the rate at which the MSRs are expected to be realized as a result of slower prepayment expectations in 2022 as compared to 2021.

Other changes in fair value of MSRs increased during both the six months ended June 30, 2022 and the same period in 2021 due to significant increases in interest rates and resulting decreases in expected future prepayment speeds in each period. The change for the six months ended June 30, 2022 was larger than the same period in 2021 due to the larger increase in interest rates experienced during the six months ended June 30, 2022.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the six months ended June 30, 2022 and 2021.

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2022	2021

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$276,627,961	$254,524,015
Acquired	20,683,203	23,861,358
	297,311,164	278,385,373
Loans held for sale	3,575,712	9,430,766
	300,886,876	287,816,139
Subserviced for PMT	226,365,581	221,864,120
Total prime servicing	527,252,457	509,680,259
Special servicing subserviced for PMT	23,001	28,022
Total loans serviced	$527,275,458	$509,708,281
Delinquencies:
Owned servicing (1):
30-89 days	$8,951,759	$6,943,327
90 days or more	6,063,542	9,838,648
	$15,015,301	$16,781,975
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,231,658	$1,111,151
90 days or more	2,439,641	2,732,089
	$3,671,299	$3,843,240
Subserviced for PMT (1):
30-89 days	$1,489,066	$1,164,782
90 days or more	898,735	1,810,910
	$2,387,801	$2,975,692
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$197,966	$171,114
90 days or more	431,331	638,703
	$629,297	$809,817
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

Net Interest Expense

Net interest expense decreased $371,000 and $2.6 million during the quarter and six months ended June 30, 2022 compared to the same periods in 2021. The decreases were primarily due to:

●	an increase in placement fees we receive relating to custodial funds that we manage due to increased earning rates, partially offset by lower average balances of custodial funds held;
●	a decrease in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of decreased borrower refinancing activity due to the higher interest rate environment; partially offset by
●	an increase in interest on unsecured senior notes.

Management Fees from PennyMac Mortgage Investment Trust

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Base management	$7,910	$8,648	$16,027	$17,097
Performance incentive	—	3,265	—	3,265
	$7,910	$11,913	$16,027	$20,362
Net assets of PMT at end of period			$2,070,640	$2,343,390

Management fees decreased $4.0 million and $4.3 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to the non-recurrence of $3.3 million of performance inventive fees earned during the quarter and six months ended June 30, 2021, as result of PMT’s profitability during the measurement period ended June 30, 2021, on which its performance incentive fee was based. Base management fees declined due to a decrease in PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Salaries and wages	$116,059	$154,391	$258,068	$298,022
Severance	7,456	15	12,591	84
Incentive compensation	39,245	71,888	93,543	144,543
Taxes and benefits	20,484	29,879	55,314	61,476
Stock and unit-based compensation	14,948	8,894	24,223	19,771
	$198,192	$265,067	$443,739	$523,896
Head count:
Average	5,706	7,151	6,316	7,008
Period end			5,088	7,231

Compensation expense decreased $66.9 million and $80.2 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to reductions in loan production in 2022 that resulted in a workforce reduction and decreased incentive compensation accruals due to reduced achievement of profitability targets.

Loan origination

Loan origination expense decreased $30.7 million and $42.8 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to decreased lending activities during the quarter and six months ended June 30, 2022 compared to the same periods during 2021.

Servicing

Servicing expenses decreased $28.2 million and $48.7 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These decreases were primarily due to a larger reversal of the provision for estimated servicing advance losses recorded in prior periods than during the quarter and six months ended June 30, 2022. The reduction reflects the ongoing improvements in the performance of our servicing portfolio as we continue to resolve delinquent loans relating to the COVID-19 pandemic.

Professional services

Professional expenses decreased $4.0 million during the quarter ended June 30, 2022 compared to the same period in 2021 primarily due to a decrease in consulting expenses related to technology infrastructure. Professional expenses increased $2.8 million during the six months ended June 30, 2022 compared to the same period in 2021 primarily due to increase in legal and consulting fees related to our investments in technology infrastructure.

Marketing and advertising

Marketing and advertising expense increased $2.8 million and $18.5 million during the quarter and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increases were primarily attributable to our new brand marketing campaign and increased marketing expenses for consumer direct lending.

Provision for Income Taxes

Our effective income tax rates were 27.2% and 26.5% during the quarter and six months ended June 30, 2022, respectively, compared to 26.9% and 26.0% during the same periods in 2021.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2022	2021

	(in thousands)
ASSETS
Cash and short-term investments	$1,420,357	$346,942
Loans held for sale at fair value	3,586,810	9,742,483
Derivative assets	103,901	333,695
Servicing advances, net	570,822	702,160
Investments in and advances to affiliates	44,271	41,391
Mortgage servicing rights	5,217,167	3,878,078
Loans eligible for repurchase	2,778,768	3,026,207
Other	550,159	705,656
Total assets	$14,272,255	$18,776,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$2,943,932	$7,772,580
Long-term debt	3,571,315	3,077,330
	6,515,247	10,849,910
Liability for loans eligible for repurchase	2,778,768	3,026,207
Income taxes payable	885,721	685,262
Other	631,134	796,908
Total liabilities	10,810,870	15,358,287
Stockholders' equity	3,461,385	3,418,325
Total liabilities and stockholders' equity	$14,272,255	$18,776,612
Leverage ratios:
Total debt / Stockholders' equity	1.9	3.2
Total debt / Tangible stockholders' equity	2.0	3.3

Total assets decreased $4.5 billion from $18.8 billion at December 31, 2021 to $14.3 billion at June 30, 2022. The decrease was primarily due to decreases of $6.2 billion in loans held for sale at fair value, partially offset by an increase of $1.3 billion in MSRs. The decrease in loans held for sale at fair value was primarily due to lower origination volume during the six months ended June 30, 2022.

Total liabilities decreased $4.5 billion from $15.3 billion at December 31, 2021 to $10.8 billion at June 30, 2022. The decrease was primarily due to a decrease of $4.8 billion in short-term debt, partially offset by an increase of $494 million in long-term debt, reflecting decreased borrowing requirements relating to our inventory of loans held for sale, partially offset by financing of our growing investment in MSRs.

Cash Flows

Our cash flows are summarized below:

	Six months ended June 30,
	2022	2021	Change

	(in thousands)
Operating	$6,131,516	$1,331,598	$4,799,918
Investing	(427,377)	(145,239)	(282,138)
Financing	(4,628,817)	(1,394,954)	(3,233,863)
Net increase (decrease) in cash and restricted cash	$1,075,322	$(208,595)	$1,283,917

Our cash flows resulted in a net increase in cash and restricted cash of $1.1 billion during the six months ended June 30, 2022 as discussed below.

Operating activities

Net cash provided by operating activities totaled $6.1 billion during the six months ended June 30, 2022 compared with net cash provided in operating activities of $1.3 billion during the same period in 2021. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Six months ended June 30,
	2022	2021

	(in thousands)
Cash flows from:
Loans held for sale	$6,015,822	$1,530,900
Other operating sources	115,694	(199,302)
	$6,131,516	$1,331,598

Investing activities

Net cash used in investing activities during the six months ended June 30, 2022 totaled $427.4 million, primarily due to $574.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $188.2 million decrease in margin deposits. Net cash used in investing activities during the six months ended June 30, 2021 totaled $145.2 million, primarily due to $345.6 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $134.7 million decrease in margin deposits.

Financing activities

Net cash used in financing activities totaled $4.6 billion during the six months ended June 30, 2022, primarily due to a decrease of $4.8 billion in short-term borrowings and $255.1 million of common stock repurchases, partially offset by issuance of a $500 million term note. The reduction in borrowings reflects reduced inventory of loans held for sale. Net cash used in financing activities totaled $1.4 billion during the six months ended June 30, 2021, primarily due to a decrease of $761.0 million in borrowings, $443.4 million of repurchase of our common stock and $134.6 million of repayment of ESS financing.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings and proceeds from and issuance of equity or debt offerings. In addition, we utilized existing borrowings to increase our cash balances to over $1.4 billion in the second quarter of 2022.

The effect of the COVID-19 pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the COVID-19 pandemic please also see the section entitled “Risk Factors” in Part II. Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable secured by mortgage servicing rights, a capital lease and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for advances with terms ranging from 30 days to 364 days. Because a significant portion of our current debt facilities consist of short-term debt, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Average balance	$2,215,595	$7,571,340	$2,964,727	$7,999,580
Maximum daily balance	$3,316,376	$10,856,677	$7,289,147	$10,856,677
Balance at period end			$2,290,666	$8,262,251

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of decreasing loan inventory levels during the six months ended June 30, 2022 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2022, we have repurchased approximately $1.6 billion of common shares under our stock repurchase program.

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

As of June 30, 2022, we have not entered into any off-balance sheet arrangements.

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

Under the terms of these financing agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of June 30, 2022, we believe we were in compliance in all material respects with these covenants.

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

The Company issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers in 2020 and 2021 under Rule 144A of the Securities Act of 1933, as amended. The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes, as described further above in “Liquidity and Capital Resources.” We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of June 30, 2022.

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$952,552	$2,950,000	$1,200,000	May 31, 2024
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (3)	$100,000	$100,000	$100,000	May 31, 2024
Bank of America, N.A.	$477,673	$1,425,000	$380,000	June 5, 2024
Goldman Sachs Bank USA	$186,361	$1,000,000	$500,000	December 23, 2022
Royal Bank of Canada	$182,820	$1,000,000	$225,000	June 14, 2023
Citibank, N.A.	$175,646	$950,000	$600,000	April 26, 2024
Morgan Stanley Bank, N.A.	$86,760	$500,000	$200,000	January 3, 2024
Wells Fargo Bank, N.A.	$79,082	$500,000	$200,000	November 17, 2023
JPMorgan Chase Bank, N.A.	$73,810	$500,000	$50,000	June 17, 2024
Barclays Bank PLC	$59,891	$500,000	$150,000	November 3, 2022
BNP Paribas	$37,554	$600,000	$300,000	July 31, 2023
JPMorgan Chase Bank, N.A.	$33,865	$500,000	$—	June 6, 2024
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$502,775	$550,000	$—	June 7, 2023
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
GMSR 2022-GT1 Notes	$500,000	500,000		May 25, 2027
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
(1)	Outstanding indebtedness as of June 30, 2022.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The $100 million is borrowed from CSFB and Citibank, N.A. under a sale of a VFN under an agreement to repurchase up to a maximum of $500 million secured by Ginnie Mae MSRs. No borrowing is outstanding from CSFB and Citibank, N.A. under a sale of the GMSR Servicing Advance Notes under an agreement to repurchase up to a maximum of $600 million. Maximum amounts borrowed under both agreements to repurchase may be reduced by amounts utilized under other debt agreements with CSFB and Citibank N.A.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2022:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (1)	$3,085,625	May 31, 2024	May 31, 2024
Royal Bank of Canada	$88,969	August 2, 2022	June 14, 2023
Bank of America, N.A.	$82,621	October 12, 2022	June 5, 2024
JP Morgan Chase Bank, N.A.	$75,401	August 17, 2022	June 6, 2024
Credit Suisse First Boston Mortgage Capital LLC (2)	$58,007	September 23, 2022	May 31, 2024
Barclays Bank PLC	$19,202	September 29, 2022	November 3, 2022
Wells Fargo Bank, N.A.	$18,324	September 29, 2022	November 17, 2023
Goldman Sachs	$16,177	October 20, 2022	December 23, 2022
JP Morgan Chase Bank, N.A.	$13,596	October 29, 2022	June 17, 2024
Citibank, N.A. (2)	$12,895	October 9, 2022	April 26, 2024
BNP Paribas	$7,534	October 4, 2022	July 31, 2023
Morgan Stanley Bank, N.A.	$4,359	October 14, 2022	January 3, 2024
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facilities with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. are in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between June 30, 2022 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Debt to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2022, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$346,740	$167,258	$82,179	$(79,424)	$(156,226)	$(302,462)
Pricing spread	$327,698	$158,923	$78,280	$(76,013)	$(149,848)	$(291,326)
Annual per-loan cost of servicing	$150,461	$75,231	$37,615	$(37,615)	$(75,231)	$(150,461)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2022.

Stock Repurchase Program

The following table summarizes information about our stock repurchase during the quarter ended June 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2022 – April 30, 2022	904,989	$48.63	904,989	$503,957,362
May 1, 2022 – May 31, 2022	559,604	$48.04	559,604	$477,072,376
June 1, 2022 – June 30, 2022	962,400	$44.42	962,400	$434,321,914
Total	2,426,993	$46.83	2,426,993	$434,321,914
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

10.1†	2022 Equity Incentive Plan	*

10.2

Amendment No. 1 to Third Amended and Restated Base Indenture, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	June 14, 2022

10.3

Series 2022-GT1 Indenture Supplement to Third Amended and Restated Base Indenture, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	June 14, 2022

10.4	Flow Servicing Agreement, dated as of June 1, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.5

Amendment No. 2 to Third Amended and Restated Base Indenture, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

*

10.6

Joint Amendment No. 7 to Series 2016-MSRVF1 Indenture Supplement and Amendment No. 5 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch.

*

10.7

Omnibus Amendment No. 1 to Amended and Restated Master Repurchase Agreements, dated as of June 8, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2016-MSRVF1 and SERIES 2020-SPIADVF1.

*

10.8

Amendment No. 2 to SERIES 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

*

10.9

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (ii) the Consolidated Statements of Operation for the quarter ended June 30, 2022 and June 30, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended June 30, 2022 and June 30, 2021, (iv) the Consolidated Statements of Cash Flows for the quarter ended June 30, 2022 and June 30, 2021 and (v) the Notes to the Consolidated Financial Statements.

*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: August 5, 2022	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2022	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)