Form 10-Q
period 2022-09-30
PennyMac Financial Services, Inc.
filed 2022-11-02
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2022
Common Stock, $0.0001 par value	50,081,414

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2022

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 23, 2022.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the corona virus (“COVID-19”);

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	declines in real estate values or significant changes in U.S. housing prices or activity in the U.S. housing market;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	changes in macroeconomic and U.S. real estate market conditions;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity and compliance with financial covenants;

●	our substantial amount of indebtedness;

●	increases in loan delinquencies and defaults;

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant contributor to our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights;

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for PMT, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2022	2021

	(in thousands, except share amounts)
ASSETS
Cash	$1,558,679	$340,069
Short-term investment at fair value	36,098	6,873
Loans held for sale at fair value (includes $4,012,264 and $9,135,577 pledged to creditors)	4,149,726	9,742,483
Derivative assets	164,160	333,695
Servicing advances, net (includes valuation allowance of $63,713 and $120,940; $253,370 and $232,107 pledged to creditors)	455,083	702,160
Mortgage servicing rights at fair value (includes $5,604,447 and $3,856,791 pledged to creditors)	5,661,672	3,878,078
Operating lease right-of-use assets	72,138	89,040
Investment in PennyMac Mortgage Investment Trust at fair value	884	1,300
Receivable from PennyMac Mortgage Investment Trust	32,306	40,091
Loans eligible for repurchase	3,757,538	3,026,207
Other (includes $9,886 and $45,294 pledged to creditors)	473,527	616,616
Total assets	$16,361,811	$18,776,612
LIABILITIES
Assets sold under agreements to repurchase	$3,487,335	$7,292,735
Mortgage loan participation purchase and sale agreements	367,473	479,845
Notes payable secured by mortgage servicing assets	1,793,972	1,297,622
Unsecured senior notes	1,778,988	1,776,219
Obligations under capital lease	—	3,489
Derivative liabilities	125,487	22,606
Mortgage servicing liabilities at fair value	2,214	2,816
Accounts payable and accrued expenses	358,187	359,413
Operating lease liabilities	92,380	110,003
Payable to PennyMac Mortgage Investment Trust	87,978	228,019
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,675	30,530
Income taxes payable	964,307	685,262
Liability for loans eligible for repurchase	3,757,538	3,026,207
Liability for losses under representations and warranties	37,187	43,521
Total liabilities	12,879,721	15,358,287

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,011,021 and 56,867,202 shares, respectively	5	6
Additional paid-in capital	—	125,396
Retained earnings	3,482,085	3,292,923
Total stockholders' equity	3,482,090	3,418,325
Total liabilities and stockholders' equity	$16,361,811	$18,776,612

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$170,342	$639,730	$705,772	$2,002,515
From PennyMac Mortgage Investment Trust	(1,648)	(12,976)	(16,052)	(38,772)
	168,694	626,754	689,720	1,963,743
Loan origination fees:
From non-affiliates	31,845	88,040	134,902	274,048
From PennyMac Mortgage Investment Trust	2,192	6,541	6,938	21,861
	34,037	94,581	141,840	295,909
Fulfillment fees from PennyMac Mortgage Investment Trust	18,407	43,922	55,807	158,777
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	270,336	216,592	774,483	635,620
From PennyMac Mortgage Investment Trust	20,247	20,703	61,670	59,811
Other	22,497	30,463	70,535	91,793
	313,080	267,758	906,688	787,224
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	95,411	(147,669)	420,424	(260,474)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	—	—	(1,037)
Mortgage servicing rights hedging results	(164,749)	(86,459)	(558,614)	(437,492)
	(69,338)	(234,128)	(138,190)	(699,003)
Net loan servicing fees	243,742	33,630	768,498	88,221
Net interest income (expense):
Interest income:
From non-affiliates	82,994	68,312	186,740	230,803
From PennyMac Mortgage Investment Trust	—	—	—	387
	82,994	68,312	186,740	231,190
Interest expense:
To non-affiliates	82,965	90,711	231,399	299,575
To PennyMac Mortgage Investment Trust	—	—	—	1,280
	82,965	90,711	231,399	300,855
Net interest income (expense)	29	(22,399)	(44,659)	(69,665)
Management fees from PennyMac Mortgage Investment Trust	7,731	8,520	23,758	28,882
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(119)	(67)	(311)	478
Results of real estate acquired in settlement of loans	528	378	1,881	1,698
Other	3,241	1,293	8,775	5,507
Total net revenues	476,290	786,612	1,645,309	2,473,550
Expenses
Compensation	157,793	249,183	601,532	773,079
Loan origination	28,356	80,932	148,620	243,999
Technology	35,647	32,406	105,054	100,314
Professional services	16,230	24,429	57,126	62,549
Marketing and advertising	7,601	11,360	43,011	28,238
Occupancy and equipment	11,299	9,389	30,139	27,456
Servicing	20,399	27,892	22,204	78,365
Other	13,493	11,472	40,105	34,478
Total expenses	290,818	447,063	1,047,791	1,348,478
Income before provision for income taxes	185,472	339,549	597,518	1,125,072
Provision for income taxes	50,338	90,239	159,628	294,665
Net income	$135,134	$249,310	$437,890	$830,407
Earnings per share
Basic	$2.59	$4.02	$8.10	$12.65
Diluted	$2.46	$3.80	$7.69	$11.98
Weighted average shares outstanding
Basic	52,170	62,085	54,043	65,671
Diluted	54,968	65,652	56,913	69,341

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2022	52,939	$5	$—	$3,461,380	$3,461,385
Net income	—	—	—	135,134	135,134
Stock-based compensation	20	—	6,863	—	6,863
Issuance of common stock in settlement of directors' fees	1	—	52	—	52
Repurchase of common stock	(1,949)	—	(6,915)	(92,787)	(99,702)
Common stock dividend ($0.20 per share)	—	—	—	(21,642)	(21,642)
Balance, September 30, 2022	51,011	$5	$—	$3,482,085	$3,482,090

	Quarter ended September 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2021	64,484	$6	$618,337	$2,895,486	$3,513,829
Net income	—	—	—	249,310	249,310
Stock-based compensation	130	—	11,165	—	11,165
Issuance of common stock in settlement of directors' fees	1	—	50	—	50
Repurchase of common stock	(4,195)	—	(257,354)	—	(257,354)
Common stock dividend ($0.20 per share)	—	—	—	(12,698)	(12,698)
Balance, September 30, 2021	60,420	$6	$372,198	$3,132,098	$3,504,302

	Nine months ended September 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	437,890	437,890
Stock-based compensation	837	—	24,686	—	24,686
Issuance of common stock in settlement of directors' fees	3	—	154	—	154
Repurchase of common stock	(6,696)	(1)	(150,236)	(204,522)	(354,759)
Common stock dividends ($0.60 per share)	—	—	—	(44,206)	(44,206)
Balance, September 30, 2022	51,011	$5	$—	$3,482,085	$3,482,090

	Nine months ended September 30, 2021
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	830,407	830,407
Stock-based compensation	933	—	25,787	—	25,787
Issuance of common stock in settlement of directors' fees	3	—	151	—	151
Repurchase of common stock	(11,422)	(1)	(700,792)	—	(700,793)
Common stock dividends ($0.60 per share)	—	—	—	(40,638)	(40,638)
Balance, September 30, 2021	60,420	$6	$372,198	$3,132,098	$3,504,302

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2022	2021

	(in thousands)
Cash flow from operating activities
Net income	$437,890	$830,407
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on loans held for sale at fair value	(689,720)	(1,963,743)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	(420,424)	261,511
Mortgage servicing rights hedging results	558,614	437,492
Capitalization of interest and advances on loans held for sale	(3,122)	(4,573)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	1,280
Amortization of debt issuance costs	14,560	19,154
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	416	(372)
Results of real estate acquired in settlement in loans	(1,881)	(1,698)
Stock-based compensation expense	30,689	28,595
Reversal of provision for servicing advance losses	(52,113)	(44,535)
Depreciation and amortization	23,809	21,729
Impairment of capitalized software	—	728
Amortization of operating lease right-of-use assets	11,796	10,539
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(36,544,166)	(51,471,399)
Origination of loans held for sale	(18,343,547)	(41,634,531)
Purchase of loans held for sale from non-affiliates	(1,564,173)	(3,867,782)
Purchase of loans from Ginnie Mae securities and early buyout investors	(5,620,437)	(17,969,911)
Sale to non-affiliates and principal payments of loans held for sale	67,056,886	118,048,768
Sale of loans held for sale to PennyMac Mortgage Investment Trust	298,862	—
Repurchase of loans subject to representations and warranties	(76,865)	(75,023)
Decrease (increase) in servicing advances	234,529	(18,718)
Decrease in receivable from PennyMac Mortgage Investment Trust	6,941	27,404
Sale of real estate acquired in settlement of loans	15,419	11,712
Decrease in other assets	74,433	95,836
(Decrease) increase in accounts payable and accrued expenses	(13,922)	45,707
Decrease in operating lease liabilities	(12,562)	(12,457)
Decrease in payable to PennyMac Mortgage Investment Trust	(153,276)	(39,755)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(3,855)	(3,350)
Increase in income taxes payable	279,045	37,068
Net cash provided by operating activities	5,543,826	2,770,083

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2022	2021

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(29,225)	10,171
Net change in assets purchased from PMT under agreement to resell	—	80,862
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(810,749)	(471,322)
Purchase of mortgage servicing rights	(3,927)	—
Acquisition of capitalized software	(59,631)	(32,276)
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,604)	(5,999)
Decrease in margin deposits	425,569	117,106
Net cash used in investing activities	(483,567)	(301,458)
Cash flow from financing activities
Sale of assets under agreements to repurchase	58,606,620	100,929,294
Repurchase of assets sold under agreements to repurchase	(62,413,898)	(103,689,987)
Issuance of mortgage loan participation purchase and sale certificates	14,947,597	17,990,980
Repayment of mortgage loan participation purchase and sale certificates	(15,059,445)	(17,992,673)
Issuance of notes payable secured by mortgage servicing assets	500,000	—
Issuance of unsecured senior notes	—	1,150,000
Repayment of obligations under capital lease	(3,489)	(6,281)
Repayment of excess servicing spread financing	—	(134,624)
Payment of debt issuance costs	(14,087)	(27,355)
Issuance of common stock pursuant to exercise of stock options	1,777	5,770
Payment of withholding taxes relating to stock-based compensation	(7,780)	(8,578)
Payment of dividend to holders of common stock	(44,206)	(40,638)
Repurchase of common stock	(354,759)	(700,793)
Net cash used in financing activities	(3,841,670)	(2,524,885)
Net increase (decrease) in cash and restricted cash	1,218,589	(56,260)
Cash and restricted cash at beginning of period	340,093	532,781
Cash and restricted cash at end of period	$1,558,682	$476,521
Cash and restricted cash at end of period are comprised of the following:
Cash	$1,558,679	$476,497
Restricted cash included in Other assets	3	24
	$1,558,682	$476,521
Supplemental cash flow information:
Cash paid for interest	$236,504	$301,014
Cash (refunds received) paid for income taxes, net	$(119,417)	$257,597
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$1,359,632	$1,386,324
Operating right-of-use assets recognized	$1,364	$20,871
Unsettled portion of MSR acquisitions	$213	$—
Non-cash financing activities:
Mortgage servicing liabilities resulting from loan sales	$—	$98,147
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$—	$557
Issuance of common stock in settlement of directors' fees	$154	$151

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (together, with its consolidated subsidiaries, unless the context indicated otherwise, “PFSI” or the “Company”) is a holding corporation and its primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). The Company is the managing member of PNMAC, and it operates and controls all of the businesses and consolidates the financial results of PNMAC and its subsidiaries.

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

●	PNMAC Capital Management, LLC (“PCM”) — a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

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

The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income that may be expected for the full year ending December 31, 2022. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, change in fair value of excess servicing spread financing (“ESS”), net interest, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 10% and 9% of total net revenue for the quarters ended September 30, 2022 and 2021, respectively, and 8% and 9% for the nine months ended September 30, 2022 and 2021, respectively. The Company also purchased 78% and 51% of its newly originated loan production from PMT during the quarters ended September 30, 2022 and 2021, respectively, and 65% and 53% during the nine months ended September 30, 2022 and 2021, respectively.

Note 4—Related Party Transactions

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights (“MSRs”) Recapture

Loan Sales

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

Following is a summary of loan production activities, including recapture, between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net gains on loans held for sale at fair value:
Net losses on loans held for sale to PMT (primarily cash)	$—	$—	$(2,820)	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(1,648)	(12,976)	(13,232)	(38,772)
	$(1,648)	$(12,976)	$(16,052)	$(38,772)
Sale of loans held for sale to PMT	$—	$—	$298,862	$—

Tax service fees earned from PMT included in Loan origination fees	$2,192	$6,541	$6,938	$21,861

Fulfillment fee revenue	$18,407	$43,922	$55,807	$158,777
Unpaid principal balance ("UPB") of loans fulfilled for PMT subject to fulfillment fees	$10,226,513	$28,605,098	$30,319,475	$92,846,231

Sourcing fees included in cost of loans purchased from PMT	$1,203	$1,537	$3,562	$4,905
Unpaid principal balance of loans purchased from PMT	$12,261,222	$15,249,441	$35,643,210	$49,106,232

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs, loans at fair value held in consolidated variable interest entities and loans held for sale (“Prime Servicing”) and its portfolio of residential mortgage loans purchased with credit deterioration (“Special Servicing”). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

●	The Company also receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees. The Company may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees associated with its management of REO.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
Loan type serviced	2022	2021	2022	2021

	(in thousands)
Loans acquired for sale	$258	$698	$780	$1,871
Loans at fair value	111	89	427	306
Mortgage servicing rights	19,878	19,916	60,463	57,634
	$20,247	$20,703	$61,670	$59,811

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Base management	$7,731	$8,778	$23,758	$25,875
Performance incentive (adjustment)	—	(258)	—	3,007
	$7,731	$8,520	$23,758	$28,882

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$705	$4,396	$8,896	$13,536
Common overhead incurred by the Company	2,574	1,548	6,247	3,387
Compensation	165	165	495	495
	$3,444	$6,109	$15,638	$17,418
Payments and settlements during the period (1)	$41,509	$51,020	$110,835	$238,202
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

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

PMT Common Stock

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Interest income relating to Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	$—	$—	$—	$387
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$(119)	$(67)	$(311)	$478

	September 30,	December 31,
	2022	2021

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$884	$1,300
Number of shares	75	75

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

To the extent the Company refinances any of the mortgage loans relating to the ESS it has issued, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. Under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equal to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, settle its obligation to PMT in cash in an amount equal to such fair market value instead of transferring such ESS.

During the nine months ended September 30, 2021, the Company repaid its outstanding ESS financing through the repurchase of the ESS from PMT.

Following is a summary of financing activities between the Company and PMT:

Nine months ended
September 30, 2021
(in thousands)
Excess servicing spread financing:
Balance at beginning of period	$131,750
Issuance pursuant to recapture agreement	557
Accrual of interest	1,280
Change in fair value	1,037
Repayment	(134,624)
Balance at end of period	$—
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$614

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2022	2021

	(in thousands)
Receivable from PMT:
Management fees	$7,731	$8,918
Correspondent production fees	6,812	8,894
Servicing fees	6,711	6,848
Allocated expenses and expenses incurred on PMT's behalf	5,571	15,431
Fulfillment fees	5,481	—
	$32,306	$40,091
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$84,418	$212,066
Other	3,560	15,953
	$87,978	$228,019

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

The Company has recorded $26.7 million and $30.5 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2022 and December 31, 2021, respectively. The Company made $340,000 and $3.9 million of payments under the tax receivable agreement during the quarter and nine months ended September 30, 2022, respectively. The Company made $3.4 million of payments under the tax receivable agreement during the nine months ended September 30, 2021.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Cash flows:
Sales proceeds	$16,215,098	$39,040,868	$67,056,886	$118,048,768
Servicing fees received (1)	$242,622	$178,684	$676,384	$576,332
(1)	Net of guarantee fees paid to the Agencies.

The following table summarizes the UPB of the loans sold by the Company in transactions when it maintains continuing involvement with the loans as servicer:

	September 30,	December 31,
	2022	2021

	(in thousands)
UPB of loans outstanding	$283,653,037	$254,524,015
Delinquent loans (1):
30-89 days	$9,359,346	$6,129,597
90 days or more:
Not in foreclosure	$5,706,722	$8,399,299
In foreclosure	$726,438	$715,016
Foreclosed	$8,324	$6,900
Loans in bankruptcy	$1,128,050	$1,039,362
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days	$1,501,578	$1,020,290
90 days or more	2,708,785	2,550,703
	$4,210,363	$3,570,993
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	September 30, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$283,653,037	$—	$283,653,037
Purchased	20,182,332	—	20,182,332
	303,835,369	—	303,835,369
PennyMac Mortgage Investment Trust	—	230,978,819	230,978,819
Loans held for sale	4,287,585	—	4,287,585
	$308,122,954	$230,978,819	$539,101,773
Subserviced for the Company (1)	$375,370	$—	$375,370
Delinquent loans (2):
30 days	$7,604,547	$1,302,774	$8,907,321
60 days	2,447,898	247,285	2,695,183
90 days or more:
Not in foreclosure	5,980,180	785,860	6,766,040
In foreclosure	807,860	71,060	878,920
Foreclosed	8,959	8,595	17,554
	$16,849,444	$2,415,574	$19,265,018
Loans in bankruptcy	$1,288,876	$126,299	$1,415,175
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$717,783	$121,966	$839,749
60 days	830,299	110,363	940,662
90 days or more	2,813,468	435,609	3,249,077
	$4,361,550	$667,938	$5,029,488
Custodial funds managed by the Company (3)	$5,385,565	$2,898,932	$8,284,497
(1)	Certain of the mortgage loans for which the Company has purchased the MSRs are subserviced on the Company’s behalf by other mortgage loan servicers on an interim basis when servicing of the loans has not yet been transferred to the Company’s loan servicing platform.

(2)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(3)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and they are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2021
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$254,524,015	$—	$254,524,015
Purchased	23,861,358	—	23,861,358
	278,385,373	—	278,385,373
PennyMac Mortgage Investment Trust	—	221,892,142	221,892,142
Loans held for sale	9,430,766	—	9,430,766
	$287,816,139	$221,892,142	$509,708,281
Delinquent loans (1):
30 days	$5,338,545	$974,055	$6,312,600
60 days	1,604,782	190,727	1,795,509
90 days or more:
Not in foreclosure	9,001,137	1,750,628	10,751,765
In foreclosure	829,494	43,793	873,287
Foreclosed	8,017	16,489	24,506
	$16,781,975	$2,975,692	$19,757,667
Loans in bankruptcy	$1,261,980	$133,655	$1,395,635
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$554,161	$81,580	$635,741
60 days	556,990	89,534	646,524
90 days or more	2,732,089	638,703	3,370,792
	$3,843,240	$809,817	$4,653,057
Custodial funds managed by the Company (2)	$8,485,081	$3,823,527	$12,308,608
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and they are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2022	2021

	(in thousands)
California	$67,949,538	$67,317,935
Florida	49,221,053	45,222,233
Texas	45,908,590	42,064,686
Virginia	33,026,449	31,442,370
Maryland	25,093,210	23,922,075
All other states	317,902,933	299,738,982
	$539,101,773	$509,708,281

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$36,098	$—	$—	$36,098
Loans held for sale at fair value	—	3,805,090	344,636	4,149,726
Derivative assets:
Interest rate lock commitments	—	—	12,195	12,195
Forward purchase contracts	—	5,042	—	5,042
Forward sales contracts	—	375,955	—	375,955
MBS put options	—	17,152	—	17,152
MBS call options	—	55	—	55
Put options on interest rate futures purchase contracts	70,577	—	—	70,577
Call options on interest rate futures purchase contracts	4,680	—	—	4,680
Total derivative assets before netting	75,257	398,204	12,195	485,656
Netting	—	—	—	(321,496)
Total derivative assets	75,257	398,204	12,195	164,160
Mortgage servicing rights at fair value	—	—	5,661,672	5,661,672
Investment in PennyMac Mortgage Investment Trust	884	—	—	884
	$112,239	$4,203,294	$6,018,503	$10,012,540
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$68,398	$68,398
Forward purchase contracts	—	226,369	—	226,369
Forward sales contracts	—	8,819	—	8,819
MBS call options	—	118	—	118
Put options on interest rate futures sales contracts	11,766	—	—	11,766
Call options on interest rate futures sale contracts	375	—	—	375
Total derivative liabilities before netting	12,141	235,306	68,398	315,845
Netting	—	—	—	(190,358)
Total derivative liabilities	12,141	235,306	68,398	125,487
Mortgage servicing liabilities at fair value	—	—	2,214	2,214
	$12,141	$235,306	$70,612	$127,701

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$6,873	$—	$—	$6,873
Loans held for sale at fair value	—	8,613,607	1,128,876	9,742,483
Derivative assets:
Interest rate lock commitments	—	—	323,473	323,473
Forward purchase contracts	—	20,485	—	20,485
Forward sales contracts	—	40,215	—	40,215
MBS put options	—	7,655	—	7,655
Swaption purchase contracts	—	1,625	—	1,625
Put options on interest rate futures purchase contracts	3,141	—	—	3,141
Call options on interest rate futures purchase contracts	2,078	—	—	2,078
Total derivative assets before netting	5,219	69,980	323,473	398,672
Netting	—	—	—	(64,977)
Total derivative assets	5,219	69,980	323,473	333,695
Mortgage servicing rights at fair value	—	—	3,878,078	3,878,078
Investment in PennyMac Mortgage Investment Trust	1,300	—	—	1,300
	$13,392	$8,683,587	$5,330,427	$13,962,429
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,280	$1,280
Forward purchase contracts	—	18,007	—	18,007
Forward sales contracts	—	35,415	—	35,415
Total derivative liabilities before netting	—	53,422	1,280	54,702
Netting	—	—	—	(32,096)
Total derivative liabilities	—	53,422	1,280	22,606
Mortgage servicing liabilities at fair value	—	—	2,816	2,816
	$—	$53,422	$4,096	$25,422

As shown above, all or a portion of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended September 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, June 30, 2022	$503,553	$65,151	$5,217,167	$5,785,871
Purchases and issuances, net	260,721	38,481	4,140	303,342
Capitalization of interest and advances	6,361	—	—	6,361
Sales and repayments	(71,078)	—	—	(71,078)
Mortgage servicing rights resulting from loan sales	—	—	345,077	345,077
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(9,217)	—	—	(9,217)
Other factors	(4,801)	(127,835)	95,288	(37,348)
	(14,018)	(127,835)	95,288	(46,565)
Transfers from Level 3 to Level 2	(340,903)	—	—	(340,903)
Transfers to loans held for sale	—	(32,000)	—	(32,000)
Balance, September 30, 2022	$344,636	$(56,203)	$5,661,672	$5,950,105
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2022	$(16,166)	$(56,203)	$95,288	$22,919
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2022	$2,337
Changes in fair value included in income	(123)
Balance, September 30, 2022	$2,214
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2022	$(123)

	Quarter ended September 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, June 30, 2021	$3,818,261	$343,610	$3,412,648	$7,574,519
Purchases and issuances, net	5,573,766	449,834	—	6,023,600
Capitalization of interest and advances	40,035	—	—	40,035
Sales and repayments	(4,286,574)	—	—	(4,286,574)
Mortgage servicing rights resulting from loan sales	—	—	432,429	432,429
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	38,698	—	—	38,698
Other factors	—	236,316	(233,957)	2,359
	38,698	236,316	(233,957)	41,057
Transfers from Level 3 to Level 2	(3,068,841)	—	—	(3,068,841)
Transfers to loans held for sale	—	(668,837)	—	(668,837)
Balance, September 30, 2021	$2,115,345	$360,923	$3,611,120	$6,087,388
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2021	$16,415	$360,923	$(233,957)	$143,381
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2021
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2021	$100,091
Mortgage servicing liabilities resulting from loan sales	33,764
Changes in fair value included in income	(86,288)
Balance, September 30, 2021	$47,567
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2021	$(86,288)

	Nine months ended September 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	2,994,447	345,770	4,140	3,344,357
Capitalization of interest and advances	54,080	—	—	54,080
Sales and repayments	(1,335,966)	—	—	(1,335,966)
Mortgage servicing rights resulting from loan sales	—	—	1,359,632	1,359,632
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(39,427)	—	—	(39,427)
Other factors	(26,119)	(694,318)	419,822	(300,615)
	(65,546)	(694,318)	419,822	(340,042)
Transfers from Level 3 to Level 2	(2,430,869)	—	—	(2,430,869)
Transfers to real estate acquired in settlement of loans	(386)	—	—	(386)
Transfers to loans held for sale	—	(29,848)	—	(29,848)
Balance, September 30, 2022	$344,636	$(56,203)	$5,661,672	$5,950,105
Changes in fair value recognized during the period relating to assets still held at September 30, 2022	$(31,587)	$(56,203)	$419,822	$332,032
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Nine months ended
Liabilities	September 30, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(602)
Balance, September 30, 2022	$2,214
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2022	$(602)

	Nine months ended September 30, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	16,630,301	1,279,701	—	17,910,002
Capitalization of interest and advances	118,879	—	—	118,879
Sales and repayments	(9,081,815)	—	—	(9,081,815)
Mortgage servicing rights resulting from loan sales	—	—	1,386,324	1,386,324
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	266,644	—	—	266,644
Other factors	—	389,138	(356,378)	32,760
	266,644	389,138	(356,378)	299,404
Transfers from Level 3 to Level 2	(10,493,751)	—	—	(10,493,751)
Transfers to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers of interest rate lock commitments to loans held for sale	—	(1,984,942)	—	(1,984,942)
Balance, September 30, 2021	$2,115,345	$360,923	$3,611,120	$6,087,388
Changes in fair value recognized during the period relating to assets still held at September 30, 2021	$79,529	$360,923	$(356,378)	$84,074
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Nine months ended September 30, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Mortgage servicing liabilities resulting from loan sales	—	98,147	98,147
Changes in fair value included in income	1,037	(95,904)	(94,867)
Repayments	(134,624)	—	(134,624)
Balance, September 30, 2021	$—	$47,567	$47,567
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2021	$—	$(95,904)	$(95,904)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2022			2021
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$(69,358)	$—	$(69,358)	$645,536	$—	$645,536
Mortgage servicing rights	—	95,288	95,288	—	(233,957)	(233,957)
	$(69,358)	$95,288	$25,930	$645,536	$(233,957)	$411,579
Liabilities:
Mortgage servicing liabilities	$—	$123	$123	$—	$86,288	$86,288

	Nine months ended September 30,
	2022			2021
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$(273,701)	$—	$(273,701)	$2,057,496	$—	$2,057,496
Mortgage servicing rights	—	419,822	419,822	—	(356,378)	(356,378)
	$(273,701)	$419,822	$146,121	$2,057,496	$(356,378)	$1,701,118
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$(1,037)	$(1,037)
Mortgage servicing liabilities	—	602	602	—	95,904	95,904
	$—	$602	$602	$—	$94,867	$94,867

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	September 30, 2022			December 31, 2021
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$4,087,039	$4,217,099	$(130,060)	$9,577,398	$9,263,242	$314,156
90 days or more delinquent:
Not in foreclosure	50,232	54,141	(3,909)	153,162	153,875	(713)
In foreclosure	12,455	16,345	(3,890)	11,923	13,649	(1,726)
	$4,149,726	$4,287,585	$(137,859)	$9,742,483	$9,430,766	$311,717

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2022	$—	$—	$911	$911
December 31, 2021	$—	$—	$2,588	$2,588

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Real estate acquired in settlement of loans	$(131)	$(284)	$(838)	$(912)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by mortgage servicing assets, Unsecured senior notes and Obligations under capital lease are carried at amortized cost.

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

The Company estimates the fair value of the Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers. The fair value and carrying value of these notes are summarized below:

	September 30, 2022		December 31, 2021
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Notes payable secured by mortgage servicing assets	$1,717,125	$1,793,972	$1,302,640	$1,297,622
Unsecured senior notes	$1,371,500	$1,778,988	$1,790,375	$1,776,219

Valuation Governance

Most of the Company’s financial assets, and all of its derivatives, MSRs, ESS, and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and derivatives and all of its MSRs, ESS, and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs, to the Company’s senior management valuation committee. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed securities in its loan servicing portfolio. The Company’s right to purchase a government guaranteed or insured loan arises as the result of the loan being at least three months delinquent on the date of purchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such loans may be resold to investors and thereafter may be repurchased to the extent they become eligible for resale into a new Ginnie Mae guaranteed security.

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

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value loans held for sale. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value loans held for sale are discount rates, home price projections, voluntary prepayment/resale and total prepayment/resale speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2022	December 31, 2021
Fair value (in thousands)	$344,636	$1,128,876
Key inputs (1):
Discount rate:
Range	3.3% – 10.2%	2.2% – 9.2%
Weighted average	3.6%	2.3%
Twelve-month projected housing price index change:
Range	(0.1)% – 0.1%	6.1% – 6.5%
Weighted average	0.0%	6.2%
Voluntary prepayment/resale speed (2):
Range	4.7% – 27.6%	0.4% – 30.3%
Weighted average	24.4%	22.0%
Total prepayment/resale speed (3):
Range	4.8% – 37.4%	0.4% – 39.3%
Weighted average	31.9%	28.2%
(1)	Weighted average inputs are based on the fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment/resale speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated fair value of MSRs attributable to the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2022	December 31, 2021
Fair value (in thousands) (1)	$(56,203)	$322,193
Key inputs (2):
Pull-through rate:
Range	7.9% – 100%	8.0% – 100%
Weighted average	79.5%	78.4%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	(3.3) – 7.5	(8.5) – 6.7
Weighted average	4.4	3.8
Percentage of loan commitment amount
Range	(0.6)% – 3.8%	(1.6)% – 3.6%
Weighted average	2.0%	1.5%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$345,077	$432,429	$1,359,632	$1,386,324
Unpaid principal balance of underlying loans	$16,003,556	$33,697,228	$65,956,748	$105,470,580
Weighted average servicing fee rate (in basis points)	49	34	44	33
Key inputs (1):
Annual total prepayment speed (2):
Range	6.8% – 19.1%	7.2% – 31.0%	5.7% – 23.4%	6.2% – 31.0%
Weighted average	11.1%	9.2%	9.0%	8.5%
Equivalent average life (in years):
Range	4.0 – 8.1	3.0 – 8.4	3.7 – 9.2	3.0 – 9.0
Weighted average	7.4	7.7	8.1	8.1
Pricing spread (3):
Range	5.5% – 11.4%	6.0% – 16.9%	5.5% – 16.1%	6.0% – 16.9%
Weighted average	8.1%	8.5%	7.8%	9.0%
Per-loan annual cost of servicing:
Range	$79 – $116	$80 – $117	$79 – $177	$80 – $117
Weighted average	$105	$102	$104	$104
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Effective January 1, 2022, the Company applies a pricing spread to the United State Treasury Securities (the “Treasury”) yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2022	December 31, 2021

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 5,661,672	$ 3,878,078
Pool characteristics:
Unpaid principal balance of underlying loans	$ 303,800,226	$ 278,324,780
Weighted average note interest rate	3.3%	3.2%
Weighted average servicing fee rate (in basis points)	36	34
Key inputs (1):
Annual total prepayment speed (2):
Range	5.1% – 17.1%	7.9% – 26.7%
Weighted average	7.6%	10.7%
Equivalent average life (in years):
Range	3.8 – 9.3	3.1 – 7.7
Weighted average	8.3	6.8
Effect on fair value of (3):
5% adverse change	($75,034)	($80,109)
10% adverse change	($147,692)	($157,252)
20% adverse change	($286,318)	($303,259)
Pricing spread (4):
Range	4.9% – 14.8%	5.3% – 15.5%
Weighted average	6.9%	7.7%
Effect on fair value of (3):
5% adverse change	($80,798)	($59,577)
10% adverse change	($159,312)	($117,352)
20% adverse change	($309,839)	($227,791)
Per-loan annual cost of servicing:
Range	$80 – $149	$79 – $197
Weighted average	$106	$108
Effect on fair value of (3):
5% adverse change	($38,133)	($32,979)
10% adverse change	($76,265)	($65,958)
20% adverse change	($152,531)	($131,916)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, the estimates should not be viewed as earnings forecasts.
(4)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar LIBOR/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSRs.

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

During the nine months ended September 30, 2021, the Company repaid its outstanding ESS financing payable to PMT.

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

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2022	2021
Fair value (in thousands)	$2,214	$2,816
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$35,143	$60,593
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	17.5%	19.8%
Equivalent average life (in years)	4.8	4.1
Pricing spread (3)	7.7%	6.9%
Per-loan annual cost of servicing	$1,208	$1,406
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London LIBOR/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSLs.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	September 30,	December 31,
Loan type	2022	2021

	(in thousands)
Government-insured or guaranteed	$3,256,696	$6,030,518
Conventional conforming	536,800	2,583,089
Jumbo	11,594	—
Home equity loans	972	—
Purchased from Ginnie Mae securities serviced by the Company	299,157	1,082,444
Repurchased pursuant to representations and warranties	44,507	46,432
	$4,149,726	$9,742,483
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$3,626,320	$8,629,861
Mortgage loan participation purchase and sale agreements	385,944	505,716
	$4,012,264	$9,135,577

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created in the Company’s loan production activities and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created in the Company’s loan production activities are IRLCs that are created when the Company commits to purchase or originate a loan for sale.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,070,065	$12,195	$68,398	14,111,795	$323,473	$1,280
Subject to master netting arrangements (2):
Forward purchase contracts	9,477,520	5,042	226,369	22,007,383	20,485	18,007
Forward sales contracts	14,995,779	375,955	8,819	34,429,676	40,215	35,415
MBS put options	700,000	17,152	—	9,550,000	7,655	—
MBS call options	—	55	118	—	—	—
Put options on interest rate futures purchase contracts	4,335,000	70,577	—	2,450,000	3,141	—
Call options on interest rate futures purchase contracts	2,675,000	4,680	—	1,250,000	2,078	—
Put options on interest rate futures sale contracts	300,000	—	11,766	—	—	—
Call options on interest rate futures sale contracts	400,000	—	375	—	—	—
Swaption purchase contracts	—	—	—	5,375,000	1,625	—
Treasury futures purchase contracts	4,143,200	—	—	1,544,800	—	—
Treasury futures sale contracts	3,491,400	—	—	1,925,000	—	—
Interest rate swap futures purchase contracts	—	—	—	3,010,600	—	—
Interest rate swap futures sale contracts	—	—	—	2,187,200	—	—
Total derivatives before netting		485,656	315,845		398,672	54,702
Netting		(321,496)	(190,358)		(64,977)	(32,096)
		$164,160	$125,487		$333,695	$22,606
Deposits received from derivative counterparties included in the derivative balances above, net		$131,138			$32,881
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	September 30, 2022				December 31, 2021
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$12,195	$—	$—	$12,195	$323,473	$—	$—	$323,473
RJ O'Brien	63,116	—	—	63,116	5,219	—	—	5,219
Morgan Stanley Bank, N.A.	54,619	—	—	54,619	—		—	—
Bank of America, N.A.	17,549	—	—	17,549	3,005	—	—	3,005
Citibank, N.A.	10,660	—	—	10,660	—	—	—	—
Others	6,021	—	—	6,021	1,998	—	—	1,998
	$164,160	$—	$—	$164,160	$333,695	$—	$—	$333,695

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

	September 30, 2022				December 31, 2021
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$68,398	$—	$—	$68,398	$1,280	$—	$—	$1,280
Credit Suisse First Boston Mortgage Capital LLC	1,116,556	(1,116,343)	—	213	1,974,278	(1,969,670)	—	4,608
Bank of America, N.A.	995,818	(995,818)	—	—	1,758,690	(1,758,690)	—	—
Morgan Stanley Bank, N.A.	269,997	(269,997)	—	—	299,580	(292,105)	—	7,475
BNP Paribas	242,282	(241,058)	—	1,224	349,172	(349,172)	—	—
Royal Bank of Canada	198,400	(198,400)	—	—	496,064	(496,064)	—	—
Wells Fargo Bank, N.A.	194,706	(187,153)	—	7,553	203,779	(200,338)	—	3,441
Barclays Capital	184,647	(161,390)	—	23,257	677,419	(676,685)	—	734
Citibank, N.A.	157,702	(157,702)	—	—	403,003	(402,806)	—	197
JPMorgan Chase Bank, N.A.	142,962	(139,205)	—	3,757	300,912	(300,912)	—	—
Goldman Sachs	36,515	(23,016)	—	13,499	853,147	(850,918)	—	2,229
Bank of Oklahoma	3,791	—	—	3,791	603	—	—	603
Nomura Securities International, Inc.	3,178	—	—	3,178	273	—	—	273
Others	617	—	—	617	1,766	—	—	1,766
	$3,615,569	$(3,490,082)	$—	$125,487	$7,319,966	$(7,297,360)	$—	$22,606
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2022	2021	2022	2021

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(121,353)	$17,313	$(378,396)	$(316,103)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$363,272	$(19,294)	$1,360,341	$275,510
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(164,749)	$(86,459)	$(558,614)	$(437,492)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$5,217,167	$3,412,648	$3,878,078	$2,581,174
Additions:
MSRs resulting from loan sales	345,077	432,429	1,359,632	1,386,324
Purchases	4,140	—	4,140	—
	349,217	432,429	1,363,772	1,386,324
Change in fair value due to:
Changes in valuation inputs used in valuation model (1)	237,154	(119,674)	794,779	(46,298)
Other changes in fair value (2)	(141,866)	(114,283)	(374,957)	(310,080)
Total change in fair value	95,288	(233,957)	419,822	(356,378)
Balance at end of period	$5,661,672	$3,611,120	$5,661,672	$3,611,120
UPB of underlying loans at end of period			$303,800,226	$259,220,948

			September 30,	December 31,
			2022	2021

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$5,604,447	$3,856,791
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$2,337	$100,091	$2,816	$45,324
Mortgage servicing liabilities resulting from loan sales	—	33,764	—	98,147
Changes in fair value due to:
Changes in valuation inputs used in valuation model (1)	(38)	(54,222)	(305)	(36,375)
Other changes in fair value (2)	(85)	(32,066)	(297)	(59,529)
Total change in fair value	(123)	(86,288)	(602)	(95,904)
Balance at end of period	$2,214	$47,567	$2,214	$47,567
UPB of underlying loans at end of period			$35,143	$8,885,785

(1)	Principally reflects changes in expected borrower performance and servicer losses given default. During the quarter ended September 30, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government insured or guaranteed loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Contractual servicing fees	$270,336	$216,592	$774,483	$635,620
Other fees:
Late charges	10,533	7,480	30,177	22,076
Other	2,952	7,457	11,487	23,079
	$283,821	$231,529	$816,147	$680,775

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Lease expense:
Operating leases	$5,046	$4,671	$15,008	$13,545
Short-term leases	235	196	695	666
Net lease expense included in Occupancy and equipment	$5,281	$4,867	$15,703	$14,211

Other information:
Payments for operating leases	$5,544	$5,210	$15,801	$15,395
Operating lease right-of-use assets recognized	$571	$13,058	$1,364	$20,871
Period end weighted averages:
Remaining lease term (in years)			4.9	6.0
Discount rate			3.8%	4.0%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2023	$24,786
2024	21,921
2025	18,855
2026	15,424
2027	8,896
Thereafter	13,263
Total lease payments	103,145
Less imputed interest	(10,765)
Operating lease liability	$92,380

Note 11—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2022	2021

	(in thousands)
Capitalized software, net	$152,655	$109,480
Derivative settlements receivable	115,384	20,026
Prepaid expenses	47,008	64,924
Furniture, fixtures, equipment and building improvements, net	29,928	31,677
Servicing fees receivable, net	25,861	23,672
Other servicing receivables	19,928	113,820
Interest receivable	18,793	9,688
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	9,886	36,632
Real estate acquired in settlement of loans	7,963	7,474
Margin deposits	1,539	100,482
Other	44,582	98,741
	$473,527	$616,616
Other assets pledged to secure:
Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$9,886	$36,632
Obligations under capital lease:
Capitalized software, net	—	4,546
Furniture, fixture, equipment and building improvements, net	—	4,116
	$9,886	$45,294

Note 12—Short-Term Debt

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2022.

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

The principal amount paid by CSCIB for the FMSR VFN is based upon a percentage of the market value of such FMSR VFN. Upon PLS’s repurchase of the FMSR VFN, PLS is required to repay CSCIB the principal amount relating thereto plus accrued interest (at a rate reflective of the current market based on a spread above SOFR to the date of such repurchase).

Freddie Mac MSR Facility

On December 7, 2021, the Company entered a Master Repurchase Agreement with CSCIB as purchaser secured by Freddie Mac MSRs with a maximum purchase price of $175 million which may be reduced by amounts outstanding with Credit Suisse under other financing facilities. The facility expires on May 31, 2024. The Company is not currently borrowing under this facility.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$1,949,452	$6,031,491	$2,622,581	$7,336,341
Weighted average interest rate (1)	4.34%	2.11%	2.90%	2.12%
Total interest expense	$24,329	$35,783	$67,048	$132,585
Maximum daily amount outstanding	$3,490,082	$8,044,148	$7,289,147	$10,969,029

	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance funded under:
Committed facilities	$2,703,673	$5,079,581
Uncommitted facilities	786,409	2,217,779
	3,490,082	7,297,360
Unamortized debt issuance costs	(2,747)	(4,625)
	$3,487,335	$7,292,735
Weighted average interest rate	4.66%	1.83%
Available borrowing capacity (2):
Committed	$801,328	$285,419
Uncommitted	5,333,590	8,417,221
	$6,134,918	$8,702,640
Fair value of assets securing repurchase agreements:
Loans held for sale	$3,626,320	$8,629,861
Servicing advances (3)	$253,370	$232,107
Mortgage servicing rights (3)	$5,604,447	$3,552,812
Deposits (3)	$9,886	$36,632
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $3.0 million and $3.7 million for the quarters ended September 30, 2022 and 2021, respectively, and $10.1 million and $15.5 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing for the VFN and GMSR Servicing Advance Notes described above, and the Term Notes described in Note 13 – Long-Term Debt - Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2022	Unpaid principal balance
(dollars in thousands)
Within 30 days	$715,649
Over 30 to 90 days	2,469,343
Over 90 to 180 days	191,861
Over 180 days to one year	13,229
Over one year to two years	100,000
Total assets sold under agreements to repurchase	$3,490,082
Weighted average maturity (in months)	3.1

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2022:

		Weighted average
Counterparties	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (1)	$3,451,397	May 31, 2024	May 31, 2024
JP Morgan Chase Bank, N.A. (warehouse facility)	$77,947	December 4, 2022	June 17, 2024
JP Morgan Chase Bank, N.A. (EBO facility)	$39,006	August 16, 2023	June 6, 2024
Credit Suisse First Boston Mortgage Capital LLC	$39,317	November 13, 2022	May 31, 2024
Royal Bank of Canada	$24,518	January 13, 2023	September 14, 2023
Morgan Stanley Bank, N.A.	$23,564	December 10, 2022	January 3, 2024
BNP Paribas	$13,192	December 16, 2022	July 31, 2023
Barclays Bank PLC	$11,178	November 3, 2022	November 3, 2022
Citibank, N.A.	$7,062	December 16, 2022	April 26, 2024
Bank of America, N.A.	$5,367	December 15, 2022	June 5, 2024
Goldman Sachs	$414	December 11, 2022	December 23, 2023
Wells Fargo Bank, N.A.	$—	September 30, 2022	November 17, 2023
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing for the VFN, and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Mortgage Loan Participation Purchase and Sale Agreements

Two of the borrowing facilities secured by loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to a lender pending the securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$210,639	$237,849	$216,167	$256,109
Weighted average interest rate (1)	3.65%	1.44%	2.53%	1.38%
Total interest expense	$2,073	$1,026	$4,570	$3,160
Maximum daily amount outstanding	$507,297	$532,819	$515,043	$532,819
(1)	Excludes the effect of amortization of debt issuance costs totaling $135,000 and $172,000 for the quarters ended September 30, 2022 and 2021, respectively, and $479,000 and $516,000 for the nine months ended September 30, 2022 and 2021, respectively.

	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$367,997	$479,845
Unamortized debt issuance costs	(524)	—
	$367,473	$479,845
Weighted average interest rate	4.48%	1.48%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$385,944	$505,716

Note 13—Long-Term Debt

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

Following is a summary of the issued and outstanding Term Notes:

		Annual interest rate
Issuance date	Principal balance	Index	Spread	Stated maturity date (1)
	(in thousands)
February 28, 2018	$650,000	One-month LIBOR	2.85%	2/25/2023
August 10, 2018	650,000	One-month LIBOR	2.65%	8/25/2023
June 3, 2022	500,000	SOFR	4.25%	5/25/2027
	$1,800,000
(1)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after their stated maturities.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$1,800,000	$1,300,000	$1,510,623	$1,300,000
Weighted average interest rate (1)	5.31%	2.87%	4.13%	2.89%
Total interest expense	$24,795	$9,896	$48,360	$29,888
(1)	Excludes the effect of amortization of debt issuance costs totaling $726,000 and $570,000 for the quarters ended September 30, 2022 and 2021, respectively, and $1.7 million for the nine months ended September 30, 2022 and 2021.

	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,300,000
Unamortized debt issuance costs	(6,028)	(2,378)
	$1,793,972	$1,297,622
Weighted average interest rate	6.12%	2.84%
Assets pledged to secure notes payable (1):
Servicing advances	$253,370	$232,107
Mortgage servicing rights	$5,089,648	$3,856,791
Deposits pledged to the Issuer Trust	$9,886	$36,632
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral for the VFN, the GMSR Servicing Advance Notes and any outstanding Term Notes. The VFN financing and the GMSR Servicing Advance Notes are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets. Beneficial interests in the Fannie Mae MSRs are pledged to the PFSI Issuer Trust - FMSR and serve as the collateral for the FMSR VFN and any outstanding FMSR Term Notes. The FMSR VFN financing is included in Assets sold under agreements to repurchase and any outstanding FMSR Term Note would be included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

Unsecured Senior Notes

The Company issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The Unsecured Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any future subordinated indebtedness of the Company, equally in right of payment with all existing and future senior indebtedness of the Company and effectively subordinated to any existing and future secured indebtedness of the Company to the extent of the fair value of collateral securing such indebtedness.

The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by PFSI’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indenture under which the Unsecured Notes were issued). The guarantees are senior unsecured obligations of the guarantors and will rank senior in right of payment to any future subordinated indebtedness of the guarantors, equally in right of payment with all existing and future senior indebtedness of the guarantors and effectively subordinated to any existing and future secured indebtedness of the guarantors to the extent of the fair value of collateral securing such indebtedness. The Unsecured Notes and the guarantees are structurally subordinated to the indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Unsecured Notes.

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands)
Average balance	$1,800,000	$1,381,522	$1,800,000	$1,229,853
Weighted average interest rate (1)	5.07%	4.91%	5.07%	4.86%
Total interest expense	$23,949	$17,442	$71,065	$46,281
(1)	Excludes the effect of amortization of debt issuance costs of $933,000 and $492,000 for the quarters ended September 30, 2022 and 2021, respectively, and $2.8 million and $1.4 million for the nine months ended September 30, 2022 and 2021, respectively.

	September 30,	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(21,012)	(23,781)
	$1,778,988	$1,776,219
Weighted average interest rate	5.07%	5.07%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on stated maturity dates) are as follows:

	Twelve months ended September 30,
	2023	2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$1,300,000	$—	$—	$—	$500,000	$—	$1,800,000
Unsecured senior notes	—	—	—	650,000	—	1,150,000	1,800,000
Total	$1,300,000	$—	$—	$650,000	$500,000	$1,150,000	$3,600,000
(1)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after their stated maturities.

Obligations Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matured on June 13, 2022 and bore interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Quarter ended	Nine months ended September 30,
	September 30, 2021	2022	2021

	(dollars in thousands)
Average balance	$6,804	$1,130	$9,072
Weighted average interest rate	2.09%	2.18%	2.11%
Total interest expense	$36	$20	$143
Maximum daily amount outstanding	$7,677	$3,489	$11,864

December 31,
2021
(dollars in thousands)
Unpaid principal balance	$3,489
Weighted average interest rate	2.11%
Assets pledged to secure obligations under capital lease:
Capitalized software	$4,546
Furniture, fixtures and equipment	$4,116

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$39,336	$44,335	$43,521	$32,688
Provision for losses:
Resulting from sales of loans	1,651	6,561	7,887	26,918
Reduction in liability due to change in estimate	(1,769)	(4,355)	(7,165)	(11,680)
Losses incurred, net	(2,031)	(735)	(7,056)	(2,120)
Balance at end of period	$37,187	$45,806	$37,187	$45,806
Unpaid principal balance of loans subject to representations and warranties at end of period			$285,532,190	$245,528,045

Note 15—Income Taxes

The Company’s effective income tax rates were 27.1% and 26.6% for the quarters ended September 30, 2022 and 2021, respectively, and 26.7% and 26.2% for the nine months ended September 30, 2022 and 2021, respectively. The increases in the effective income tax rates for the quarter and nine month ended September 30, 2022, as compared to the same periods in 2021, were primarily attributable to an increase in nondeductible compensation.

Note 16—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $7.1 billion as of September 30, 2022.

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

Note 17—Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2022	2021	2022	2021	total (1)

	(in thousands)
Shares of common stock repurchased	1,949	4,195	6,696	11,422	31,770
Cost of shares of common stock repurchased	$99,702	$257,354	$354,759	$700,793	$1,665,380
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through September 30, 2022.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(587,659)	$135,841	$(1,983,051)	$605,858
Hedging activities	570,864	(9,788)	1,543,568	400,786
	(16,795)	126,053	(439,483)	1,006,644
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	345,077	398,665	1,359,632	1,288,177
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(1,651)	(6,561)	(7,887)	(26,918)
Reductions in liability due to change in estimate	1,769	4,355	7,165	11,680
Changes in fair values of loans and derivatives held at period end:
Interest rate lock commitments	(121,353)	17,313	(378,396)	(316,103)
Loans	170,887	109,411	347,968	164,311
Hedging derivatives	(207,592)	(9,506)	(183,227)	(125,276)
	170,342	639,730	705,772	2,002,515
From PennyMac Mortgage Investment Trust (1)	(1,648)	(12,976)	(16,052)	(38,772)
	$168,694	$626,754	$689,720	$1,963,743
(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions.

Note 19—Net Interest Income (Expense)

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$7,759	$768	$8,736	$2,502
Loans held for sale at fair value	38,945	63,726	124,835	215,003
Placement fees relating to custodial funds	36,290	3,818	53,169	13,298
	82,994	68,312	186,740	230,803
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	—	—	387
	82,994	68,312	186,740	231,190
Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	24,329	35,783	67,048	132,585
Mortgage loan participation purchase and sale agreements	2,073	1,026	4,570	3,160
Obligations under capital lease	—	36	20	143
Notes payable secured by mortgage servicing assets	24,795	9,896	48,360	29,888
Unsecured senior notes	23,949	17,442	71,065	46,281
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	5,620	24,886	35,385	83,466
Interest on mortgage loan impound deposits	2,199	1,642	4,951	4,052
	82,965	90,711	231,399	299,575
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	—	—	1,280
	82,965	90,711	231,399	300,855
	$29	$(22,399)	$(44,659)	$(69,665)

Note 20—Stock-based Compensation

On May 24, 2022, PFSI’s stockholders approved and adopted the 2022 Equity Incentive Plan and no additional equity awards will be issued from the Company’s 2013 Equity Incentive Plan.

Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	342	310
Stock options	—	—	574	249
Time-based RSUs	—	—	331	171
Grant date fair value:
Performance-based RSUs	$—	$—	$19,522	$18,237
Stock options	—	—	12,138	5,116
Time-based RSUs	—	—	18,903	10,066
Total	$—	$—	$50,563	$33,419
Vestings and exercises:
Performance-based RSUs vested	—	—	643	640
Stock options exercised	20	104	83	289
Time-based RSUs vested	—	2	246	309
Stock-based compensation expense	$6,466	$8,824	$30,689	$28,595

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per share amounts)
Net income	$135,134	$249,310	$437,890	$830,407

Weighted average basic shares of common stock outstanding	52,170	62,085	54,043	65,671
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,798	3,567	2,870	3,670
Weighted average shares of common stock applicable to diluted earnings per share	54,968	65,652	56,913	69,341
Basic earnings per share	$2.59	$4.02	$8.10	$12.65
Diluted earnings per share	$2.46	$3.80	$7.69	$11.98

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	325	302	268	244
Time-based RSUs	—	—	116	68
Stock options (2)	1,423	249	1,312	199
Total anti-dilutive units and options	1,748	551	1,696	511
Weighted average exercise price of anti-dilutive stock options (2)	$58.49	$58.85	$58.61	$58.85
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

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

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2022		December 31, 2021
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,556,595	$772,807	$5,872,064	$722,040
Ginnie Mae	$5,868,827	$933,482	$5,424,747	$976,303
HUD	$5,868,827	$2,500	$5,424,747	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,545,995	$103,846	$316,659	$93,973
Ginnie Mae	$1,545,995	$239,211	$316,659	$220,577
Adjusted net worth / Total assets ratio
Ginnie Mae	36%	6%	29%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	40%	6%	32%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it is in compliance with Agencies’ revised requirements as currently interpreted as of September 30, 2022.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 23—Segments

The Company conducts its business in three segments: production, servicing (together, production and servicing comprise its mortgage banking activities) and investment management:

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for loans held for sale and loans serviced for others, including for PMT.
●	The investment management segment represents the Company’s investment management activities relating to PMT, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

The Company’s reportable segments are identified based on their unique activities. The Company’s chief operating decision maker is its chief executive officer. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance.

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$140,683	$28,011	$168,694	$—	$168,694
Loan origination fees	34,037	—	34,037	—	34,037
Fulfillment fees from PennyMac Mortgage Investment Trust	18,407	—	18,407	—	18,407
Net loan servicing fees	—	243,742	243,742	—	243,742
Net interest income (expense):
Interest income	30,825	52,169	82,994	—	82,994
Interest expense	24,970	57,995	82,965	—	82,965
	5,855	(5,826)	29	—	29
Management fees	—	—	—	7,731	7,731
Other	474	556	1,030	2,620	3,650
Total net revenue	199,456	266,483	465,939	10,351	476,290
Expenses	160,884	121,200	282,084	8,734	290,818
Income before provision for income taxes	$38,572	$145,283	$183,855	$1,617	$185,472
Segment assets at quarter end	$4,708,512	$11,626,311	$16,334,823	$26,988	$16,361,811
(1)	All revenues are from external customers.

	Quarter ended September 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenue: (1)
Net gains on loans held for sale at fair value	$496,568	$130,186	$626,754	$—	$626,754
Loan origination fees	94,581	—	94,581	—	94,581
Fulfillment fees from PennyMac Mortgage Investment Trust	43,922	—	43,922	—	43,922
Net loan servicing fees	—	33,630	33,630	—	33,630
Net interest income (expense):
Interest income	33,307	35,005	68,312	—	68,312
Interest expense	28,570	62,139	90,709	2	90,711
	4,737	(27,134)	(22,397)	(2)	(22,399)
Management fees	—	—	—	8,520	8,520
Other	218	148	366	1,238	1,604
Total net revenue	640,026	136,830	776,856	9,756	786,612
Expenses	309,460	128,876	438,336	8,727	447,063
Income before provision for income taxes	$330,566	$7,954	$338,520	$1,029	$339,549
Segment assets at quarter end	$7,926,709	$11,797,702	$19,724,411	$20,727	$19,745,138
(1)	All revenues are from external customers.

	Nine months ended September 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$515,188	$174,532	$689,720	$—	$689,720
Loan origination fees	141,840	—	141,840	—	141,840
Fulfillment fees from PennyMac Mortgage Investment Trust	55,807	—	55,807	—	55,807
Net loan servicing fees	—	768,498	768,498	—	768,498
Net interest income (expense):
Interest income	90,145	96,595	186,740	—	186,740
Interest expense	71,236	160,163	231,399	—	231,399
	18,909	(63,568)	(44,659)	—	(44,659)
Management fees	—	—	—	23,758	23,758
Other	1,842	2,072	3,914	6,431	10,345
Total net revenue	733,586	881,534	1,615,120	30,189	1,645,309
Expenses	676,090	343,473	1,019,563	28,228	1,047,791
Income before provision for income taxes	$57,496	$538,061	$595,557	$1,961	$597,518
Segment assets at period end	$4,708,512	$11,626,311	$16,334,823	$26,988	$16,361,811
(1)	All revenues are from external customers.

	Nine months ended September 30, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$1,431,824	$531,919	$1,963,743	$—	$1,963,743
Loan origination fees	295,909	—	295,909	—	295,909
Fulfillment fees from PennyMac Mortgage Investment Trust	158,777	—	158,777	—	158,777
Net loan servicing fees	—	88,221	88,221	—	88,221
Net interest income (expense):
Interest income	94,668	136,522	231,190	—	231,190
Interest expense	103,555	197,292	300,847	8	300,855
	(8,887)	(60,770)	(69,657)	(8)	(69,665)
Management fees	—	—	—	28,882	28,882
Other	1,445	2,270	3,715	3,968	7,683
Total net revenue	1,879,068	561,640	2,440,708	32,842	2,473,550
Expenses	941,165	381,018	1,322,183	26,295	1,348,478
Income before provision for income taxes	$937,903	$180,622	$1,118,525	$6,547	$1,125,072
Segment assets at period end	$7,926,709	$11,797,702	$19,724,411	$20,727	$19,745,138
(1)	All revenues are from external customers.

(

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On October 25, 2022, the Company announced that the board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on November 23, 2022 to common shareholders of record as of November 14, 2022.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Overview

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PFSI and its subsidiaries.

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

Our primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). We are the managing member of PNMAC, and we operate and control all of the businesses and affairs of PNMAC, and consolidate the financial results of PNMAC and its subsidiaries. We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management:

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PennyMac Mortgage Investment Trust, a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol “PMT”.
●	The investment management segment represents our investment management activities relating to PMT, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

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

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$168,694	$626,754	$689,720	$1,963,743
Loan origination fees	34,037	94,581	141,840	295,909
Fulfillment fees from PennyMac Mortgage Investment Trust	18,407	43,922	55,807	158,777
Net loan servicing fees	243,742	33,630	768,498	88,221
Net interest income (expense)	29	(22,399)	(44,659)	(69,665)
Management fees	7,731	8,520	23,758	28,882
Other	3,650	1,604	10,345	7,683
Total net revenues	476,290	786,612	1,645,309	2,473,550
Expenses:
Compensation	157,793	249,183	601,532	773,079
Loan origination	28,356	80,932	148,620	243,999
Technology	35,647	32,406	105,054	100,314
Servicing	20,399	27,892	22,204	78,365
Other	48,623	56,650	170,381	152,721
Total expenses	290,818	447,063	1,047,791	1,348,478
Income before provision for income taxes	185,472	339,549	597,518	1,125,072
Provision for income taxes	50,338	90,239	159,628	294,665
Net income	$135,134	$249,310	$437,890	$830,407
Earnings per share
Basic	$2.59	$4.02	$8.10	$12.65
Diluted	$2.46	$3.80	$7.69	$11.98
Annualized return on average stockholders' equity	15.6%	28.6%	16.9%	31.7%
Dividend declared per share	$0.20	$0.20	$0.60	$0.60
Income before provision for income taxes by segment:
Mortgage banking:
Production	$38,572	$330,566	$57,496	$937,903
Servicing	145,283	7,954	538,061	180,622
Total mortgage banking	183,855	338,520	595,557	1,118,525
Investment management	1,617	1,029	1,961	6,547
	$185,472	$339,549	$597,518	$1,125,072
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$152,878	$524,524	$486,631	$1,670,272
During the period:
Interest rate lock commitments issued	$18,019,364	$37,431,969	$61,017,443	$107,821,842
At end of period:
Interest rate lock commitments outstanding	$7,070,065	$15,804,462
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$303,835,369	$268,106,733
Loans held for sale	4,287,585	9,295,126
	308,122,954	277,401,859
Subserviced for PMT	230,978,819	218,013,788
	$539,101,773	$495,415,647

Net assets of PennyMac Mortgage Investment Trust	$2,017,331	$2,479,327
Book value per share	$68.26	$58.00
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Net income	$135,134	$249,310	$437,890	$830,407
Provision for income taxes	50,338	90,239	159,628	294,665
Income before provision for income taxes	185,472	339,549	597,518	1,125,072
Depreciation and amortization	9,434	6,762	23,809	21,729
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(237,192)	65,452	(795,084)	9,923
Increase in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	—	—	1,037
Hedging losses associated with MSRs	164,749	86,459	558,614	437,492
Stock‑based compensation	6,466	8,824	30,689	28,595
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	23,949	17,478	71,085	46,424
Adjusted EBITDA	$152,878	$524,524	$486,631	$1,670,272

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rate during the nine months ended September 30, 2022 and is expected to further increase interest rates in the near term, as well as reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Increasing interest rates are expected to reduce the size of the mortgage origination market from an estimated $4.4 trillion in 2021 to a current forecast of $2.4 trillion for 2022 according to leading economists.

Lower projected mortgage transaction volumes and increasing interest rates are expected to cause a decrease in all mortgage production activities, reduce gains from the redelivery of loans bought out from Ginnie Mae securities and increase competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021. Rising interest rates will increase the costs of certain floating rate borrowings, as well as provide greater interest income from our placement fees on deposits and loans held for sale. We have reduced and expect to continue to reduce business expenses to align with the lower projected mortgage production activities for the remainder of the year.

Income Before Provisions for Income Taxes

For the quarter ended September 30, 2022, income before provision for income taxes decreased $154.1 million compared to the same period in 2021. The decrease was primarily due to a $458.1 million decrease in Net gains on loans held for sale at fair value, a $60.5 million decrease in Loan origination fees and a $25.5 million decrease in fulfillment fees from PMT due to lower production and redelivery volumes and overall gain on sale margins during the quarter ended September 30, 2022 compared to the same period in 2021, partially offset by a $210.1 million increase in Net loan servicing fees reflecting improved valuation results in our MSRs, net of hedging results and a $156.2 million decrease in total expenses, primarily due to reductions in compensation, loan origination and servicing expenses.

For the nine months ended September 30, 2022, income before provision for income taxes decreased $527.6 million compared to the same period in 2021. The decrease was primarily due to a $1.3 billion decrease in Net gains on loans held for sale at fair value, a $154.1 million decrease in Loan origination fees and a $103.0 million decrease in fulfillment fees from PMT due to lower production and redelivery volumes and gain on sale margins during the nine months ended September 30, 2022 compared to the same period in 2021, partially offset by a $680.3 million increase in Net loan servicing fees reflecting improved valuation results in our MSRs, net of hedging results and a $300.7 million decrease in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of increasing interest rates on both demand for mortgage loans and gain on sale margins during the quarter and nine months ended September 30, 2022 compared to the strong demand due to the historically low interest rate environment that prevailed during the same periods in 2021.

During the quarter and nine months ended September 30, 2022, we recognized Net gains on loans held for sale at fair value totaling $168.7 million and $689.7 million, respectively, a decrease of $458.1 million and $1.3 billion, respectively, compared to the same periods in 2021. The decreases were primarily due to lower production volumes and decreases in early buyout (“EBO”) loan redelivery gains as a result of lower volumes and modifications during the quarter and nine months ended September 30, 2022 compared to the same periods in 2021.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(587,659)	$135,841	$(1,983,051)	$605,858
Hedging activities	570,864	(9,788)	1,543,568	400,786
Total cash gains	(16,795)	126,053	(439,483)	1,006,644
Non-cash gains:
Change in fair value of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	(121,353)	17,313	(378,396)	(316,103)
Loans	170,887	109,411	347,968	164,311
Hedging derivatives	(207,592)	(9,506)	(183,227)	(125,276)
	(158,058)	117,218	(213,655)	(277,068)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	345,077	398,665	1,359,632	1,288,177
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(1,651)	(6,561)	(7,887)	(26,918)
Reductions in liability due to change in estimate	1,769	4,355	7,165	11,680
Total non-cash gains	187,137	513,677	1,145,255	995,871
Total gains on sale from non-affiliates	170,342	639,730	705,772	2,002,515
From PennyMac Mortgage Investment Trust (primarily cash)	(1,648)	(12,976)	(16,052)	(38,772)
	$168,694	$626,754	$689,720	$1,963,743
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$14,861,276	$24,061,473	$45,660,671	$72,605,976
Conventional conforming loans	3,128,087	13,370,496	15,276,045	35,215,866
Jumbo loans	20,483	—	71,209	—
Home equity loans	9,518	—	9,518	—
	$18,019,364	$37,431,969	$61,017,443	$107,821,842
By production channel:
Consumer direct	$3,803,865	$16,326,210	$17,241,831	$43,818,001
Broker direct	1,864,659	4,876,142	7,611,018	15,053,295
Correspondent	12,350,840	16,229,617	36,164,594	48,950,546
	$18,019,364	$37,431,969	$61,017,443	$107,821,842
At end of period:
Loans held for sale at fair value			$4,149,726	$9,659,695
Commitments to fund and purchase loans			$7,070,065	$15,804,462

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

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 205% and 197% of our gains on sales of loans held for sale at fair value for the quarter and nine months ended September 30, 2022, respectively, as compared to 63% and 65% for the quarter and nine months ended September 30, 2021, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

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

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our credit administration staff and approved by our senior management credit committee which includes senior management in our loan production, loan servicing and credit risk management areas.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $1.7 million and $7.9 million for the quarter and nine months ended September 30, 2022, respectively, compared to $6.6 million and $26.9 million for the quarter and nine months ended September 30, 2021, respectively. The decreases in the provision relating to current loan sales are primarily attributable to a reduction in loan sales.

We also recorded reductions in the liability of $1.8 million and $7.2 million during the quarter and nine months ended September 30, 2022, respectively, compared to $4.4 million and $11.7 million during the quarter and nine months ended September 30, 2021, respectively. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$25,061	$16,534	$15,079	$13,788
New indemnifications	7,441	2,058	18,807	9,313
Less indemnified loans sold, repaid or refinanced	870	3,104	2,254	7,613
Loans indemnified at end of period	$31,632	$15,488	$31,632	$15,488
Repurchase activity:
Total loans repurchased	$31,666	$31,109	$77,215	$75,023
Less:
Loans repurchased by correspondent lenders	4,192	7,857	20,041	30,309
Loans repaid by borrowers or resold with defects resolved	39,652	6,508	53,312	11,084
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(12,178)	$16,744	$3,862	$33,630
Losses charged to liability for representations and warranties	$2,031	$735	$7,056	$2,120

At end of period:
Unpaid principal balance of loans subject to representations and warranties			$285,532,190	$245,528,045
Liability for representations and warranties			$37,187	$45,806

During the quarter and nine months ended September 30, 2022, we repurchased loans totaling $31.7 million and $77.2 million, respectively. We charged losses of $2.0 million and $7.1 million to the liability during the quarter and nine months ended September 30, 2022, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

The recent increases in market interest rates may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans. Furthermore, these market factors and expected economic slowdown may increase the level of borrower defaults, increasing the level of repurchases we are required to make and making it more difficult to minimize losses on repurchased loans. We expect these developments will increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees decreased $60.5 million and $154.1 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to a decrease in the volume of loans we produced.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $25.5 million and $103.0 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to a decrease in loan production volume.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Loan servicing fees	$313,080	$267,758	$906,688	$787,224
Effects of MSRs and MSLs	(69,338)	(234,128)	(138,190)	(699,003)
Net loan servicing fees	$243,742	$33,630	$768,498	$88,221

Loan servicing fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Loan servicing fees:
From non-affiliates	$270,336	$216,592	$774,483	$635,620
From PennyMac Mortgage Investment Trust	20,247	20,703	61,670	59,811
Other
Late charges	12,518	8,779	35,830	25,681
Other	9,979	21,684	34,705	66,112
	22,497	30,463	70,535	91,793
	$313,080	$267,758	$906,688	$787,224
Average loan servicing portfolio
MSRs and MSLs	$300,421,134	$263,358,691	$293,092,214	$253,881,852
Subserviced for PMT	$228,697,367	$211,094,125	$225,042,046	$196,232,751

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

The increases in loan servicing fees from non-affiliates and from PMT for the quarter and nine months ended September 30, 2022 were primarily due to growth of our loan servicing portfolio as compared to the same periods in 2021. The decreases in other loan servicing fees for the quarter and nine months ended September 30, 2022, were primarily due to decreases in fees charged to correspondent lenders related to borrower early loan payoffs resulting from the reduction in prepayment activity we experienced in the current rising interest rate environment as compared to the same periods in 2021.

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

Change in fair value of MSRs, MSLs and ESS and the related hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(141,781)	$(82,217)	$(374,660)	$(250,551)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	237,192	(65,452)	795,084	(9,923)
	95,411	(147,669)	420,424	(260,474)
Change in fair value of excess servicing spread	—	—	—	(1,037)
Hedging results	(164,749)	(86,459)	(558,614)	(437,492)
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(69,338)	$(234,128)	$(138,190)	$(699,003)
Average balances:
Mortgage servicing rights	$5,370,855	$3,466,325	$4,889,181	$3,229,798
Mortgage servicing liabilities	$2,285	$101,021	$2,472	$69,059
Excess servicing spread financing	$—	$—	$—	$28,830
At end of period:
Mortgage servicing rights			$5,661,672	$3,611,120
Mortgage servicing liabilities			$2,214	$47,567

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and nine months ended September 30, 2022, realization of cash flows increased primarily due to the growth in our investment in MSRs.

Other changes in fair value of MSRs increased during the quarter and nine months ended September 30, 2022 compared to the same period in 2021 due to significant increases in interest rates and resulting decreases in expected future prepayment speeds in 2022.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarter and nine months ended September 30, 2022 and 2021.

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2022	2021

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$283,653,037	$254,524,015
Acquired	20,182,332	23,861,358
	303,835,369	278,385,373
Loans held for sale	4,287,585	9,430,766
	308,122,954	287,816,139
Subserviced for PMT	230,959,804	221,864,120
Total prime servicing	539,082,758	509,680,259
Special servicing subserviced for PMT	19,015	28,022
Total loans serviced	$539,101,773	$509,708,281
Delinquencies:
Owned servicing (1):
30-89 days	$10,052,445	$6,943,327
90 days or more	6,796,999	9,838,648
	$16,849,444	$16,781,975
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$1,548,082	$1,111,151
90 days or more	2,813,468	2,732,089
	$4,361,550	$3,843,240
Subserviced for PMT (1):
30-89 days	$1,550,059	$1,164,782
90 days or more	865,515	1,810,910
	$2,415,574	$2,975,692
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$232,329	$171,114
90 days or more	435,609	638,703
	$667,938	$809,817
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of September 30, 2022:

			Average
Loan type	UPB	Loan count	Note rate	Seasoning	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$114,201,560	601	3.59%	41	322	$190	675	93%	65%	4.94%
VA	110,219,930	413	3.03%	25	334	$267	724	89%	69%	2.03%
USDA	21,306,839	144	3.54%	42	321	$148	698	98%	67%	5.07%
Agency:
Fannie Mae	28,153,018	103	3.17%	22	305	$274	760	68%	54%	0.35%
Freddie Mac	29,338,132	105	3.21%	14	315	$281	753	70%	58%	0.31%
Other:
Other (3)	615,890	2	3.66%	12	337	$310	766	65%	57%	0.10%
	$303,835,369	1,368	3.31%	31	324	$222	710	88%	65%	3.01%
(1)	Loan-to-Value

(2)	MSRs on government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.

(3)	Represents on MSRs on conventional loans sold to private investors.

Net Interest Income (Expense)

We generated net interest income of $29,000 during the quarter ended September 30, 2022, compared to net interest expense of $22.4 million in the same period in 2021. The increase in net interest income was primarily due to:

●	an increase of $32.5 million in placement fees we receive relating to custodial funds that we manage due to increased earning rates, partially offset by lower average balances of custodial funds held;
●	a decrease of $19.3 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of lower borrower refinancing activity due to the higher interest rate environment;
●	an increase of $7.0 million in interest income from cash balances; partially offset by
●	a decrease of $24.8 million in interest income from loans held for sale reflecting lower average levels of inventory; and
●	an increase of $11.0 million in interest expense on borrowings due to the higher interest rate environment.

Net interest expense decreased $25.0 million during the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in net interest expense was primarily due to:

●	a decrease of $48.1 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of lower borrower refinancing activity due to the higher interest rate environment;
●	an increase of $39.9 million in placement fees we receive relating to custodial funds that we manage due to increased earning rates, partially offset by lower average balances of custodial funds held;
●	a decrease of $21.0 million in interest expense on borrowing due to lower average assets sold under agreements to repurchase balances, partially offset by higher interest expense from long term debts;
●	an increase of $6.2 million interest income from cash balances; partially offset by
●	a decrease of $90.2 million in interest income from loans held for sale due to lower average inventory balances.

Management Fees from PennyMac Mortgage Investment Trust

Management fees from PMT summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Base management	$7,731	$8,778	$23,758	$25,875
Performance incentive (adjustment)	—	(258)	—	3,007
	$7,731	$8,520	$23,758	$28,882
Net assets of PMT at end of period			$2,017,331	$2,479,327

Management fees decreased $789,000 and $5.1 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to the non-recurrence of $3.0 million of performance incentive fees earned during the nine months ended September 30, 2021, as result of PMT’s profitability during the measurement period ended September 30, 2021, on which its performance incentive fee was based, in addition to a decrease in PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Salaries and wages	$97,992	$148,203	$356,060	$446,225
Severance	1,105	72	13,696	156
Incentive compensation	31,471	63,715	125,014	208,258
Taxes and benefits	20,759	28,369	76,073	89,845
Stock and unit-based compensation	6,466	8,824	30,689	28,595
	$157,793	$249,183	$601,532	$773,079
Head count:
Average	4,911	7,247	5,877	7,081
Period end			4,732	7,261

Compensation expense decreased $91.4 million and $171.5 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to work force reductions necessitated by reductions in loan production in 2022 and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets.

Loan origination

Loan origination expense decreased $52.6 million and $95.4 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to decreased lending activities during the quarter and nine months ended September 30, 2022 compared to the same periods during 2021.

Servicing

Servicing expenses decreased $7.5 million and $56.2 million during the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These decreases were primarily due to a larger reversal of the provision for estimated servicing advance losses recorded in prior periods than during the quarter and nine months ended September 30, 2022 and decreased purchases of EBO loans from Ginnie Mae guaranteed pools. The reduction reflects the improvements in the performance of our servicing portfolio due to the resolution of delinquent loans relating to the COVID-19 pandemic.

Professional services

Professional expenses decreased $8.2 million and $5.4 million during the quarter and nine months ended September 30, 2022 compared to the same periods in 2021. The decreases were primarily due to a decrease in consulting expenses related to technology infrastructure.

Marketing and advertising

Marketing and advertising expense decreased $3.8 million during the quarter ended September 30, 2022 compared to the same period in 2021. The decrease is primarily due to decrease in marketing expenses for consumer direct lending. Marketing and advertising expense increased $14.8 million during the nine months ended September 30, 2022 compared to the same period in 2021. The increase was primarily attributable to the launch of our new brand marketing campaign in early 2022.

Provision for Income Taxes

Our effective income tax rates were 27.1% and 26.7% during the quarter and nine months ended September 30, 2022, respectively, compared to 26.6% and 26.2% during the same periods in 2021. The increases in the effective income tax rates for the quarter and nine month ended September 30, 2022, as compared to the same periods in 2021, were primarily attributable to an increase in nondeductible compensation.

The Inflation Reduction Act was signed into law on August 16, 2022 ("Act"), effective for tax years beginning after December 31, 2022. The Inflation Reduction Act imposes a 15% Alternative Minimum Tax ("AMT") on the adjusted financial statement income ("AFSI") of applicable corporations. Applicable corporations generally include any corporation whose 3-year average AFSI exceeds $1 billion. Based on the current legislation and the definition of AFSI, we do not expect the Company will be subject to this corporate minimum tax.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2022	2021

	(in thousands)
ASSETS
Cash and short-term investments	$1,594,777	$346,942
Loans held for sale at fair value	4,149,726	9,742,483
Derivative assets	164,160	333,695
Servicing advances, net	455,083	702,160
Investments in and advances to affiliates	33,190	41,391
Mortgage servicing rights	5,661,672	3,878,078
Loans eligible for repurchase	3,757,538	3,026,207
Other	545,665	705,656
Total assets	$16,361,811	$18,776,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$3,854,808	$7,772,580
Long-term debt	3,572,960	3,077,330
	7,427,768	10,849,910
Liability for loans eligible for repurchase	3,757,538	3,026,207
Income taxes payable	964,307	685,262
Other	730,108	796,908
Total liabilities	12,879,721	15,358,287
Stockholders' equity	3,482,090	3,418,325
Total liabilities and stockholders' equity	$16,361,811	$18,776,612
Leverage ratios:
Total debt / Stockholders' equity	2.1	3.2
Total debt / Tangible stockholders' equity	2.2	3.3

Total assets decreased $2.4 billion from $18.8 billion at December 31, 2021 to $16.4 billion at September 30, 2022. The decrease was primarily due to decreases of $5.6 billion in loans held for sale at fair value, partially offset by an increase of $1.8 billion in MSRs and $1.2 billion in cash. The decrease in loans held for sale at fair value was primarily due to lower origination volume during the nine months ended September 30, 2022.

Total liabilities decreased $2.5 billion from $15.4 billion at December 31, 2021 to $12.9 billion at September 30, 2022. The decrease was primarily due to a decrease of $3.9 billion in short-term debt, partially offset by an increase of $0.7 billion of liability for loans eligible for repurchase, $0.5 billion in long-term debt and $0.3 billion of income tax payable. The decrease in short-term debt reflects decreased borrowing requirements relating to our inventory of loans held for sale. As a result of our reduced inventory financing requirements, our leverage ratios decreased significantly during the nine months ended September 30, 2022.

Cash Flows

Our cash flows are summarized below:

	Nine months ended September 30,
	2022	2021	Change

	(in thousands)
Operating	$5,543,826	$2,770,083	$2,773,743
Investing	(483,567)	(301,458)	(182,109)
Financing	(3,841,670)	(2,524,885)	(1,316,785)
Net increase (decrease) in cash and restricted cash	$1,218,589	$(56,260)	$1,274,849

Our cash flows resulted in a net increase in cash and restricted cash of $1.2 billion during the nine months ended September 30, 2022 as discussed below.

Operating activities

Net cash provided by operating activities totaled $5.5 billion during the nine months ended September 30, 2022 compared with net cash provided in operating activities of $2.8 billion during the same period in 2021. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Nine months ended September 30,
	2022	2021

	(in thousands)
Cash flows from:
Loans held for sale	$5,206,560	$3,030,122
Other operating sources	337,266	(260,039)
	$5,543,826	$2,770,083

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2022 totaled $483.6 million, primarily due to $810.7 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $59.6 million used in acquisition of capitalized software, partially offset by a $425.6 million decrease in margin deposits. Net cash used in investing activities during the nine months ended September 30, 2021 totaled $301.5 million, primarily due to $471.3 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $117.1 million decrease in margin deposits.

Financing activities

Net cash used in financing activities totaled $3.8 billion during the nine months ended September 30, 2022, primarily due to a decrease of $3.9 billion in short-term borrowings and $354.8 million of common stock repurchases, partially offset by issuance of a $500 million term note. The reduction in borrowings reflects reduced inventory of loans held for sale. Net cash used in financing activities totaled $2.5 billion during the nine months ended September 30, 2021, primarily due to a decrease of $1.6 billion in borrowings, $700.8 million of repurchase of our common stock and $134.6 million of repayment of ESS financing.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings and proceeds from and issuance of equity or debt offerings. In addition, we utilized existing borrowings to increase our cash balances to nearly $1.6 billion in the third quarter of 2022.

The effect of the COVID-19 pandemic on our operations, liquidity and capital resources remain uncertain and difficult to predict, for further discussion of the potential impacts of the COVID-19 pandemic please also see the section entitled “Risk Factors” in Part II. Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our primary borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable secured by mortgage servicing rights and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for advances with terms ranging from 30 days to 270 days. Because a significant portion of our current debt facilities consist of short-term debt, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Average balance	$1,949,452	$6,031,491	$2,622,581	$7,336,341
Maximum daily balance	$3,490,082	$8,044,148	$7,289,147	$10,969,029
Balance at period end			$3,490,082	$6,903,302

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of decreasing loan inventory levels during the nine months ended September 30, 2022 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We believe that we are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we are in compliance with Agencies’ revised requirements as currently interpreted as of September 30, 2022.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2022, we have repurchased approximately $1.7 billion of common shares under our stock repurchase program.

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

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2022, we have not entered into any off-balance sheet arrangements.

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through short-term borrowings with major financial institutions in the form of sales of assets under agreements to repurchase and mortgage loan participation purchase and sale agreements. We access the capital market for long-term debt through the issuance of secured term notes and unsecured senior notes. The issuer under our secured term note facilities is PLS or a wholly-owned issuer trust guaranteed by PNMAC. In addition, PFSI has issued unsecured senior notes guaranteed by certain of its restricted wholly-owned domestic subsidiaries.

Under the terms of these financing agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of September 30, 2022, we believe we were in compliance in all material respects with these covenants.

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

PFSI issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers in 2020 and 2021 under Rule 144A of the Securities Act of 1933, as amended. The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes, as described further above in “Liquidity and Capital Resources.” We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of September 30, 2022.

Our debt obligations have the following size and maturities:

	Outstanding	Total	Committed
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$1,066,343	$2,950,000	$1,200,000	May 31, 2024
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (3)	$100,000	$100,000	$100,000	May 31, 2024
Bank of America, N.A.	$995,818	$1,425,000	$380,000	June 5, 2024
Morgan Stanley Bank, N.A.	$269,997	$500,000	$200,000	January 3, 2024
BNP Paribas	$241,058	$600,000	$300,000	July 31, 2023
Royal Bank of Canada	$198,400	$1,000,000	$225,000	September 14, 2023
Wells Fargo Bank, N.A.	$187,153	$500,000	$200,000	November 17, 2023
Barclays Bank PLC	$161,390	$500,000	$150,000	November 3, 2022
JP Morgan Chase Bank, N.A. (warehouse facility)	$125,079	$500,000	$50,000	June 17, 2024
JP Morgan Chase Bank, N.A. (EBO facility)	$14,126	$500,000	$—	June 6, 2024
Citibank, N.A.	$107,702	$950,000	$600,000	April 26, 2024
Goldman Sachs Bank USA	$23,016	$100,000	$100,000	December 23, 2023
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$367,997	$550,000	$—	June 7, 2023
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2023
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
GMSR 2022-GT1 Notes	$500,000	500,000		May 25, 2027
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
(1)	Outstanding indebtedness as of September 30, 2022.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The $100 million is borrowed from CSFB and Citibank, N.A. under a sale of a VFN under an agreement to repurchase up to a maximum of $500 million secured by Ginnie Mae MSRs. No borrowing is outstanding from CSFB and Citibank, N.A. under a sale of the GMSR Servicing Advance Notes under an agreement to repurchase up to a maximum of $600 million. Maximum amounts borrowed under both agreements to repurchase may be reduced by amounts utilized under other debt agreements with CSFB and Citibank N.A.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2022:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (1)	$3,451,397	May 31, 2024	May 31, 2024
JP Morgan Chase Bank, N.A. (warehouse facility)	$77,947	December 4, 2022	June 17, 2024
JP Morgan Chase Bank, N.A. (EBO facility)	$39,006	August 16, 2023	June 6, 2024
Credit Suisse First Boston Mortgage Capital LLC (2)	$39,317	November 13, 2022	May 31, 2024
Royal Bank of Canada	$24,518	January 13, 2023	September 14, 2023
Morgan Stanley Bank, N.A.	$23,564	December 10, 2022	January 3, 2024
BNP Paribas	$13,192	December 16, 2022	July 31, 2023
Barclays Bank PLC	$11,178	November 3, 2022	November 3, 2022
Citibank, N.A. (2)	$7,062	December 16, 2022	April 26, 2024
Bank of America, N.A.	$5,367	December 15, 2022	June 5, 2024
Goldman Sachs	$414	December 11, 2022	December 23, 2023
Wells Fargo Bank, N.A.	$—	September 30, 2022	November 17, 2023
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facilities with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. are in the form of an asset sale under agreement to repurchase.

All debt financing arrangements that matured between September 30, 2022 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Debt to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2022, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$326,407	$157,681	$77,529	$(75,034)	$(147,692)	$(286,318)
Pricing spread	$347,974	$168,827	$83,175	$(80,798)	$(159,312)	$(309,839)
Annual per-loan cost of servicing	$152,531	$76,265	$38,133	$(38,133)	$(76,265)	$(152,531)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, results of operations, or cash flows of the Company. See Note 16 — Commitments and Contingencies, to the financial statements contained in this report for a discussion of legal and regulatory proceedings that are incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2022.

Stock Repurchase Program

The following table summarizes information about our stock repurchase during the quarter ended September 30, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2022 – July 31, 2022	477,946	$48.21	477,946	$411,278,900
August 1, 2022 – August 31, 2022	531,733	$56.18	531,733	$381,407,291
September 1, 2022 – September 30, 2022	939,346	$49.81	939,346	$334,619,773
Total	1,949,025	$51.15	1,949,025	$334,619,773
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

10.1

Amendment No. 2 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of September 28, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of October 1, 2022.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (ii) the Consolidated Statements of Operation for the quarter ended September 30, 2022 and September 30, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended September 30, 2022 and September 30, 2021, (iv) the Consolidated Statements of Cash Flows for the quarter ended September 30, 2022 and September 30, 2021 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: November 2, 2022	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 2, 2022	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)