Form 10-K
period 2022-12-31
PennyMac Financial Services, Inc.
filed 2023-02-22
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $1,244,422,870 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 20, 2023, the number of outstanding shares of common stock of the registrant was 50,033,203.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2023 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-K

December 31, 2022

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. of Part I hereof and any subsequent Quarterly Reports on Form 10-Q.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in macroeconomic and U.S. real estate market conditions;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	declines in real estate values or significant changes in U.S. housing prices or activity in the U.S. housing market;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the coronavirus (“COVID-19”);

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity and compliance with financial covenants;

●	our substantial amount of indebtedness;

●	increases in the number of loan delinquencies and defaults;

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant contributor to our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights;

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for PMT, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and our management’s experience across all aspects of the mortgage business will allow us to profitably grow these activities over time and capitalize on other related opportunities as they arise.

We operate and control all of the business and affairs and consolidate the financial results of Private National Mortgage Acceptance Company, LLC (“PNMAC”) and its subsidiaries described below:

●	Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the Veterans Administration (“VA”) and the United States Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands, and originate loans in all 50 states and the District of Columbia, either because it is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

●	Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

●	The production segment performs loan origination, acquisition and sale activities for our account as well as for PMT.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PMT.
●	The investment management segment performs investment management activities, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

Following is a summary of our segments’ results:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Net revenues:
Production	$865,177	$2,306,764	$2,824,999
Servicing	1,080,500	817,295	840,762
Investment management	40,078	43,302	39,836
	$1,985,755	$3,167,361	$3,705,597
Income before income taxes:
Production	$48,480	$1,044,411	$1,964,121
Servicing	613,626	306,678	262,144
Investment management	3,141	8,094	14,344
	$665,247	$1,359,183	$2,240,609
Total assets at year end:
Production	$3,866,934	$8,934,032	$7,870,398
Servicing	12,929,233	9,821,436	23,709,122
Investment management	26,417	21,144	18,275
	$16,822,584	$18,776,612	$31,597,795

Unpaid principal balance ("UPB") of loans purchased and originated for our account and for PMT	$109,115,829	$234,597,882	$196,589,353
UPB of loans serviced for PMT and non-affiliates at year end	$551,674,682	$509,708,281	$426,750,830
PMT assets under management at year end	$1,962,815	$2,367,518	$2,296,859

Mortgage Banking

Loan Production

Our loan production segment sources new prime credit quality residential conventional and government-insured or guaranteed mortgage loans through three channels: correspondent production, consumer direct lending and broker direct lending as described below.

Correspondent Production

In correspondent production we manage, on behalf of PMT and for our own account, the purchase from non-affiliates of mortgage loans that have been underwritten to investor guidelines. Our correspondent loans historically have been directed to each entity based on the guarantor of the mortgage-backed securities (“MBS”) created from the loans: our production focus has primarily been on loans insured or guaranteed by the FHA, VA or USDA for sale into MBS guaranteed by Ginnie Mae, whereas PMT’s production focus has been on loans that can be sold into MBS guaranteed by Fannie Mae or Freddie Mac. During 2022, we began to acquire certain loans for our own account that can be sold into MBS guaranteed by Fannie Mae and Freddie Mac.

This mortgage loan production arrangement between us and PMT exists, in part, because PMT is not approved as an issuer of Ginnie Mae guaranteed MBS. As a result, PMT sells the government-insured or guaranteed loans that it purchases from correspondent sellers to us and we pay PMT a sourcing fee ranging from one to two basis points, generally based on the average number of calendar days that PMT holds the loans before our purchase. We generally pool the government-insured or guaranteed loans into Ginnie Mae guaranteed MBS and then sell such MBS to institutional investors. We also acquire certain conventional loans from PMT under the same agreement.

In our correspondent production activities, for loans we source for our own account, we earn loan origination fees from the correspondent sellers, interest income on the loans during the time we hold such loans, gains or losses from the date we make a commitment to purchase the loans through the sale of these loans, and, in connection with such sales, we generally retain and recognize the fair value of the contractual rights to service the loans on behalf of the purchaser of the loans. These contracts are referred to as mortgage servicing rights (“MSRs”).

In our loan fulfillment activities in support of PMT’s correspondent production activities and only for loans purchased for PMT’s account, we earn fulfillment fees and tax service fees. We may also serve as a correspondent seller of newly originated loans from our consumer direct and broker direct lending channels to PMT under a mortgage loan purchase agreement. When we sell loans to PMT, PMT obtains the mortgage servicing rights relating to such loans. As such, our gains on sale of loans to PMT are primarily cash gains.

Consumer Direct Lending

Through our consumer direct lending channel, we originate mortgage loans on a national basis. Our consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network.

In our consumer direct lending activities, we earn loan origination fees from the borrower, interest income during the time we hold the loan before sale, gains or losses from the date we make a commitment to fund the loan through the sale of these loans, and, in sales to entities other than to PMT, we retain and recognize the fair value of the associated MSRs. To the extent we refinance loans that we subservice for PMT where PMT owns the related MSRs, we are generally required to pay PMT a recapture fee.

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

Our loan production activities are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
UPB of loans purchased and originated for sale through our:
Correspondent lending channel, from PennyMac Mortgage Investment Trust	$49,680,267	$64,774,728	$60,540,530
Consumer direct channel	15,405,697	43,060,266	23,491,465
Broker direct channel	6,939,834	16,759,314	12,168,106
	72,025,798	124,594,308	96,200,101
UPB of conventional loans fulfilled for PennyMac Mortgage Investment Trust	37,090,031	110,003,574	100,389,252
Total loan production	$109,115,829	$234,597,882	$196,589,353

The effect of our loan production transactions with PMT on our financial statements are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Net (losses) gains on loans held for sale at fair value:
Net (losses) gains on loans held for sale to PMT	$(2,820)	$—	$81,295
Mortgage servicing rights and excess servicing spread recapture incurred	(13,744)	(51,473)	(30,614)
	$(16,564)	$(51,473)	$50,681

Fulfillment fee revenue	$67,991	$178,927	$222,200
Tax service fees earned from PMT included in Loan origination fees	$8,418	$26,126	$23,408
Sourcing fees paid to PMT included in cost of loans purchased	$4,968	$6,472	$11,037

Loan Servicing

Our loan servicing segment performs loan administration, collection, and default management activities, including the collection and remittance of loan payments; responding to customer inquiries; providing accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent borrowers; administering loss mitigation activities, including modification and forbearance programs; and supervising foreclosures and property dispositions.

We service loans both as the owner of MSRs and mortgage servicing liabilities (“MSLs”) and as the subservicer on behalf of PMT.

The UPB of our loan servicing portfolio is summarized below:

	December 31,
	2022	2021

	(in thousands)
Mortgage servicing rights and mortgage servicing liabilities:
Originated	$295,032,674	$254,524,015
Purchased	19,568,122	23,861,358
	314,600,796	278,385,373
Loans held for sale	3,498,214	9,430,766
Total owned servicing	318,099,010	287,816,139
Subserviced for PennyMac Mortgage Investment Trust	233,575,672	221,892,142
Total	$551,674,682	$509,708,281

Our responsibilities and risks relating to loans we service in arrangements where we own the MSRs or MSLs differ from those where we act as subservicer for the owner of the servicing rights. As the owner of the servicing rights:

●	We recognize our investment in the servicing rights received in loan sale transactions where we retain the contractual obligation to service the loans as well the investment we make when we buy MSRs or liability we incur when we assume MSLs. We carry these assets and liabilities at fair value and as such they are subject to subsequent changes in fair value owing to the anticipated realization of the cash flows from the asset or liability or to changes in the market for such MSRs and MSLs;

●	Because our investment in MSRs can be significant and the fair value of this asset is sensitive to changes in prepayment activity, the cost to service the loans and marketplace return requirements, we incur costs to hedge this investment – primarily the risk of changes in fair value arising from changes in prepayment speeds in response to changes in interest rates;

●	We are responsible for advancing our corporate funds to protect the loan owners’ interest in the collateral securing such loans for such items as hazard insurance, property taxes and foreclosure-related costs, subject to future reimbursement, as well as advancing delinquent principal and interest payments to MBS holders; and

●	As the owner of Ginnie Mae MSRs, we have the option to purchase loans that are at least three months delinquent out of the underlying Ginnie Mae securities as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities, or we may be required to purchase loans out of Ginnie Mae securities if there has been a modification of the loans’ terms. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency and after a minimum required period of reperformance, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security.

As the subservicer for the owner of servicing rights, we do not carry the related MSRs or MSLs on our balance sheet and therefore do not recognize changes in the fair value of MSRs or MSLs and are generally not responsible for financing the advance of corporate funds to protect the loan owners’ interest in the collateral securing such loans. As a result, the fees we earn from such arrangements are generally less on a per-loan basis than those we earn from holding MSRs and MSLs.

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Net loan servicing fees:
From non-affiliates:
Loan servicing fees:
Contractually specified	$1,054,828	$875,570	$814,646
Other	91,894	118,884	116,464
	1,146,722	994,454	931,110
Effect of MSRs and MSLs:
Realization of cash flows	(523,495)	(347,576)	(392,152)
Other changes in fair value of MSRs and MSLs	877,671	(68,330)	(1,109,841)
Hedging results	(631,484)	(475,215)	918,180
	(277,308)	(891,121)	(583,813)
Net loans servicing fees from non-affiliates	869,414	103,333	347,297
From affiliates:
Loan servicing fees from PennyMac Mortgage Investment Trust	81,915	80,658	67,181
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	(1,037)	24,970
Net loans servicing fees from affiliates	81,915	79,621	92,151
Net loan servicing fees	$951,329	$182,954	$439,448
Average UPB of loan serviced for:
Non-affiliates	$297,207,950	$258,759,523	$235,567,838
Subserviced for PMT	$226,817,005	$202,047,495	$151,379,311

Investment Management

We are an investment manager through our subsidiary, PCM, which provides investment management services to PMT. We earn management fees as a percentage of PMT’s net assets and may earn incentive compensation based on PMT’s investment performance.

Following is a summary of our management fee revenue:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Base management	$31,065	$34,794	$34,538
Performance incentive	—	3,007	—
	$31,065	$37,801	$34,538
Net assets of PMT at end of year	$1,962,815	$2,367,518	$2,296,859

Our Business Strategies

Our business strategies include:

Consumer Direct Lending

We expect to grow our consumer direct lending business over time by leveraging our growing servicing portfolio through the recapture of existing customers for refinance and purchase-money loans as well as increasing our non-portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2022, we serviced 2.3 million loans. In 2022, 2021 and 2020, we funded $15.4 billion, $43.1 billion and $23.5 billion of mortgage loans, respectively, through our consumer direct lending channel. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best-in-class customer service.

Broker Direct Lending

According to Inside Mortgage Finance, the broker lending channel represented approximately 15% of U.S. residential mortgage originations in 2022. In 2022, 2021 and 2020, we funded $6.9 billion, $16.8 billion and $12.2 billion of mortgage loans, respectively, through our wholesale-broker channel, which is comprised of loans from both the broker segment as well as loans purchased through our non-delegated correspondent segment. We plan on growing our mortgage loan volume in this channel through the addition of new broker and non-delegated partner relationships, as well as expansion of existing relationships enabled by our leading broker technology platform.

Correspondent Lending

We expect to support our correspondent production market share by expanding the number and types of sellers from which we purchase loans and increasing the proportion of our sellers’ production volumes that we purchase as we continue to expand to the loan products and services we offer. We believe that we are well positioned to continue taking advantage of this opportunity based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes. In 2022, 2021 and 2020, we purchased $49.7 billion, $64.8 billion and $60.5 billion of mortgage loans, respectively, through our correspondent lending channel.

Mortgage Loan Servicing Portfolio

We expect to grow our servicing portfolio through loan production activities, as our correspondent production for our own account and consumer and broker direct lending add new servicing for owned MSRs, and correspondent conventional production for PMT’s account adds new subservicing. We or PMT may also grow our servicing portfolio through acquisitions. In 2022, our loan production totaled $109.1 billion in UPB and we purchased MSRs backed by loans with UPBs totaling $375.4 million. Our MSRs were backed by loans with UPBs totaling $314.6 billion as of December 31, 2022.

Expansion into New Markets and Products

We regularly evaluate opportunities to grow our business, including expansion into new markets and providing additional services to our customers directly or through external partnerships. To date, we have entered into partnerships or joint ventures that can provide insurance and closing and title services to our customers and others. We also continue to develop new products to satisfy demand from customers in each of our production channels and respond to changing circumstances in the market for mortgage-related financing.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $15.2 trillion of outstanding debt as of September 30, 2022. According to Inside Mortgage Finance, first lien mortgage loan origination volume was approximately $2.2 trillion in 2022. Many of the largest financial institutions, primarily banks which have traditionally held the majority of the market share in mortgage origination and servicing, have reduced their participation in the mortgage market creating opportunities for non-bank participants.

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

In our loan production and servicing segments, we compete with large financial institutions, including the cash windows of the GSEs, and with other independent residential mortgage loan producers and servicers, such as Rocket Mortgage, Mr. Cooper and United Wholesale Mortgage.

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

Seasonality/Cyclicality

The demand for loan originations is affected by consumer demand for home loans. Demand for home loans generally comes from the demand for loans made to finance the purchase of homes and the demand for loans made to refinance existing loans.

The demand for loans made to finance the purchase of homes is most significantly influenced by the overall strength of the economy, housing prices and availability and societal factors such as household formation and government support for homeownership.

The demand for loans made to refinance existing loans is most significantly influenced by movements in interest rates and to a lesser extent, to changes in property values and employment.

Human Capital Resources

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

We had over 4,000 domestic employees as of the end of fiscal year 2022. In addition, as of the end of fiscal year 2022, our workforce was 49.9% female and 50.1% male, and the ethnicity of our workforce was 44.4% White, 22.6% Hispanic or Latino, 14.3% Black or African American, 14.2% Asian and 4.5% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and “Two or More Races” as defined in our EE0-1 Report filed with the Department Labor).

Employee Retention and Development

We believe in attracting, developing and engaging the best talent, while providing a supportive work environment that prioritizes the health and safety of our employees. Talent development is a critical component of the employee experience and ensures that all employees have career growth opportunities, including establishing development networks and relationships and fostering continued growth and learning. Employees receive regular business and compliance training to help further enhance their career development objectives. We also actively manage enterprise-wide and divisional mentoring programs and have partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance the productivity of our employees.

Compensation and Succession Planning

Our compensation programs are designed to motivate and reward employees who possess the necessary skills to support our business strategy and create long-term value for our stockholders. Employee compensation may include base salary, annual cash incentives, and long-term equity incentives, as well as life insurance and 401(k) plan matching contributions. We also offer a comprehensive selection of health and welfare benefits to our employees including emotional well-being support and paid parental leave programs. Succession planning is also critical to our operations and we have established ongoing evaluations of our leadership depth and succession capabilities.

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

We have also taken proactive measures to strategically and sustainably advance equity in the workplace through our Business Resource Groups (“BRG”), a diversity hiring initiative, mentorship programs, and external partnerships with organizations such as the Mortgage Bankers Association and the National Association of Minority Mortgage Bankers of America. We also established leadership goals and created customized initiatives that focus on our continued effort to increase the number of women and underrepresented minorities in management positions throughout our company and its business divisions.

As it relates to our inclusive culture, we established the following BRGs to emphasize career growth, networking, and learning opportunities for employees and allies with shared backgrounds and experiences: the BOLD BRG (for Black and African American employees and allies), the HOLA BRG (for Hispanic, Latino and Latinx employees and allies), the InspirASIAN BRG (for our Asian American and Pacific Islander employees and allies), the Pennymac PRIDE BRG (for our LGBTQIA employees and allies), the SERVE BRG (for our veteran and military family employees and allies), and the wEMRG BRG (for our women employees and allies). We also foster a more inclusive culture through a variety of initiatives, including corporate training, special events, community outreach and corporate philanthropy.

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

We have established a separate donor advised fund to facilitate donations to various local and national charitable organizations and have provided funding to several charitable organizations located near our office sites and national organizations that support missions such as sustainable homeownership, mortgage and rental assistance, food insecurity, disaster recovery, family and child advocacy, and community empowerment. We also manage our environmental impact by focusing on improving our waste reduction, energy efficiency and water conservation.

Legal and Regulatory Compliance

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

Our servicing operations are licensed (or exempt or otherwise not required to be licensed) to service mortgage loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands. Our consumer direct lending business is licensed to originate loans in all 50 states and the District of Columbia.

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

We must comply with a number of federal consumer protection laws, including, among others:

●	the Real Estate Settlement Procedures Act (“RESPA”), and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

●	the Truth in Lending Act (“TILA”), and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans, notices of sale, assignments or transfers of ownership of mortgage loans, new servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements;

●	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

●	the Home Mortgage Disclosure Act and Regulation C thereunder, which require financial institutions to report certain public loan data;

●	the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

●	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;

●	the Gramm-Leach-Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

●	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

●	the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers;

●	the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas; and

●	the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the ongoing COVID-19 pandemic.

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

Intellectual Property

We rely on a combination of trademarks, copyrights, and trade secrets, as well as confidentiality and contractual provisions to protect our intellectual property and proprietary technologies. We hold or have otherwise applied for various registered trademarks, including trademarks with respect to the name Pennymac and various additional designs and word marks relating to the Pennymac name. Depending upon the jurisdiction, trademarks generally are valid as long as they are in use and/or their registrations are properly maintained. We generally intend to renew our trademarks as they come up for renewal. Our other intellectual property includes proprietary know-how and technological innovations, such as our proprietary workflow-driven cloud-based servicing system, as well as proprietary pricing engines, loan-level analytics systems and other trade secrets that we have developed to maintain our competitive position.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, proxy statements and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through the investor relations section of our website at www.pennymacfinancial.com as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

Item 1A. Risk Factors

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

●	Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.
●	Our mortgage banking revenues are highly dependent on macroeconomic factors and real estate market, mortgage market and financial market conditions.
●	We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.
●	We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.
●	We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.
●	Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.
●	We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable due to delinquencies, defaults and foreclosures that could adversely affect our business, financial condition, liquidity and results of operations.
●	Our acquisition and ownership of mortgage servicing rights exposes us to significant risks.
●	A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances and we may be unable to seek indemnity or require our counterparties to repurchase loans if they breach representations and warranties they make to us.
●	Failure to successfully modify, resell or refinance early buyout loans (“EBO”) or defaults of EBO loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.
●	We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.
●	Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business.
●	Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.
●	We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	New CFPB or state rules and regulations or more stringent enforcement of existing rules and regulations by these regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

●	We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.
●	We are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we will be able to obtain or maintain those Agency approvals or state licenses.
●	Our business, financial condition and results of operations may be adversely affected by the long term impact of the COVID-19 pandemic.
●	We rely on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.
●	A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.
●	Market conditions could reduce the fair value of the assets that we manage, which would reduce our management and incentive fees.
●	Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and for PMT, or in trying to appropriately allocate investment opportunities among ourselves and for PMT.
●	Our risk management efforts may not be effective.
●	Initiating new business activities, developing new products or significantly expanding existing business activities may expose us to new risks and increase our cost of doing business.
●	Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
●	We operate in a highly competitive market and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

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

Risks Related to Our Mortgage Banking Segment

Market and Financial Risks

Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.

Our operations, financial performance and earnings are affected by factors including prevailing interest rates, United States monetary policies or other macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence and demand. For example, as interest rates have risen in 2022, our loan production volumes have decreased as compared to 2021 as fewer loans were originated or refinanced. As a result, our net revenues decreased from $3.2 billion in fiscal year 2021 to $2.0 billion in fiscal year 2022. Inflation rates also increased in 2022 and may continue to rise. In addition, interest rates and the liquidity of the MBS market may be impacted by the Federal Reserve increasing the federal funds rate, tapering MBS purchases or selling MBS.

Our financial performance and profitability is directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

●	adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;
●	adversely affect our Ginnie Mae EBOs because loan modifications would become less economically feasible; and
●	increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production.

A decrease in prevailing interest rates could:

●	cause an increase in the expected volume of loan refinancings, which would require us to record decreases in fair value on our MSRs; and
●	reduce our earnings from our custodial deposit accounts.

Furthermore, borrowings under our warehouse lines of credit, and MSR and servicing advance facilities are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our earnings and cash flows may correspondingly decrease. An event of default, a negative ratings agency action, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to refinance existing debt and borrow additional funds. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates.

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

If we do not effectively manage loan production volumes and are unable to consistently maintain quality of execution, our reputation and existing relationships with mortgage lenders and brokers could be damaged, we may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders and brokers, our new mortgage products may not gain widespread acceptance and the quality of our correspondent production, consumer direct lending and wholesale broker lending operations could suffer, all of which could negatively affect our brand and operating results.

Our loan production segment is also subject to overall market factors that could adversely impact our loan production volumes. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or a decrease in home purchase activity can decrease our loan production volumes. We may be forced to accept lower margins in our respective businesses to continue to compete and keep our loan production volumes consistent with past or projected levels or be forced to reduce our levels of production activity. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2022, we had $7.0 billion of total indebtedness outstanding (approximately $5.2 billion of which was secured) and up to $6.5 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

●	require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for operations, capital expenditures and other general corporate purposes;
●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default under the indentures governing the unsecured senior notes or under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness under our other debt instruments or the unsecured senior notes;
●	subject us to increased sensitivity to interest rate increases;
●	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic events, including the COVID-19 pandemic and climate change;
●	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
●	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Our ability to finance our business operations and repay maturing obligations rests in large part on our ability to borrow money. Unlike some of our competitors who fund mortgage loans through bank deposits, we generally fund our mortgage loans through borrowings under warehouse facilities and other financing arrangements as well as funds from our operations. Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We require new and continued financing to fund mortgage loans and operate our business. We are generally required to renew many of our financing arrangements on a regular basis, which exposes us to refinancing and interest rate risks. Our ability to refinance our existing financial obligations and borrow additional funds is affected by a variety of factors beyond our control including:

●	limitations imposed on us under our financing agreements that contain restrictive covenants and borrowing conditions, which may limit our ability to raise additional debt;
●	restrictions imposed upon us by regulatory agencies that mandate certain minimum capital and liquidity requirements and additional scrutiny from such regulatory agencies;
●	liquidity in the credit markets;
●	prevailing interest rates;
●	the strength of the lenders from which we borrow, and the regulatory environment in which they operate, including proposed capital strengthening requirements;
●	limitations on borrowings from financing arrangements imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the credit facility; and
●	accounting changes that may impact calculations of covenants in our financing arrangements.

We are also dependent on a limited number of banking institutions that extend us credit on terms that we have determined to be commercially reasonable. These banking institutions are subject to their own regulatory supervision, liquidity and capital requirements, risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Certain banking institutions have already exited, and others may in the future decide to exit the mortgage business. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

In the event that any of our financial arrangements is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business.

We finance our loans and other assets under secured financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our business, financial condition, liquidity and results of operations.

We finance and, to the extent available, we intend to continue to leverage the loans produced through our loan production businesses with borrowings under repurchase agreements. When we enter into repurchase agreements, we sell mortgage loans to lenders, which are the repurchase agreement counterparties, and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash that we receive from a lender when we initially sell the assets to that lender is less than the fair value of those assets (this difference is referred to as the haircut or margin), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut or margin reduced by interest accrued on the repurchase agreement (assuming that there was no change in the fair value of the assets). Repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

In addition, we invest in certain assets, including MSRs and EBOs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and EBOs under secured financing arrangements. Freddie Mae MSRs are pledged through a special purpose entity to secure borrowings under a master repurchase agreement. Fannie Mae and Ginnie Mae MSRs are pledged to special purpose entities, each of which issues variable funding notes and term notes that are secured by such Fannie Mae or Ginnie Mae assets, as applicable, and repaid through the servicing cash flows. Some of our EBOs are contributed to a special purpose entity, which issues participation certificates pledged to secure borrowings under a master repurchase agreement. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

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

As of December 31, 2021, one-week and two-month United States Dollar LIBOR (and certain non-U.S. dollar LIBOR settings) were discontinued, while the remaining non-U.S. dollar LIBOR settings ceased to be representative and thereafter began to be published only on a “synthetic basis”. In addition, the UK Financial Conduct Authority (the “FCA”), which is the regulator of the LIBOR administrator, has announced that the principal United States Dollar LIBOR tenors (overnight and one, three, six and 12 months) will cease to be published by any administrator or will no longer be representative as of June 30, 2023. In addition, despite the expected publication of the principal United States Dollar LIBOR settings through June 30, 2023, the FCA has prohibited the firms it regulates from using such settings in new contracts (subject to limited exceptions).

Accordingly, many LIBOR obligations have transitioned to another benchmark or will soon do so. Different types of financial products have transitioned, or are expected to transition, to different benchmarks; and there is no assurance that any alternative benchmark will be the economic equivalent of any LIBOR setting. For some existing LIBOR-based obligations, the contractual consequences of the discontinuation of LIBOR may not be clear. Although the foregoing reflects the timing (or expected timing) of LIBOR discontinuation and certain consequences, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published until any particular date or in any particular form, and there is no assurance regarding the consequences of LIBOR discontinuation. Uncertainty as to the foregoing and the nature of alternative reference rates may adversely impact the availability and costs of borrowings.

The discontinuation of LIBOR could have a significant impact on the financial markets and our business activities. The cost of borrowing under certain of our financing arrangements is based on LIBOR.  We also may hold assets and instruments used to hedge the value of certain assets with values or cash flows determined by reference to LIBOR. We expect to face challenges during the transition away from LIBOR for all of our LIBOR based financing arrangements, regardless of whether their maturity dates (as applicable) fall before or after the discontinuation date after June 30, 2023. These challenges include, but are not limited to, amending agreements or instruments underlying our existing and/or new LIBOR-based assets, financing arrangements, securities and liabilities with appropriate fallback language in such a way as to ensure economic equivalence with our LIBOR-based assets, financing arrangements and securities prior to the discontinuation of LIBOR, and the possibility that LIBOR may deteriorate as a viable benchmark to ensure a fair cost of funds for our LIBOR-linked liabilities, interest income for our LIBOR-linked assets, and/or the determination of fair value for certain of our assets and hedges using LIBOR as a benchmark rate or used to develop a market discount rate. In addition, the transition to using any new benchmark rate or other financial metric may require changes to existing transaction data, products, systems, models, operations and pricing processes.

We also anticipate additional risks to our current business activities as they relate to the discontinuation of LIBOR.  We may service LIBOR-based adjustable rate mortgages for which the underlying mortgage notes incorporate fallback provisions, but we cannot anticipate the response of our borrowers or note holders to such risks.  We may also incorporate LIBOR base rates for financial planning and reporting in our financial models.

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

Due to these risks, we expect that both the impending and actual discontinuation of LIBOR could affect our interest expense and earnings, our cost of capital, and the fair value of certain of our assets and the instruments we use to hedge their fair value. For the same reason, we also can provide no assurance that changes in the fair value of our hedge instruments will effectively offset changes in the fair value of the assets they are expected to hedge.  Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes. Our inability to manage these risks effectively may adversely affect our business, financial condition, liquidity and results of operations.

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

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and other changing market conditions such as those resulting from the long term impact of the COVID-19 pandemic. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

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

We utilize derivative financial instruments for hedging purposes, which may include swaps, options and futures; however, the prices of derivative financial instruments are highly volatile. As a result, the cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to stockholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

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

Our estimates of the fair value of our MSRs is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, interest rate changes, costs to service the loans and other market conditions.

We use internal financial models that utilize our understanding of inputs used by market participants to value our MSRs for purposes of financial reporting and for purposes of determining the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our inputs and the results of the models.

If loan delinquencies or prepayment speeds are different than anticipated or other factors perform differently than modeled, the recorded fair value of certain of our MSRs may change. Significant differences in performance could increase the chance that we do not adequately estimate the effect of these factors on our valuations which could result in misstatements of our financial results, restatements of our financial statements, or otherwise materially and adversely affect our business, financial condition, liquidity and results of operations.

The geographic concentration of our servicing portfolio may be affected by weaker economic conditions or adverse events specific to certain regions which could decrease the fair value of our MSRs and adversely affect our business, financial condition, liquidity and results of operations.

A decline in the economy, the long term impact of the COVID-19 pandemic or other difficulties in certain real estate markets may cause a decline in the value of residential and commercial properties. To the extent that certain states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the fair value of our MSRs and adversely affect our loan production businesses. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.

Delinquencies can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemics, war or terrorist attacks. A decrease in home prices may result in higher loan-to-value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values remained the same or continued to increase. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments.

Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the Agencies because we only collect servicing fees from the Agencies for performing loans, and our failure to service delinquent and defaulted loans in accordance with the applicable servicing guidelines could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees may not be recoverable if the related loan is liquidated or due to CARES Act restrictions or other requirements or as a result of the COVID-19 pandemic. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.

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

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable due to delinquencies, defaults and foreclosures that could adversely affect our business, financial condition, liquidity and results of operations.

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances, and may be required to advance principal and interest payments to security holders of the MBS into which the loans are sold. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs. Federal, state or local regulatory actions may also result in an increase in the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

In addition, increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers, to foreclose on the loan and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful.

Any significant increases in delinquencies, defaults and foreclosures on loans that we service in respect of FHA,VA, and USDA related MSRs could result in an increase in servicing expenses as well as losses since the loans may not be fully insured or guaranteed under each of the VA, the FHA and the USDA government loan programs.

●	FHA Insurance - FHA loans are insured for the entire unpaid principal balance of the loan. However, if the FHA loan defaults or goes into foreclosure, the servicer is only compensated for two-thirds of its incurred foreclosure costs. In addition, the servicer is only reimbursed for any interest accrued and unpaid from a date 60 days after the borrower’s first uncorrected failure to perform, and the interest is reimbursed at the HUD debenture interest rate that may be lower than the actual loan rate.

●	VA and USDA Guarantees - VA and USDA loans are only partially guaranteed by the government and if such loan defaults or goes into foreclosure, the VA or USDA guarantees may not fully cover all principal, interest and other fees and advances we may have incurred on the outstanding VA or USDA loan, and we may suffer a loss.

We may also be subject to additional curtailments to servicing and advance reimbursements if we have not satisfied VA, USDA or FHA timing, service and other regulatory requirements during the foreclosure and conveyance process.

We have MSR and MSL servicing agreements of $253.0 billion of UPB consisting of FHA, VA, and USDA mortgage loans that represent approximately 80% of our total outstanding UPB of MSRs as of December 31, 2022. Any significant increase in delinquencies, defaults and foreclosures on loans that increase our servicing advances, reduce property value or otherwise delay our ability to dispose of the properties underlying the loan could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our acquisition and ownership of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in loans and MBS that we service on their behalf. We generally acquire MSRs in connection with our sale of loans to the Agencies where we assume the obligation to service such loans on their behalf. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced loans. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs and assumptions used to determine MSR fair value. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant input to our cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge that would have a negative impact on our financial results.

Furthermore, a significant increase in prepayment speeds could materially reduce the cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Delinquency rates have a significant impact on the valuation of MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners when we collect payments from the borrower. Our expectation of delinquencies is also a significant input underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and decrease when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change. Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. For example, the CARES Act allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the long term impact of the COVID-19 pandemic.

Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

Most of the loans that we produce are pooled into MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. In addition, interest rates and the liquidity of the MBS market could be impacted by Federal Reserve increasing the federal funds rate, tapering future MBS purchases or selling MBS. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity because no existing alternative secondary market would likely be willing and able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Furthermore, we would remain contractually obligated to fund loans under our outstanding IRLCs without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we would be required to hold a larger inventory of loans than we have committed facilities to fund or we may be required to repay a portion of the debt secured by these assets, which could materially and adversely affect our business, financial condition and results of operations.

We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances and we may be unable to seek indemnity or require our counterparties to repurchase loans if they breach representations and warranties they make to us.

Our contracts with purchasers of newly originated loans that we fund or acquire through our loan production business contain provisions that require us to indemnify the purchaser of the related loans or repurchase such loans under certain circumstances. Our loan sale agreements with purchasers, including the Agencies, contain provisions that generally require us to indemnify or repurchase these loans if our representations and warranties concerning loan quality and loan characteristics are inaccurate; or the loans fail to comply with the respective Agency’s underwriting or regulatory requirements.

When we purchase mortgage loans, our counterparty typically makes customary representations and warranties to us about such loans and we may be entitled to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to demand repurchase or substitution, or that our counterparty will remain solvent or otherwise be willing and able to honor its obligations under our loan purchase agreements. Depending on the volume of repurchase and indemnification requests, some of these mortgage lenders may not be able to financially fulfill their obligation to indemnify us or repurchase the affected loans. If a material amount of recovery cannot be obtained from these mortgage lenders, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $32.4 million as of December 31, 2022. Because of the increase in our loan production over time, we expect that indemnification and repurchase requests are also likely to increase. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT or other purchasers against losses, or repurchase loans from PMT or other purchasers, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition, liquidity and results of operations.

In deciding whether to approve loans or to enter into other transactions across our businesses with counterparties, including borrowers, brokers and correspondent lenders, we may rely on information furnished to us by or on behalf of borrowers and such counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and such counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.

If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, another party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan originations or acquisitions. Any such misrepresented information could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Failure to successfully modify, resell or refinance EBO loans or defaults of the EBO loans beyond expected levels may adversely affect our business, financial condition, liquidity and results of operations.

As a mortgage servicer, we have an early buyout repurchase option for loans that are at least three months delinquent in our Ginnie Mae MSR portfolio. Purchasing delinquent Ginnie Mae loans provides us with an alternative to our mortgage servicing obligation of advancing principal and interest at the coupon rate of the related Ginnie Mae security. While our EBO program reduces the cost of servicing the Ginnie Mae loans, it may also accelerate loss recognition when the loans are repurchased because we are required to write off accumulated non-reimbursable interest advances and other costs at the time of repurchase. After purchasing delinquent Ginnie Mae loans, we expect to repool many of the delinquent loans into another Ginnie Mae guaranteed security upon the delinquent loans becoming current either through the borrower’s reperformance or through the completion of a loan modification; however, there is no guarantee that any delinquent loan will reperform or be modified or resold. Failure to successfully modify, resell or refinance our repurchased Ginnie Mae loans or a significant portion of the repurchased Ginnie Mae loans defaulting beyond expectations may adversely affect our business, financial condition, liquidity and results of operations.

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

We also may be exposed to the risk of litigation by investors and entities that we manage from time to time if our management advice is alleged to constitute gross negligence or willful misconduct, up to the entire amount of loss. Further, we may be subject to litigation arising from investor dissatisfaction with PMT’s financial performance or if we improperly exercised control or influence over PMT. In addition, we are exposed to risks of litigation or investigation relating to transactions which presented conflicts of interest that were not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). In addition, although we are generally indemnified by PMT, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification, our business, financial condition, liquidity and results of operations would be materially and adversely affected.

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

Accounting rules for mortgage loan sales and securitizations, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly. Changes in accounting interpretations or assumptions as well as accounting rule misinterpretations could result in differences in our financial results or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

The development, implementation and protection of these technologies and becoming more proficient with them may also require significant capital and operating expenditures. As these technological advancements increase in the future, we will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required to protect our technologies and such litigation is expected to be time consuming and result in substantial costs and diversion of resources.

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

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business.

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business. In addition, such adverse conditions and long term physical and environmental changes could impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, or directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Upon the occurrence of a catastrophic event, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Catastrophic events may also be uninsurable or not economically insurable and might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

There is an increasing global concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change may include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes, earthquakes and tornados, and these events could impact our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets and the local economies of certain areas in which we operate. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are appropriately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. There also is a risk that one or more of our property insurers may not be able to fulfill their obligations with respect to payment claims due to a deterioration in its financial condition or may even cancel policies due to increasing costs of providing insurance coverage in certain geographic areas. Further, numerous treaties, laws and regulations have been enacted or proposed in an effort to regulate climate change, including regulations aimed at limiting greenhouse gas emissions and the implementation of “green” building codes. These laws and regulations may impact the rates at which we obtain property insurance and result in increased operating costs, or impose substantial costs on our borrowers or affect their ability to obtain appropriate coverage at reasonable costs. We may also incur costs associated with increased regulations or investor requirements for increased environmental and social disclosures and reporting. Additionally, climate change concerns could result in transition risk. Changes in consumer preferences and additional legislation and regulatory requirements, including those associated with a transition to a low-carbon economy, could increase expenses or otherwise adversely impact our operations and business.

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

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors (“CSBS”) have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. For example, on July 26, 2021, the CSBS released model state regulatory prudential standards for state oversight of nonbank mortgage servicers. The model CSBS prudential standards include revised minimum net worth, capital ratio and liquidity standards similar to current FHFA requirements and require servicers to maintain sufficient allowable assets to cover normal operating expenses in addition to the amounts required for servicing expenses. In addition, on August 17, 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers that will go into effect in 2023 and 2024. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

New CFPB or state rules and regulations or more stringent enforcement of existing rules and regulations by these regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB has regulatory authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The current CFPB administration has stated its intention to aggressively supervise, investigate and, where it deems appropriate, bring enforcement actions against lenders and servicers the CFPB believes are engaged in activities that violate federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage origination and servicing sectors by state attorneys general have increased and may continue to increase. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. We originate mortgage loans directly with borrowers and brokers and assist PMT in acquiring loans from mortgage lenders through our correspondent production activities that qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. We, or PMT, also derive other material financial benefits from our Agency relationships, including the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs in their current form, including a proposal by the prior federal administration to end the conservatorship and privatize Fannie Mae and Freddie Mac. It is not possible to predict the scope and nature of the actions that the U.S. government, including the current federal administration, will ultimately take with respect to the GSEs. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations and our ability to make distributions to our stockholders.

Our ability to generate revenue from newly originated loans that we acquire or assist PMT in acquiring is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. In addition, under certain Agency capital rules, loans sourced from loan aggregators such as PMT that we assist have higher capital requirements and may incur higher Agency fees for third party originated loans that PMT aggregates and delivers to the Agencies as compared to individual loans delivered by third party mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of purchases and sales directly for their own accounts, our business and results of operations could be materially and adversely affected.

We are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we will be able to obtain or maintain those Agency approvals or state licenses.

Because we are not a federally chartered depository institutions we do not benefit from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. We are licensed in all state jurisdictions, and for those activities, where we are required to be licensed and believe it is cost effective and appropriate to become licensed. Our failure to maintain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our direct business activities, result in litigation or civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

We are also required to hold the Agency approvals in order to sell loans to the Agencies and service such loans on their behalf. Our failure to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our business activities and could adversely impact our business. We are subject to periodic examinations by federal, state and Agency auditors and regulators, which can result in increases in our administrative costs, and we may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we may lose our licenses. Negative publicity or fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions and could adversely impact our business.

Our inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition, liquidity and results of operation.

We are subject to minimum financial eligibility requirements established by the Agencies. For example, on August 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers that will go into effect in 2023 and 2024. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks.

In order to meet these minimum financial requirements, we are required to maintain rather than spend or invest, cash and cash equivalents in amounts that may adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders, and this could significantly impede us, as a non-bank mortgage lender, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us, which could cause us to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

The failure of PennyMac Loan Services, LLC to avail itself of an appropriate exemption from registration as an investment company under the Investment Company Act of 1940 could have a material and adverse effect on our business.

We intend to operate so that we, and each of our subsidiaries, are not required to register as investment companies under the Investment Company Act of 1940, as amended (“Investment Company Act”). We believe that our subsidiary, PLS, qualifies for one or more exemptions provided in the Investment Company Act because of the historical and current composition of its assets and income; however, there can be no assurances that the composition of PLS’ assets and income will remain the same over time such that one or more exemptions will continue to be applicable.

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

Our business, financial condition and results of operations may be adversely affected by the long term impact of the COVID-19 pandemic.

The COVID-19 pandemic, inclusive of any variants, has created unprecedented economic, financial and public health disruptions that may continue to adversely affect, our business, financial condition and results of operations. The extent to which COVID-19 continues to affect our business, financial condition and results of operations will depend on future developments, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

The federal government enacted the CARES Act, which allows borrowers with federally-backed loans to request temporary payment forbearance in response to the increased borrower hardships resulting from the long term impact of the COVID-19 pandemic. As a result of the CARES Act and other forbearance requirements, we may experience delinquencies in our servicing portfolio that require us to finance advances of principal and interest payments to the investors holding those loans, as well as advances of property taxes, insurance premiums and other expenses to protect investors’ interests in the properties securing the loans. The CARES Act and other forbearance requirements have reduced our servicing fee income and increased our servicing expenses due to the increased number of delinquent loans, significant levels of forbearance that we have granted and continue to grant, as well as the resolution of loans that we expect to ultimately default as the result of the long term impact of the COVID-19 pandemic. Future servicing advances will be driven by a number of factors, including: the number of borrower delinquencies, including those resulting from payment forbearance; the length of time borrowers remain delinquent; and the level of successful resolution of delinquent payments, all of which will be impacted by the pace at which the economy recovers from the long term impact of the COVID-19 pandemic. As of December 31, 2022, 1.3% of loans in our predominantly government-insured or guaranteed MSR portfolio were in forbearance plans and delinquent, resulting in an increase in the level of servicing advances we have been required to make due to borrower delinquencies. Servicing advances resulting from the COVID-19 pandemic could have a significant adverse impact on our cash flows and could also have a detrimental effect on our business and financial condition.

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

Federal, state, and local executive, legislative and regulatory responses to the long term impact of the COVID-19 pandemic may be inconsistent and conflict in scope or application, and may be subject to change without advance notice. These regulatory responses may impose additional compliance obligations, and may extend existing CARES Act and other forbearance requirements. In addition, the CARES Act and other federal, state and local regulations are subject to interpretation given the existing ambiguities in the rules and regulations, which may result in future class action and other litigation risk.

The outcome of the COVID-19 related governmental measures are unknown and they may not be sufficient to address future market dislocations or avert severe and prolonged reductions in economic activity. We may also face increased risks of disputes with our business partners, litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic. The final scope and duration of the COVID-19 pandemic and the efficacy of the extraordinary government measures put in place to address it are currently unknown. Even after the COVID-19 pandemic subsides, the economy may not fully recover for some time and we may be materially and adversely affected by a prolonged recession or economic downturn.

Related Party Risks

We rely on PMT as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.

PMT is the counterparty that currently acquires newly originated mortgage loans in connection with our correspondent production activities. A portion of our income is derived from a fulfillment fee earned in connection with PMT’s acquisition of conventional loans. We are able to conduct our correspondent production activities without having to incur the significant additional debt financing that would be required for us to purchase those loans from the originating lender. We also purchase all government-insured and some conventional loans from PMT at PMT’s cost plus a sourcing fee and fulfill these loans for our own account. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT is terminated by PMT or PMT reduces the volume of these loans that it acquires for any reason, we would have to acquire these loans from the correspondent sellers for our own account, something that we may be unable to do, or enter into another similar counterparty arrangement with a third party, which we may not be able to enter into on terms that are as favorable to us, or at all.

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

PMT has an exclusive right to acquire conventional conforming loans that are produced through our correspondent production activities, which may limit the revenues that we could otherwise earn in respect of those loans.

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

A portion of the fees that we earn under our investment management agreement is based on the fair value of the assets that we manage. The fair values of the securities and other assets held in the portfolios that we manage and, therefore, our assets under management may decline due to any number of factors beyond our control, including, among others, a decline in housing demand or value, the long term impact of the COVID-19 pandemic, changes to interest rates, stock or bond market movements or volatility, a general economic downturn, inflation, political uncertainty, acts of terrorism, military conflict or acts of war, cyber-attacks or infrastructure outages. The economic outlook cannot be predicted with certainty and we continue to operate in a challenging business environment. If volatile market conditions cause a decline in the fair value of our assets under management, that decline in fair value could materially reduce our management fees and incentive fees under our management agreement with PMT and adversely affect our revenues. If our revenues decline without a commensurate reduction in our expenses, our net income will be reduced.

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

The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by PMT. The investment performance that is achieved for the assets that we manage varies over time, and the nature and mix of assets we manage has changed significantly over the past several years. As a result, the change and variance in investment performance can be significant. For example, although we earned performance incentive fees in prior years, in fiscal year 2022, we did not earn any performance incentive fees due to losses incurred by PMT during the associated performance measurement periods. Accordingly, the management and incentive fees that we have earned in the past based on those returns should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for PMT.

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

In addition, we and the other entities or accounts that we may manage may participate in some of PMT’s investment strategies now or in the future, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests and those of PMT or such other entities. Any such perceived or actual conflicts of interest could damage our reputation and materially and adversely affect our business, financial condition, liquidity and results of operations.

Risks Related to Our Organizational Structure

HC Partners may be able to significantly influence the outcome of votes of our common stock, or exercise certain other rights pursuant to a stockholder agreement we have entered into with it, and its interests may differ from those of our other public stockholders.

HC Partners, our largest stockholder, has the right under a stockholder agreement to nominate up to two individuals for election to our board of directors depending on the percentage of the voting power of our outstanding shares common stock that it holds, and we are obligated to use our best efforts to cause the election of those director nominees. In addition, the HC Partners’ stockholder agreement requires that we obtain their consent with respect to amendments to our certificate of incorporation or bylaws. As a result, HC Partners may be able to significantly influence our management and affairs. In addition, as a result of the size of its individual equity holding it may be able to significantly influence the outcome of all matters requiring stockholder approval, including mergers and other material transactions, and may be able to cause or prevent a change in the composition of our board of directors or a change in control of our Company that could deprive our other public stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

Anti-takeover provisions in our charter documents and Delaware law might discourage or delay acquisition attempts for us that other stockholders might consider favorable.

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

We were founded in 2008 by members of our executive leadership team and strategic investors, including HC Partners, our largest stockholder. Sales of substantial numbers of shares of our common stock into the public trading market by HC Partners, or the perception that such sales could occur, could adversely affect the market price of our common stock and impede our ability to raise capital through the issuance of additional common stock or other equity securities.

The future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise will dilute all other stockholdings.

As of December 31, 2022, we have an aggregate of 4.6 million shares of common stock authorized and remaining available for future issuance under our 2022 Equity Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans or future acquisitions would dilute the percentage ownership held by investors who purchase our common stock.

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

Initiating new business activities, developing new products, or significantly expanding existing business activities, such as our consumer direct and wholesale broker lending businesses, may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both proprietary and those provided to us by third-party service providers including cloud-based computing service providers. System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, malware, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems.

Despite our efforts to ensure the integrity of our systems and our investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Additionally, third-party security events at our vendors or other service providers could also impact our data and operations via unauthorized access to information or disruption of services. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We are also held accountable for the actions and inactions of our third-party vendors regarding cybersecurity and other consumer-related matters.

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

As new competitors enter these markets and as commercial banks aggressively compete for market share, our mortgage banking businesses may generate lower volumes and/or margins. If our loan production volumes and profit margins significantly decrease, then our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Our future success depends on our ability to continue to hire, integrate, develop and retain highly qualified personnel. Any talent acquisition and retention challenges could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. We could face these additional challenges if competition for qualified personnel intensifies or the pool of qualified candidates becomes more limited. Additionally, we invest heavily in training our personnel, which increases their value to competitors who may seek to recruit them. If we are unable to attract and retain qualified personnel, we may not be able to take advantage of future business opportunities and this could materially affect our business, financial condition and results of operations.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our clients. In addition, technological advances and heightened e-commerce activities have increased consumers’ access to products and services. This has intensified competition among banks and non-banks in offering and servicing mortgage loans. To the extent we are unable to keep pace with technological advances, we may be unable to compete successfully in our mortgage banking businesses and this could materially and adversely affect our business, financial condition, liquidity and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we have approximately 20 leased facilities in various locations throughout the United States. Our principal executive offices are located at 3043 & 3059 Townsgate Road, Westlake Village, California 91361 and total approximately 66,000 of leased square feet. Our business segment operations and support offices are primarily in the following locations in the United States:

●	Our servicing segment is primarily located in California, Texas and Nevada.
●	Our production segment is primarily located in California, Texas, Florida, Arizona, Missouri and North Carolina. In addition, we maintain loan production centers in California, Tennessee, Minnesota and Hawaii.
●	Our investment management segment, as well as our information technology division, is primarily located in California.

We believe that our current facilities are sufficient for the operation of our business. We periodically review our space requirements and we look to consolidate and dispose of facilities we no longer need, as and when appropriate.

The financial commitments of our leases are disclosed in Note 10— Leases to our consolidated financial statements included in Item 8 of this Report.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of February 17, 2023, our shares of common stock were held by 26 holders of record.

Our dividend level is reviewed each quarter and determined based on a number of factors, including, among other things, our earnings, our financial condition, growth outlook, the capital required to support ongoing growth opportunities and compliance with other internal and external requirements. Payments of dividends are subject to approval by our board of directors. Our ability to pay dividends may be adversely affected for the reasons described in Item 1A of this Report in the section entitled Risk Factors.

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2022.

Repurchase of our Common Stock

The following table summarized the stock repurchase activity for the quarter ended December 31, 2022:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
October 1, 2022 – October 31, 2022	1,002,354	$46.46	1,002,354	$288,048,024
November 1, 2022 – November 30, 2022	71,400	$52.51	71,400	$284,298,967
December 1, 2022 – December 31, 2022	18,187	$55.33	18,187	$283,292,664
Total	1,091,941	$47.01	1,091,941	$283,292,664
(1)	In August 2021, our board of directors approved an increase to our common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Report. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2022
			Percentage of
Level/Description		Carrying value of assets	Total assets	Total stockholders' equity
		(in thousands)
1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$45,146	0%	1%
2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	3,193,780	19%	92%
3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgements about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	6,347,618	38%	183%
Total assets measured at or based on fair value (1)		$9,586,544	57%	276%
Total assets		$16,822,584
Total stockholders' equity		$3,471,049
(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the asset at its fair value.

At December 31, 2022, $9.6 billion or 57% of our total assets were carried at fair value on a recurring basis and $11.5 million (real estate acquired in settlement of loans (“REO”)), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment of individual properties.

Changes in fair value of our holdings of assets carried at fair value have significant effects on our financial position and results of operations. As summarized above, changes in fair values of “Level 1” and “Level 2” fair value assets are determinable with reference to direct quotes in active markets on the measurement date in the case of “Level 1” fair value assets, or reference to publicly available pricing inputs (such as reference interest rates and credit spreads and prices of similar assets) in the case of “Level 2” fair value assets.

$6.3 billion or 38% of our total assets are measured using “Level 3” fair value inputs – significant inputs where there is difficulty observing the inputs used by market participants to establish fair value. Different approaches to valuing those assets or changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

During the three years ended December 31, 2022, we recognized significant changes in the fair value of our holdings of “Level 3” fair value assets and liabilities as shown below:

	Interest	Loans held	Mortgage	Excess	Mortgage
Year ended	rate lock	for sale at	servicing	servicing	servicing		Pre-tax
December 31,	commitments	fair value	rights (1)	spread financing	liabilities (1)	Total	Income

	(positive (negative) effects on net revenues in thousands)
2022	$(624,905)	(66,639)	877,324	—	347	$186,127	$665,247
2021	$489,547	285,501	(136,350)	(1,037)	68,020	$705,681	$1,359,183
2020	$1,254,235	127,780	(1,078,084)	24,970	(31,757)	$297,144	$2,240,609
(1)	Excludes changes in fair value attributable to realization of cash flows.

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

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our valuation process includes performance of these items’ fair value estimation by specialized staff with significant senior management oversight. We have assigned the responsibility for estimating the fair values of non-interest rate lock commitment “Level 3” fair value assets and liabilities to our Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non-interest rate lock commitment (“IRLC”) assets and liabilities. The FAV group submits the results of its valuations to our senior management valuation committee, which oversees the valuations. Our senior management valuation committee includes the Company’s chief financial, risk, credit and deputy chief investment officers as well as other senior members of the Company’s finance, capital markets and risk management staff.

The fair value of our IRLC is developed by our Capital Markets Risk Management staff and is reviewed by our Capital Markets Operations group.

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

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods we believe that market participants use in pricing IRLCs. We estimate the fair value of IRLCs based on observable Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that we will fund or purchase the loans (the “pull-through rate”).

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

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on loans held for sale at fair value for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2022, we held $25.8 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2022:

Change in input (1)	Effect on fair value of IRLC of a change in pull-through rate
(in thousands)
(20)%	$(8,207)
(10)%	$(4,095)
(5)%	$(2,039)
5%	$2,124
10%	$4,161
20%	$7,420
(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

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

●	We categorize loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such loans using their quoted market price or market price equivalent. At December 31, 2022, we held $3.2 billion of such loans.

●	We categorize loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value loans arise primarily from the following sources:

-	We may purchase certain delinquent government guaranteed or insured loans from Ginnie Mae guaranteed securitizations included in our loan servicing portfolio. Our right to purchase such loans arises as the result of the loan being at least three months delinquent when we buy the loan. Our ability to purchase delinquent loans provides us with an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans are referred to as early buyout (“EBO”) loans and may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when the repurchased loans either become current through completion of a modification of a loan’s terms or otherwise after three months of timely payments and when the issuance date of the new security is at least 120 days after the date the loan was last delinquent. At December 31, 2022, we held $257.2 million of such loans.

-	Certain of our loans may become non-saleable into active markets due to our identification of one or more defects. At December 31 2022, we held $42.0 million of such loans.

-	There is no active market with observable inputs that are significant to the estimation of the fair value of home equity loans we produce. At December 31, 2022, we held $46.6 million of such loans.

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

We include changes in fair value of MSRs and MSLs in current period income as a component of Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities. Both our estimate of the change in fair value attributable to realization of cash flows and of other changes in fair value are affected by changes in fair value inputs. In the year ended December 31, 2022, we recognized a $354.2 million net increase in fair value of MSRs and MSLs: $877.7 million of the increase due to changes in fair value inputs, partially offset by $523.5 million of reduction due to realization of cash flows underlying the fair value of MSRs.

We estimate fair value of MSRs and MSLs using a discounted cash flow approach. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs and MSLs are the pricing spread (used to develop periodic discount rates), prepayment speed and annual per-loan cost of servicing.

A shift in the market for MSRs and MSLs or a change in our assessment of an input to the valuation of MSRs and MSLs can have a significant effect on their fair value and in our income for the period. The net fair value of MSRs and MSLs that we held at December 31, 2022 was $6.0 billion.

Following is a summary of the effect on fair value of MSRs of various changes to these key inputs at December 31, 2022:

	Effect on fair value of MSRs and MSLs of a change in input value
Change in input	Pricing spread	Prepayment speed	Servicing cost

	(in thousands)
(20)%	$347,610	$337,167	$165,053
(10)%	$168,917	$162,725	$82,527
(5)%	$83,283	$79,976	$41,263
5%	$(81,021)	$(77,346)	$(41,263)
10%	$(159,863)	$(152,192)	$(82,527)
20%	$(311,329)	$(294,872)	$(165,053)

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

Results of Operations

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rates throughout the year in 2022, as well as reduced its overall holdings of Treasury and mortgage-backed securities. Higher interest rates are expected to contribute to reducing the size of the mortgage origination market from an estimated $2.2 trillion in 2022 to a projected range from $1.6 trillion to $1.9 trillion for 2023 according to leading economists.

Lower projected mortgage transaction volumes and increasing interest rates caused a decrease in all mortgage production activities, reduced gains from the redelivery of EBO loans bought from Ginnie Mae securities and increased competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the elevated levels experienced in 2021. Rising interest rates increased the costs of certain floating rate borrowings, as well as driving higher earnings rates from our placement fees on deposits and loans held for sale. We expect some of these business trends to continue in 2023. Due to the significant contraction in the mortgage market, we reduced business expenses to align with the lower mortgage production activities during the year ended December 31, 2022 and expected mortgage production activity levels in 2023.

Our results of operations are summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$791,633	$2,464,401	$2,740,785
Loan origination fees	169,859	384,154	285,551
Fulfillment fees from PennyMac Mortgage Investment Trust	67,991	178,927	222,200
Net loan servicing fees	951,329	182,954	439,448
Net interest expense	(41,365)	(90,530)	(24,525)
Management fees	31,065	37,801	34,538
Other	15,243	9,654	7,600
Total net revenues	1,985,755	3,167,361	3,705,597
Expenses:
Compensation	735,231	999,802	738,569
Loan origination	173,622	330,788	219,746
Technology	139,950	141,426	112,570
Servicing	59,628	109,835	256,934
Other	212,077	226,327	137,169
Total expenses	1,320,508	1,808,178	1,464,988
Income before provision for income taxes	665,247	1,359,183	2,240,609
Provision for income taxes	189,740	355,693	593,725
Net income	$475,507	$1,003,490	$1,646,884
Earnings per share
Basic	$8.96	$15.73	$21.91
Diluted	$8.50	$14.87	$20.92
Return on average stockholders' equity	13.8%	28.9%	61.4%
Dividends declared per share	$0.80	$0.80	$0.54
Income before provision for income taxes by segment:
Mortgage banking:
Production	$48,480	$1,044,411	$1,964,121
Servicing	613,626	306,678	262,144
Total mortgage banking	662,106	1,351,089	2,226,265
Investment management	3,141	8,094	14,344
	$665,247	$1,359,183	$2,240,609
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$591,055	$2,040,581	$2,488,716
During the year:
Interest rate lock commitments issued	$80,143,406	$141,433,359	$125,614,670
Common stock closing per share prices:
High	$70.10	$70.57	$69.49
Low	$39.73	$56.53	$16.90
At end of year	$56.66	$70.57	$65.62
At end of year:
Interest rate lock commitments outstanding	$7,009,119	$14,111,795	$20,624,535
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$314,600,796	$278,385,373	$241,268,301
Loans held for sale	3,498,214	9,430,766	11,063,938
	318,099,010	287,816,139	252,332,239
Subserviced for PMT	233,575,672	221,892,142	174,418,591
	$551,674,682	$509,708,281	$426,750,830

Net assets of PennyMac Mortgage Investment Trust	$1,962,815	$2,367,518	$2,296,859
Book value per share	$69.44	$60.11	$47.80
(1)	To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the years indicated:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Net income	$475,507	$1,003,490	$1,646,884
Provision for income taxes	189,740	355,693	593,725
Income before provision for income taxes	665,247	1,359,183	2,240,609
Depreciation and amortization	34,409	28,645	25,575
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(877,671)	68,330	1,109,841
Increase (decrease) in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	1,037	(24,970)
Hedging losses (gains) associated with MSRs	631,484	475,215	(918,180)
Stock‑based compensation	42,552	37,794	45,105
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	95,034	70,377	10,736
Adjusted EBITDA	$591,055	$2,040,581	$2,488,716

Comparison of the years ended December 31, 2022, 2021 and 2020

Income Before Provisions for Income Taxes

In the year ended December 31, 2022, we recorded income before provision for income taxes of $665.2 million, a decrease of $693.9 million or 51% from 2021. The decrease was primarily due to a $2.0 billion decrease in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust) primarily due to lower production volume and gain on sale margins across all channels, partially offset by a $768.4 million increase in Net loan servicing fees reflecting improved valuation results in our MSRs, net of hedging results, and a $487.7 million decrease in total expenses, primarily due to reductions in compensation, loan origination and servicing expenses.

In the year ended December 31, 2021, we recorded income before provision for income taxes of $1.4 billion, a decrease of $881.4 million or 39% from 2020. The decrease was primarily due to a $221.1 million decrease in production income (Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust) primarily due to lower gain on sale margins across all production channels and reduced fulfillment fee rates during the year ended December 31, 2021 compared to 2020, a $256.5 million decrease in Net loan servicing fees reflecting elevated prepayment speeds and a $343.2 million increase in total expenses. The increase in total expenses was mainly due to increases in compensation and origination expenses reflecting the growth of our direct lending production.

Net gains on loans held for sale at fair value

In our production segment, revenues reflect the effects of increasing interest rates on both demand for mortgage loans and gain on sale margins during the year ended December 31, 2022, compared to the strong demand due to the historically low interest rate environment that prevailed during 2021 and 2020.

In the year ended December 31, 2022, we recognized Net gains on loans held for sale at fair value totaling $791.6 million, as compared to $2.5 billion and $2.7 billion in 2021 and 2020, respectively. The decrease was primarily due to lower gains from production due to decreased production volumes and gain on sale margins and lower EBO loan redelivery gains due to reduced reperformance and modifications and diminished redelivery margins in the year ended December 31, 2022 compared to 2021 and 2020.

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(2,128,195)	$600,840	$2,025,260
Hedging activities	1,347,843	443,341	(767,588)
Total cash (losses) gains	(780,352)	1,044,181	1,257,672
Non-cash (losses) gains:
Change in fair value of loans and derivative financial instruments outstanding at end of year:
Interest rate lock commitments	(296,349)	(354,833)	540,376
Loans	188,849	210,961	(326,986)
Hedging derivatives	(20,879)	(124,200)	116,690
	(128,379)	(268,072)	330,080
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	1,718,094	1,755,318	1,114,720
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(9,617)	(31,590)	(21,035)
Reductions in liability due to change in estimate	8,451	16,037	8,667
Total non-cash gains	1,588,549	1,471,693	1,432,432
Total gains on sale from non-affiliates	808,197	2,515,874	2,690,104
From PennyMac Mortgage Investment Trust (primarily cash)	(16,564)	(51,473)	50,681
	$791,633	$2,464,401	$2,740,785
During the year:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$57,882,469	$95,070,027	$91,922,406
Conventional conforming loans	22,060,564	46,363,332	33,682,284
Jumbo loans	98,158	—	8,304
Home equity loans	102,215	—	—
Home equity lines of credit	—	—	1,676
	$80,143,406	$141,433,359	$125,614,670
By production channel:
Consumer direct	$18,925,722	$58,018,371	$39,850,344
Broker direct	9,625,043	18,920,730	18,077,816
Correspondent	51,592,641	64,494,258	67,686,510
	$80,143,406	$141,433,359	$125,614,670
At end of year:
Loans held for sale at fair value	$3,509,300	$9,742,483	$11,616,400
Commitments to fund and purchase loans	$7,009,119	$14,111,795	$20,624,535

Non-cash elements of gain on sale of loans

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make commitments to purchase or fund mortgage loans. We recognize this gain in the form of IRLCs. We adjust our initial gain estimate as the loan purchase or origination process progresses until the loan is either funded or cancelled. We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur liabilities for MSLs (which represent the fair value of the costs we expect to incur in excess of the fees we receive to service the EBO loans we have resold) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 217% of our gain on sale of loans at fair value for the year ended December 31, 2022, as compared to 71% and 40% in 2021 and 2020, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods.

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

In the years ended December 31, 2022, 2021, and 2020 we recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $9.6 million, $31.6 million, and $21.0 million, respectively. The decrease in provision relating to current loan sales reflects the decrease in our loan production in the year ended December 31, 2022 compared to 2021, and the increase in 2021 compared to 2020 was due to a change in the mix of loan deliveries between the years. We also recorded reductions in the liability relating to previously sold loans of $8.5 million, $16.0 million, and $8.7 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The reductions in the liability relating to previously sold loans resulted from those loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
During the year:
Indemnification activity:
Loans indemnified at beginning of year	$15,079	$13,788	$15,366
New indemnifications	24,016	9,544	4,544
Less indemnified loans sold, repaid or refinanced	3,134	8,253	6,122
Loans indemnified at end of year	$35,961	$15,079	$13,788
Repurchase activity:
Total loans repurchased	$93,011	$99,496	$58,410
Less:
Loans repurchased by correspondent lenders	32,660	37,280	28,658
Loans repaid by borrowers or resold with defects resolved	54,044	25,223	24,810
Net loans repurchased with losses chargeable to liability for representations and warranties	$6,307	$36,993	$4,942
Losses charged to liability for representations and warranties	$12,266	$4,720	$1,126

At end of year:
Unpaid principal balance of loans subject to representations and warranties	$296,774,121	$257,369,777	$210,222,447
Liability for representations and warranties	$32,421	$43,521	$32,688

In the year ended December 31, 2022, we repurchased loans with unpaid principal balances totaling $93.0 million and charged $12.3 million in net incurred losses relating to repurchases against our liability for representations and warranties. Our losses arising from representations and warranties have historically been reduced by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase. Furthermore, as expected economic conditions, such as interest rates, home values and borrower default rates change, our realized loss rates may increase. Such increases may require us to adjust our estimate of future losses relating to loans previously sold. Such increased loss estimates, if recognized, would be reflected in Net gains on loans held for sale at fair value in the period we recognize the change.

The recent increases in market interest rates may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans. Furthermore, these market factors and the expected economic slowdown may increase the level of borrower defaults, increasing the level of repurchases we are required to make, and may make it more difficult to minimize losses on repurchased loans due to reduced opportunities to refinance loans and decreasing market values for resales of loans. We expect these developments will increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan origination fees

Following is a summary of our loan origination fees:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Loan origination fee revenue	$169,859	$384,154	$285,551
Unpaid principal balance of loans purchased and originated for sale to non-affiliates	$72,025,798	$124,594,308	$96,200,101

Loan origination fees decreased $214.3 million in the year ended December 31, 2022 compared to 2021, primarily due to a decrease in loan production volumes. Loan origination fees increased $98.6 million in the year ended December 31, 2021 compared to 2020, primarily due to an increase in loan production volumes.

Fulfillment fees from PennyMac Mortgage Investment Trust

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Fulfillment fee revenue	$67,991	$178,927	$222,200
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$37,090,031	$110,003,574	$100,389,252
Average fulfillment fee rate (in basis points)	18	16	22

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. We charged fulfillment fees as a percentage of the UPB of the loans we fulfilled for PMT through June 30, 2020. Effective July 1, 2020, we charge fulfillment fees based on the number of loans we lock and fulfill for PMT.

Fulfillment fees decreased $110.9 million in the year ended December 31, 2022 compared to 2021, primarily due to a decrease in loan production volume. Fulfillment fees decreased $43.3 million in the year ended December 31, 2021 compared to 2020. The decrease was primarily due to fulfillment fee structure changes, which generally reduced the fulfillment fees per loan fulfilled, and an increase in discretionary reductions in the fulfillment fee rate in the year ended December 31, 2021 compared to 2020.

Net loan servicing fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Loan servicing fees	$1,228,637	$1,075,112	$998,291
Effects of MSRs and MSLs	(277,308)	(892,158)	(558,843)
Net loan servicing fees	$951,329	$182,954	$439,448

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
From non-affiliates	$1,054,828	$875,570	$814,646
From PennyMac Mortgage Investment Trust	81,915	80,658	67,181
Other
Late charges	48,166	34,957	41,100
Other	43,728	83,927	75,364
	91,894	118,884	116,464
	$1,228,637	$1,075,112	$998,291
Average loan servicing portfolio
MSRs and MSLs	$297,207,950	$258,759,523	$235,567,838
Subserviced for PMT	$226,817,005	$202,047,495	$151,379,311

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the unpaid principal balance of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 4 – Transactions with Affiliates to the consolidated financial statements included in this Annual Report. Other loan servicing fees are comprised primarily of fees charged to correspondent lenders relating to loans that are repaid shortly after we purchase them and borrower-contracted fees such as late charges and reconveyance fees.

The increases in loan servicing fees from non-affiliates and from PMT for the year ended December 31, 2022, compared to 2021 and 2020, were primarily due to growth of our loan servicing portfolio. The decrease in other loan servicing fees for the year ended December 31, 2022 compared to 2021 was primarily due to a decrease in fees charged to correspondent lenders related to borrower early loan payoffs and decreased recording and release fees charged to borrowers due to lower prepayment activity we experienced in the current rising interest rate environment compared to 2021. The increases in other loan servicing fees for the year ended December 31, 2021 compared to 2020 was primarily due to an increase in fees charged to correspondent lenders related to borrower early loan payoffs resulting from the low interest rate environment.

Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivatives transactions and, until March of 2021, by financing certain of our purchases of MSRs with the sale of a portion of the MSR assets’ cash flows to PMT in the form of ESS certificates.

Change in fair value of MSR, MSL and ESS and the related hedging results are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(523,495)	$(347,576)	$(392,152)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	877,671	(68,330)	(1,109,841)
	354,176	(415,906)	(1,501,993)
Change in fair value of excess servicing spread	—	(1,037)	24,970
Hedging results	(631,484)	(475,215)	918,180
Total change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread financing net of hedging results	$(277,308)	$(892,158)	$(558,843)
Average balances:
Mortgage servicing rights	$5,117,835	$3,347,980	$2,404,621
Mortgage servicing liabilities	$2,397	$55,623	$32,071
Excess servicing spread financing	$—	$21,563	$153,768
At end of year:
Mortgage servicing rights	$5,953,621	$3,878,078	$2,581,174
Mortgage servicing liabilities	$2,096	$2,816	$45,324
Excess servicing spread financing	$—	$—	$131,750

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. Realization of cash flows increased in the year ended December 31, 2022 compared to 2021 primarily due to the growth in our investment in MSRs. Realization of cash flows decreased in the year ended December 31, 2021, compared to 2020, primarily due to lower prepayment expectations through 2021 which slows the rate at which cash flows are expected to be realized.

Other changes in fair value of MSRs increased in the year ended December 31, 2022 compared to 2021 and 2020 primarily due to significant increases in interest rates and resulting decreases in expected future prepayment speeds in 2022.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments in the year ended December 31, 2022 compared to lesser or opposite circumstances and effects in 2021 and 2020.

Following is a summary of our loan servicing portfolio:

	December 31,
	2022	2021

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$295,032,674	$254,524,015
Acquired	19,568,122	23,861,358
	314,600,796	278,385,373
Loans held for sale	3,498,214	9,430,766
	318,099,010	287,816,139
Subserviced for PMT	233,554,875	221,864,120
Total prime servicing	551,653,885	509,680,259
Special servicing subserviced for PMT	20,797	28,022
Total loans serviced	$551,674,682	$509,708,281
Delinquencies:
Owned servicing (1):
30-89 days	$11,759,005	$6,943,327
90 days or more	7,758,033	9,838,648
	$19,517,038	$16,781,975
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$980,597	$1,111,151
90 days or more	3,042,923	2,732,089
	$4,023,520	$3,843,240
Subserviced for PMT (1):
30-89 days	$1,913,495	$1,164,782
90 days or more	971,048	1,810,910
	$2,884,543	$2,975,692
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$177,195	$171,114
90 days or more	466,489	638,703
	$643,684	$809,817
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of December 31, 2022:

			Average
Loan type	UPB	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$117,974,721	613	3.69%	42	321	$193	674	93%	67%	5.57%
VA	113,773,349	423	3.16%	26	332	$269	724	90%	72%	2.25%
USDA	21,278,969	144	3.58%	43	320	$148	698	98%	68%	5.25%
Agency:
Fannie Mae	29,202,887	106	3.30%	24	306	$275	760	69%	56%	0.46%
Freddie Mac	31,754,064	112	3.44%	16	316	$282	753	71%	61%	0.43%
Other:
Other (3)	616,806	2	3.69%	15	334	$311	765	65%	59%	0.08%
	$314,600,796	1,400	3.43%	32	323	$225	710	88%	67%	3.34%
(1)	Loan-to-Value

(2)	MSRs and MSLs on government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.

(3)	Represents MSRs on conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$19,839	$3,280	$6,154
Loans held for sale at fair value	172,124	275,176	184,789
Placement fees relating to custodial funds	102,099	21,326	52,758
	294,062	299,782	243,701
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	387	3,325
	294,062	300,169	247,026
Interest expense:
To non-affiliates:
Short-term debt	112,773	168,285	119,248
Long-term debt	174,847	110,159	55,421
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	40,741	105,430	82,285
Interest on mortgage loan impound deposits	7,066	5,545	6,179
	335,427	389,419	263,133
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	1,280	8,418
	335,427	390,699	271,551
	$(41,365)	$(90,530)	$(24,525)

Net interest expense decreased $49.2 million in the year ended December 31, 2022 compared to 2021. The decrease was primarily due to:

●	an increase of $80.8 million in placement fees we receive relating to custodial funds that we manage due to increased earning rates;
●	a decrease of $64.7 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of decreased borrower refinancing activity due to the higher interest rates. When a borrower repays a loan, we are responsible in many cases for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan. The decrease in refinancing activity in our MSR portfolio caused the decrease in the interest shortfall; and
●	an increase of $16.6 million in interest income from cash balances reflecting increasing interest rates; partially offset by
●	a decrease of $103.1 million in interest income from loans held for sale reflecting lower average levels of inventory; and
●	an increase of $9.2 million in interest expense on borrowings due to the higher interest rate environment.

Net interest expense increased $66.0 million in the year ended December 31, 2021 compared to 2020. The increase was primarily due to:

●	a decrease of $31.4 million in placement fees we receive relating to custodial funds that we manage due to decreased earning rates; and
●	an increase of $23.1 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to the lower interest rates; and
●	an increase in the level of unsecured borrowings due to issuance of unsecured senior notes, which generally bear higher rates of interest as compared to secured borrowings.

Management fees

Management fees are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Base management	$31,065	$34,794	$34,538
Performance incentive	—	3,007	—
	$31,065	$37,801	$34,538
Net assets of PMT at end of year	$1,962,815	$2,367,518	$2,296,859

Management fees decreased $6.7 million in the year ended December 31, 2022 compared to 2021, reflecting the decrease in PMT’s average shareholders’ equity upon which its base management fees are based and a decrease in performance incentive fees.

Management fees increased $3.3 million in the year ended December 31, 2021 compared to 2020. The increase is primarily due to $3.0 million of performance incentive fees earned as a result of PMT’s increased profitability during one of the twelve-month measurement periods used to measure PMT’s profitability during 2021 compared to 2020.

Change in Fair Value of Investment in and Dividends Received from PMT

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Dividends from PennyMac Mortgage Investment Trust	$136	$141	$114
Change in fair value of investment in PennyMac Mortgage Investment Trust	(371)	195	(567)
Dividends received and change in fair value	$(235)	$336	$(453)
Fair value of PennyMac Mortgage Investment Trust shares at end of year	$929	$1,300	$1,105

Change in fair value of investment in and dividends received from PMT decreased $571,000 in the year ended December 31, 2022 compared to 2021 and increased $789,000 in the year ended December 31, 2021 compared to 2020, primarily due to changes in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the three years ended December 31, 2022.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Salaries and wages	$445,779	$594,188	$437,157
Severance	18,797	156	187
Incentive compensation	135,461	248,551	171,323
Taxes and benefits	92,642	119,113	84,797
Stock and unit-based compensation	42,552	37,794	45,105
	$735,231	$999,802	$738,569
Head count:
Average	5,508	7,118	5,313
Period end	4,135	7,208	6,632

Compensation expense decreased $264.6 million in the year ended December 31, 2022 compared to 2021 primarily due to work force reductions necessitated by reductions in loan production in 2022 and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets. Compensation expense increased $261.2 million in the year ended December 31, 2021 compared to 2020. The increase was primarily due to growth in staffing levels made to accommodate the growth in our loan production and servicing activities as well as to increases in incentive compensation primarily due to higher production volume. The decrease in stock based compensation in the year ended December 31, 2021 compared to 2020 was primarily due to a 2020 stock option grant that vested on its grant date.

Loan origination

Loan origination expense decreased $157.2 million in the year ended December 31, 2022 compared to 2021 due to decreased lending activities. Loan origination expense increased $111.0 million in the year ended December 31, 2021 compared to 2020 due to increased lending activities.

Servicing

Servicing expense decreased $50.2 million in the year ended December 31, 2022 compared to 2021 and $147.1 million in the year ended December 31, 2021 compared to 2020. These decreases were primarily due to a larger reversal of the provision for estimated servicing advance losses recorded in prior years and decreased purchases of EBO loans from Ginnie Mae guaranteed pools. The reduction reflects the improvements in the performance of our servicing portfolio due to the resolution of delinquent loans relating to the COVID-19 pandemic.

Technology

Technology expense decreased $1.5 million in the year ended December 31, 2022 compared to 2021 and increased $28.9 million in the year ended December 31, 2021 compared to 2020. The increase between 2020 and 2021 was primarily due to growth in our direct lending and loan servicing operations and continued investment in our loan production and servicing infrastructure. We recorded $728,000 and $13.1 million of impairment of capitalized software during the years ended December 31, 2021 and 2020, respectively.

Provision for income taxes

For the years ended December 31, 2022, 2021 and 2020, our effective tax rates were 28.5%, 26.2%, and 26.5%, respectively. The higher effective tax rate for 2022 is primarily due to the effect of the repricing of the net deferred tax liability resulting from the higher booking tax rate partially offset by the effect of the reduction in the future tax rate for some states. The higher effective tax rate additionally reflects the effect of an increase in non-deductible compensation.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2022	2021

	(in thousands)
ASSETS
Cash and short-term investments	$1,340,730	$346,942
Loans held for sale at fair value	3,509,300	9,742,483
Derivative assets	99,003	333,695
Servicing advances, net	696,753	702,160
Investments in and advances to affiliates	37,301	41,391
Mortgage servicing rights	5,953,621	3,878,078
Loans eligible for repurchase	4,702,103	3,026,207
Other	483,773	705,656
Total assets	$16,822,584	$18,776,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$3,288,875	$7,772,580
Long-term debt	3,722,566	3,077,330
	7,011,441	10,849,910
Liability for loans eligible for repurchase	4,702,103	3,026,207
Income taxes payable	1,002,744	685,262
Other	635,247	796,908
Total liabilities	13,351,535	15,358,287
Stockholders' equity	3,471,049	3,418,325
Total liabilities and stockholders' equity	$16,822,584	$18,776,612
Leverage ratios:
Total debt / Stockholders' equity	2.0	3.2
Total debt / Tangible stockholders' equity (1)	2.1	3.3
(1)	Tangible stockholders’ equity represents total stockholder’s’ equity reduced by intangible assets, primarily capitalized software, for the dates presented.

Total assets decreased $2.0 billion from $18.8 billion at December 31, 2021 to $16.8 billion at December 31, 2022. The decrease was primarily due to a $6.2 billion decrease in loans held for sale at fair value, partially offset by a $2.1 billion increase in MSRs and a $1.7 billion increase in loans eligible for repurchase. The decrease in loans held for sale at fair value was primarily due to lower loan production volume in 2022.

Total liabilities decreased by $2.0 billion from $15.4 billion as of December 31, 2021 to $13.4 billion at December 31, 2022. The decrease was primarily due to a $3.8 billion decrease in borrowings, partially offset by a $1.7 billion increase in liability for loans eligible for repurchase.

Cash Flows

Our cash flows for the three years ended December 31, 2022 are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Operating	$6,033,235	$2,563,061	$(6,198,938)
Investing	(721,582)	(304,369)	783,034
Financing	(4,323,207)	(2,451,380)	5,760,107
Net increase (decrease) in cash and restricted cash	$988,446	$(192,688)	$344,203

Operating activities

Net cash provided by (used in) operating activities totaled $6.0 billion, $2.6 billion, and $(6.2) billion in the years ended December 31, 2022, 2021, and 2020, respectively. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Cash flows from:
Loans held for sale	$5,676,655	$3,102,134	$(5,326,837)
Other operating sources	356,580	(539,073)	(872,101)
	$6,033,235	$2,563,061	$(6,198,938)

Investing activities

Net cash used in investing activities was $721.6 million in the year ended December 31, 2022, primarily comprised of $871.9 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $71.9 million used in acquisition of capitalized software, partially offset by a $238.7 million decrease in margin deposits.

Net cash used in investing activities was $304.4 million in the year ended December 31, 2021, primarily comprised of $434.4 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $97.7 million decrease in margin deposits.

Net cash provided by investing activities was $783.0 million in the year ended December 2020, primarily comprised of $913.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by $131.8 million increase in margin deposits.

Financing activities

Net cash used in financing activities was $4.3 billion in the year ended December 31, 2022, primarily due to a $4.5 billion decrease in short-term borrowings, which reflects decreased borrowing requirements relating to our reduced inventory of loans held for sale, and $406.1 million in repurchases of common stock, partially offset by issuance of a $650 million note payable secured by mortgage servicing rights.

Net cash used in financing activities was $2.5 billion in the year ended December 31, 2021, primarily due to a $2.4 billion decrease in short-term borrowings, which reflects decreased borrowing requirements relating to our inventory of loans held for sale, and a $958.2 million repurchase of common stock, partially offset by issuance of $1.2 billion of unsecured senior notes.

Net cash provided by financing activities totaled $5.8 billion in the year ended December 31, 2020, primarily due to an increase of $6.1 billion in borrowings to finance the growth in our inventory of loans held for sale, partially offset by $337.5 million of repurchases of common stock and $30.9 million of dividends paid to our common stock holders.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of equity or debt offerings. In addition, we utilized existing borrowing facilities to increase our cash balances to $1.3 billion at December 31, 2022. We believe that our liquidity is sufficient to meet our current liquidity needs.

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

On June 8, 2022, the Company, through its indirect subsidiary, PNMAC GMSR ISSUER TRUST (“Issuer Trust”), issued an aggregate principal amount of $500 million in secured term notes (the “2022-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The 2022-GT1 Notes bear interest at a rate equal to United States 30 Day Average Secured Overnight Financing Rate or SOFR plus 4.25% per annum, payable each month beginning in June 2022, on the 25th day of such month or, if such 25th day is not a business day, the next business day and mature on May 25, 2027 unless extended to either May 25, 2028 or May 25, 2029.

In December 16, 2022, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on SOFR plus a spread as defined in the agreement. The facility expires on November 13, 2024. The maximum amount that the Company may borrow under the note payable is $400 million, $350 million of which is committed and which may be reduced by other debt outstanding with the counter party.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Average balance	$2,580,513	$6,911,843	$3,348,928
Maximum daily balance	$7,289,147	$10,969,029	$9,663,995
Balance at year end	$3,004,690	$7,297,360	9,663,995

The differences between the average and maximum daily balances on our repurchase agreements reflect the fluctuations throughout the years of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

Our debt repurchase agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Our unsecured senior notes contain covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions, including, but not limited to, the following:

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

We believe that we are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we are also in compliance with Agencies’ revised requirements as currently interpreted as of December 31, 2022.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through December 31, 2022, we have repurchased approximately $1.7 billion of common shares under our stock repurchase program.

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

Under the terms of these financing agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2022, we believe we were in compliance in all material respects with these covenants.

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

The Company has issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes, as described above in Liquidity and Capital Resources. We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of December 31, 2022.

Our borrowings have maturities as follows:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Credit Suisse First Boston Mortgage Capital LLC	$918,804	$2,950,000	$1,200,000	May 31, 2024
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (3)	$100,000	$100,000	$100,000	May 31, 2024
Bank of America, N.A.	$567,745	$1,425,000	$380,000	June 5, 2024
Royal Bank of Canada	$381,893	$1,000,000	$225,000	December 14, 2023
BNP Paribas	$300,280	$600,000	$300,000	July 31, 2024
Wells Fargo Bank, N.A.	$221,986	$500,000	$200,000	November 17, 2023
JP Morgan Chase Bank, N.A. (warehouse facility)	$127,373	$500,000	$50,000	June 17, 2024
Morgan Stanley Bank, N.A.	$114,277	$250,000	$100,000	January 27, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$84,340	$500,000	$—	October 11, 2024
Barclays Bank PLC	$79,295	$350,000	$200,000	November 13, 2024
Goldman Sachs Bank USA	$64,486	$100,000	$100,000	December 23, 2023
Citibank, N.A.	$44,211	$950,000	$600,000	April 26, 2024
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$287,943	$550,000	$—	June 7, 2023
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2025
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
MSR Note Payable (4)	$150,000	$150,000	$150,000	November 13, 2024
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
(1)	Outstanding indebtedness as of December 31, 2022.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

(3)	The $100 million is borrowed from CSFB and Citibank, N.A. under the sale of a VFN under an agreement to repurchase up to a maximum of $500 million secured by Ginnie Mae MSRs. No borrowing is outstanding from CSFB and Citibank, N.A. under a sale of the GMSR Servicing Advance Notes under an agreement to repurchase up to a maximum of $600 million. Maximum amounts borrowed under both agreements to repurchase may be reduced by amounts utilized under other debt agreements with CSFB and Citibank N.A.

(4)	The maximum amount that the Company may borrow under this note payable is $400 million, $350 million of which is committed and may be reduced by other debt outstanding with the counterparty.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2022:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. (1)	$3,831,311	May 31, 2024	May 31, 2024
Credit Suisse First Boston Mortgage Capital LLC (2)	$75,634	March 1, 2023	May 31, 2024
Bank of America, N.A.	$68,918	March 16, 2023	June 5, 2024
Royal Bank of Canada	$19,895	April 12, 2023	December 14, 2023
JP Morgan Chase Bank, N.A. (EBO facility)	$13,316	February 14, 2023	October 11, 2024
JP Morgan Chase Bank, N.A. (warehouse facility)	$11,908	February 26, 2023	June 17, 2024
BNP Paribas	$11,131	March 19, 2023	July 31, 2024
Wells Fargo Bank, N.A.	$9,664	March 16, 2023	November 17, 2023
Morgan Stanley Bank, N.A.	$8,310	March 6, 2023	January 3, 2024
Barclays Bank PLC	$7,248	November 13, 2024	November 13, 2024
Goldman Sachs	$4,326	March 19, 2023	December 23, 2023
Citibank, N.A. (2)	$1,657	February 12, 2023	April 26, 2024
(1)	The borrowing facility with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. is in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facilities with Credit Suisse First Boston Mortgage Capital LLC and Citibank, N.A. are in the form of asset sales under agreements to repurchase.

All debt financing arrangements that matured between December 31, 2022 and the date of this Annual Report have been renewed or extended and are described in Note 12—Short-Term Borrowings to the accompanying consolidated financial statements.

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

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently most of our secured debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2022, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$337,167	$162,725	$79,976	$(77,346)	$(152,192)	$(294,872)
Pricing spread	$347,610	$168,917	$83,283	$(81,021)	$(159,863)	$(311,329)
Annual per-loan cost of servicing	$165,053	$82,527	$41,263	$(41,263)	$(82,527)	$(165,053)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the Company”) as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

February 22, 2023

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Our 2022 Equity Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock and stock unit awards, performance units, and stock grants which we collectively refer to as “awards.” Directors, officers and other employees of our Company and our subsidiaries, as well as others performing consulting or advisory services for us, are eligible for grants under the 2022 Equity Incentive Plan. The plan administrator of the equity incentive plan is the compensation committee of the board of directors. The board of directors itself may also exercise any of the powers and responsibilities under the 2022 Equity Incentive Plan. Subject to the terms of the 2022 Equity Incentive Plan, the plan administrator will select the recipients of awards and determine, among other things, the number of shares of common stock covered by the awards and the dates upon which such awards become exercisable or any restrictions lapse, as applicable; the type of award and the exercise or purchase price and method of payment for each such award; the performance measures, if applicable, required to be satisfied prior to vesting; the vesting period for awards, risks of forfeiture and any potential acceleration of vesting or lapses in risks of forfeiture; and the duration of awards.

The following table provides information about our former and current equity compensation plans as of December 31, 2022, which consist of the 2013 Equity Incentive Plan and the 2022 Equity Incentive Plan (collectively the “Equity Incentive Plans”):

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	5,776,124	$32.46	4,597,788
Equity compensation plans not approved by security holders (4)	—	—	—
Total	5,776,124	$32.46	4,597,788
(1)	The weighted average exercise price set forth in this column relates only to 4,316,846 shares of stock options outstanding under our Equity Incentive Plans. The remaining securities included in column (a) of this table are performance and time-based restricted stock units, for which no exercise price applies.

(2)	This number includes a general pool of 4,600,000 shares of common stock authorized for future awards, initially authorized under the 2022 Equity Incentive Plan, plus, on or after January 1, 2023, and each January 1st thereafter through January 1, 2032, by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors.

(3)	Represents our Equity Incentive Plans.

(4)	We do not have any equity plans that have not been approved by our stockholders.

The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, CA, PCAOB Auditor ID 34.

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2022.

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

		8-K	September 16, 2021

4.10	Form of Global Note for 5.750% Senior Notes due 2031 (included in Exhibit 4.9).	8-K	September 16, 2021

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 1, 2018.	8-K12B	November 1, 2018

10.2	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.3	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.4	Amended and Restated Stockholder Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and HC Partners LLC.	8-K12B	November 1, 2018

10.5†	Employment Agreement, dated December 13, 2022, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.6†	Employment Agreement, dated December 13, 2022 among Doug Jones, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.7†	Form of PennyMac Financial Services, Inc. Indemnification Agreement.	10-K	February 25, 2021

10.8†	PennyMac Financial Services, Inc. Change of Control Severance Plan.	8-K	September 28, 2021

10.9†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.10†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	March 9, 2018

10.11†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.12†	Third Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	February 25, 2021

10.13†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement.	8-K	June 17, 2013

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	10-Q	August 2, 2018

10.15†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Stock Option Award Agreement (2019).	10-K	March 5, 2019

10.16†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	10-Q	November 4, 2019

10.17†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	10-Q	November 4, 2019

10.18†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	10-Q	November 4, 2019

10.19†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	10-Q	November 4, 2019

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.20†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2020).	10-Q	May 7, 2020

10.21†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2020).	10-Q	May 7, 2020

10.22†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non Employee Directors (2020).	10-Q	May 7, 2020

10.23†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2020).	10-Q	May 7, 2020

10.24†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2020).	10-Q	May 7, 2020

10.25†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2020).	10-Q	May 7, 2020

10.26†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (Special Option 2020).	10-K	February 25, 2021

10.27†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non-Employee Directors (2021).	10-K	February 25, 2021

10.28†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	May 6, 2021

10.29†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	August 5, 2021

10.30†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Omnibus Amendment to Stock Option Award Agreements (2021).	10-Q	August 5, 2021

10.31†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.32	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

10.33	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	July 2, 2020

10.34	Amendment No. 1 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of March 9, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	May 6, 2021

10.35	Amendment No. 2 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of June 4, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	August 5, 2021

10.36	Amendment No. 3 to Fourth Amended and Restated Flow Servicing Agreement, dated as of September 29, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	November 4, 2021

10.37	Flow Servicing Agreement, dated as of June 1, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 5, 2022
10.38	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.39	Amendment No. 1 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 8, 2020, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 25, 2021

10.40

Amendment No. 2 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of September 28, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of October 1, 2022.

		10-Q	November 2, 2022
10.41

Amendment No. 3 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 6, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of November 1, 2022.

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
10.49

Amendment No. 2 to Third Amended and Restated Base Indenture, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		10-Q	August 5, 2022
10.50

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
10.51

Amendment No. 1 to Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 2, 2018

10.52˄

Amendment No. 2 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 24, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 7, 2020

10.53˄

Amendment No. 3 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.54

Amendment No. 4 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 6, 2021

10.55˄

Amendment No. 5 to the Series 2016-MSRVF1 Indenture Supplement, dated as of July 30, 2021, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 5, 2021

10.56

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

		10-Q	May 5, 2022
10.57

Joint Amendment No. 7 to Series 2016-MSRVF1 Indenture Supplement and Amendment No. 5 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch.

		10-Q	August 5, 2022

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.58

Series 2018-GT1 Indenture Supplement, dated as of February 28, 2018, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.59

Series 2018-GT2 Indenture Supplement, dated as of August 10, 2018, to Second Amended and Restated Base Indenture, dated as of August 10, 2017, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 15, 2018

10.60

Series 2022-GT1 Indenture Supplement to Third Amended and Restated Base Indenture, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	June 14, 2022

10.61	Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST.	8-K	December 21, 2016

10.62	Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC.	8-K	February 23, 2017

10.63	Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	April 7, 2020
10.64

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	August 5, 2022
10.65

Side Letter Agreement to Series 2016-MSRVF1 Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-K	February 23, 2022

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.66 ˄

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2016-MSRVF1.

		8-K	August 5, 2021

10.67

Omnibus Amendment No. 1 to Amended and Restated Master Repurchase Agreements, dated as of June 8, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2016-MSRVF1 and SERIES 2020-SPIADVF1.

		10-Q	August 5, 2022
10.68

Second Amended and Restated Guaranty, dated as of July 30, 2021, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC on behalf of Credit Suisse AG, Cayman Island Branch and Citibank, N.A..

		8-K	August 5, 2021

10.69˄

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2020-SPIADVF1.

		8-K	August 5, 2021

10.70

Amendment No. 2 to SERIES 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	August 5, 2022
10.71

Series 2020-SPIADVF1 Indenture Supplement, dated as of April 1, 2020, to Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 7, 2020

10.72	Consent Letter regarding Series 2020-SPIADVF1 Indenture Supplement, dated as of April 24, 2020, by and among PennyMacLoan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.	10-Q	May 7, 2020

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.73

Amendment No. 1 to the Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.74

Amendment No. 2 to the Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 6, 2021

10.75˄

Amendment No. 3 to the Series 2020- SPIADVF1 Indenture Supplement, dated as of July 30, 2021, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch.

		8-K	August 5, 2021

10.76

Side Letter Agreement to Series 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-K	February 23, 2022
10.77

Omnibus Amendment No. 1 to the Side Letter Agreements, dated December 7, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-K	February 23, 2022
10.78

Base Indenture, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, PennyMac Loan Services, LLC, as Servicer and Administrator, and Credit Suisse First Boston Mortgage Capital LLC, as Administrative Agent.

		8-K	May 3, 2021
10.79

Master Repurchase Agreement, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Buyer, PennyMac Loan Services, LLC, as Seller, and Private National Mortgage Acceptance Company, LLC, as Guarantor.

		8-K	May 3, 2021
10.80	Guaranty, dated as of April 28, 2021, made by Private National Mortgage Acceptance Company, LLC, in favor of PFSI ISSUER TRUST – FMSR.	8-K	May 3, 2021

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.81

Master Repurchase Agreement, dated as of April 28, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as Buyer, and PennyMac Loan Services, LLC, as Seller.

		8-K	May 3, 2021

10.82

Amendment No. 1 to the Series 2021-MSRVF1 Repurchase Agreement, dated as of September 8, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 23, 2022

10.83

Amendment No. 2 to the Series 2021-MSRVF1 Repurchase Agreement, dated as of December 29, 2021 and effective as of January 1, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 23, 2022

10.84	Guaranty, dated as of April 28, 2021, by Private National Mortgage Acceptance Company, LLC, in favor of PennyMac Loan Services, LLC.	8-K	May 3, 2021

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (ii) the Consolidated Statements of Income for the years ended December 31, 2022 and December 31, 2021, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2022 and 2021, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

February 22, 2023

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

	(in thousands, except share amounts)
ASSETS
Cash	$1,328,536	$340,069
Short-term investment at fair value	12,194	6,873
Loans held for sale at fair value (includes $3,442,847 and $9,135,577 pledged to creditors)	3,509,300	9,742,483
Derivative assets	99,003	333,695
Servicing advances, net (includes valuation allowance of $78,992 and $120,940; $381,379 and $232,107 pledged to creditors)	696,753	702,160
Mortgage servicing rights at fair value (includes $5,897,613 and $3,856,791 pledged to creditors)	5,953,621	3,878,078
Operating lease right-of-use assets	65,866	89,040
Investment in PennyMac Mortgage Investment Trust at fair value	929	1,300
Receivable from PennyMac Mortgage Investment Trust	36,372	40,091
Loans eligible for repurchase	4,702,103	3,026,207
Other (includes $12,277 and $45,294 pledged to creditors)	417,907	616,616
Total assets	$16,822,584	$18,776,612
LIABILITIES
Assets sold under agreements to repurchase	$3,001,283	$7,292,735
Mortgage loan participation purchase and sale agreements	287,592	479,845
Notes payable secured by mortgage servicing assets	1,942,646	1,297,622
Unsecured senior notes	1,779,920	1,776,219
Obligations under capital lease	—	3,489
Derivative liabilities	21,712	22,606
Mortgage servicing liabilities at fair value	2,096	2,816
Accounts payable and accrued expenses	262,358	359,413
Operating lease liabilities	85,550	110,003
Payable to PennyMac Mortgage Investment Trust	205,011	228,019
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	30,530
Income taxes payable	1,002,744	685,262
Liability for loans eligible for repurchase	4,702,103	3,026,207
Liability for losses under representations and warranties	32,421	43,521
Total liabilities	13,351,535	15,358,287

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 49,988,492 and 56,867,202 shares, respectively	5	6
Additional paid-in capital	—	125,396
Retained earnings	3,471,044	3,292,923
Total stockholders' equity	3,471,049	3,418,325
Total liabilities and stockholders' equity	$16,822,584	$18,776,612

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2022	2021	2020

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$808,197	$2,515,874	$2,690,104
From PennyMac Mortgage Investment Trust	(16,564)	(51,473)	50,681
	791,633	2,464,401	2,740,785
Loan origination fees:
From non-affiliates	161,441	358,028	262,143
From PennyMac Mortgage Investment Trust	8,418	26,126	23,408
	169,859	384,154	285,551
Fulfillment fees from PennyMac Mortgage Investment Trust	67,991	178,927	222,200
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	1,054,828	875,570	814,646
From PennyMac Mortgage Investment Trust	81,915	80,658	67,181
Other	91,894	118,884	116,464
	1,228,637	1,075,112	998,291
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	354,176	(415,906)	(1,501,993)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	(1,037)	24,970
Mortgage servicing rights hedging results	(631,484)	(475,215)	918,180
	(277,308)	(892,158)	(558,843)
Net loan servicing fees	951,329	182,954	439,448
Net interest expense:
Interest income:
From non-affiliates	294,062	299,782	243,701
From PennyMac Mortgage Investment Trust	—	387	3,325
	294,062	300,169	247,026
Interest expense:
To non-affiliates	335,427	389,419	263,133
To PennyMac Mortgage Investment Trust	—	1,280	8,418
	335,427	390,699	271,551
Net interest expense	(41,365)	(90,530)	(24,525)
Management fees from PennyMac Mortgage Investment Trust	31,065	37,801	34,538
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(235)	336	(453)
Results of real estate acquired in settlement of loans	2,510	1,993	1,036
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	576	—	280
Other	12,392	7,325	6,737
Total net revenues	1,985,755	3,167,361	3,705,597
Expenses
Compensation	735,231	999,802	738,569
Loan origination	173,622	330,788	219,746
Technology	139,950	141,426	112,570
Professional services	73,270	94,283	64,064
Servicing	59,628	109,835	256,934
Marketing and advertising	46,762	44,806	8,658
Occupancy and equipment	40,124	35,810	33,357
Other	51,921	51,428	31,090
Total expenses	1,320,508	1,808,178	1,464,988
Income before provision for income taxes	665,247	1,359,183	2,240,609
Provision for income taxes	189,740	355,693	593,725
Net income	$475,507	$1,003,490	$1,646,884
Earnings per share
Basic	$8.96	$15.73	$21.91
Diluted	$8.50	$14.87	$20.92
Weighted average shares outstanding
Basic	53,065	63,799	75,161
Diluted	55,950	67,471	78,728

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Number of	Par	paid-in	Retained
	shares	value	capital	earnings	Total

	(in thousands)
Balance at January 1, 2020	78,515	$8	$1,335,107	$726,392	$2,061,507
Net income	—	—	—	1,646,884	1,646,884
Stock based compensation	1,276	—	49,229	—	49,229
Issuance of common stock in settlement of directors' fees	5	—	194	—	194
Common stock dividends ($0.54 per share)	—	—	—	(30,947)	(30,947)
Repurchase of common stock	(8,890)	(1)	(337,478)	—	(337,479)
Balance at December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	1,003,490	1,003,490
Stock based compensation	1,326	—	36,337	—	36,337
Issuance of common stock in settlement of directors' fees	3	—	200	—	200
Common stock dividends ($0.80 per share)	—	—	—	(52,896)	(52,896)
Repurchase of common stock	(15,368)	(1)	(958,193)	—	(958,194)
Balance at December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	475,507	475,507
Stock based compensation	905	—	37,719	—	37,719
Issuance of common stock in settlement of directors' fees	4	—	205	—	205
Common stock dividends ($0.80 per share)	—	—	—	(54,621)	(54,621)
Repurchase of common stock	(7,788)	(1)	(163,320)	(242,765)	(406,086)
Balance at December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Cash flow from operating activities
Net income	$475,507	$1,003,490	$1,646,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on loans held for sale at fair value	(791,633)	(2,464,401)	(2,740,785)
Change in fair value of mortgage servicing rights, mortgage servicing liabilities and excess servicing spread	(354,176)	416,943	1,477,023
Mortgage servicing rights hedging results	631,484	475,215	(918,180)
Capitalization of interest on loans held for sale	(3,231)	(19,244)	(119,740)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	1,280	8,418
Amortization of debt issuance costs	19,198	24,321	19,048
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	371	(195)	567
Results of real estate acquired in settlement in loans	(2,510)	(1,993)	(1,036)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(576)	—	(280)
Stock-based compensation expense	42,552	37,794	45,105
(Reversal of) provision for servicing advance losses	(36,075)	(47,878)	125,898
Depreciation and amortization	34,409	28,645	25,575
Impairment of capitalized software	—	728	13,145
Amortization of operating lease right-of-use assets	15,831	14,295	12,284
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(50,575,617)	(67,851,634)	(63,618,185)
Origination of loans held for sale	(20,297,064)	(54,857,114)	(31,783,465)
Purchase of loans held for sale from non-affiliates	(1,802,769)	(4,896,527)	(3,799,336)
Purchase of loans from Ginnie Mae securities and early buyout investors	(6,199,212)	(23,644,025)	(11,156,684)
Sale to non-affiliates and principal payments of loans held for sale	84,345,379	154,450,942	102,840,312
Sale of loans held for sale to PennyMac Mortgage Investment Trust	298,862	—	2,248,896
Repurchase of loans subject to representations and warranties	(92,924)	(99,508)	(58,375)
Settlement of repurchase agreement derivatives	—	—	8,270
Increase in servicing advances	(36,534)	(232,574)	(391,440)
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	2,776	35,243	(48,320)
Sale of real estate acquired in settlement of loans	19,761	14,555	32,555
Decrease (increase) in other assets	191,384	61,871	(334,045)
(Decrease) increase in accounts payable and accrued expenses	(109,485)	34,666	135,314
Decrease in operating lease liabilities	(19,392)	(16,310)	(13,421)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(36,708)	36,549	37,642
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(3,855)	(4,635)	(10,713)
Increase in income taxes payable	317,482	62,562	118,131
Net cash provided by (used in) operating activities	6,033,235	2,563,061	(6,198,938)

Statements continue on the next page.

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(5,321)	8,344	59,394
Net change in assets purchased from PMT under agreement to resell	—	80,862	26,650
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(871,878)	(434,397)	913,064
Purchase of mortgage servicing rights	(3,993)	—	(25,473)
Acquisition of capitalized software	(71,935)	(48,980)	(48,090)
Purchase of furniture, fixtures, equipment and leasehold improvements	(7,159)	(7,899)	(10,671)
Decrease (increase) in margin deposits	238,704	97,701	(131,840)
Net cash (used in) provided by investing activities	(721,582)	(304,369)	783,034
Cash flow from financing activities
Sale of assets under agreements to repurchase	75,076,185	136,179,744	102,232,005
Repurchase of assets sold under agreements to repurchase	(79,368,855)	(138,546,379)	(96,709,690)
Issuance of mortgage loan participation purchase and sale certificates	19,312,943	23,784,510	23,607,079
Repayment of mortgage loan participation purchase and sale certificates	(19,504,845)	(23,826,142)	(23,583,550)
Issuance of notes payable secured by mortgage servicing assets	650,000	—	—
Issuance of unsecured senior notes	—	1,150,000	650,000
Repayment of obligations under capital lease	(3,489)	(8,375)	(8,946)
Repayment of excess servicing spread financing	—	(134,624)	(32,377)
Payment of debt issuance costs	(19,606)	(37,567)	(30,112)
Issuance of common stock pursuant to exercise of stock options	2,947	7,536	9,389
Payment of withholding taxes relating to stock-based compensation	(7,780)	(8,993)	(5,265)
Payment of dividend to holders of common stock	(54,621)	(52,896)	(30,947)
Repurchase of common stock	(406,086)	(958,194)	(337,479)
Net cash (used in) provided by financing activities	(4,323,207)	(2,451,380)	5,760,107
Net increase (decrease) in cash and restricted cash	988,446	(192,688)	344,203
Cash and restricted cash at beginning of year	340,093	532,781	188,578
Cash and restricted cash at end of year	$1,328,539	$340,093	$532,781
Cash and restricted cash at end of year are comprised of the following:
Cash	$1,328,536	$340,069	$532,716
Restricted cash included in Other assets	3	24	65
	$1,328,539	$340,093	$532,781
Supplemental cash flow information:
Cash paid for interest	$329,975	$389,527	$272,970
Cash (refunds received) paid for income taxes, net	$(127,742)	$293,131	$475,594
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$1,718,094	$1,861,949	$1,138,045
Operating right-of-use assets recognized	$1,364	$28,401	$14,128
Non-cash financing activities:
Mortgage servicing liabilities resulting from loan sales	$—	$106,631	$23,325
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$—	$557	$2,093
Issuance of common stock in settlement of directors' fees	$205	$200	$194

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

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and loan servicing. PNMAC’s investment management activities and a portion of its mortgage banking activities are conducted on behalf of PennyMac Mortgage Investment Trust (“PMT”), a publicly held real estate investment trust that invests in residential mortgage-related assets. PNMAC’s primary wholly owned subsidiaries are:

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

●	PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

Note 2—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT and its subsidiaries (generally comprised of gains on mortgage loans held for sale, loan origination fees, fulfillment fees, loan servicing fees, management fees and net interest paid to PMT) totaled 9%, 9%, and 11% of total net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The Company also purchased 70%, 53% and 64% of its newly originated loan production from PMT during the years ended December 31, 2022, 2021 and 2020, respectively.

Note 3—Significant Accounting Policies

A description of the Company’s significant accounting policies applied in the preparation of these consolidated financial statements follows.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

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

PFSI engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of the Company’s assets. The Company is exposed to price risk relative to:

●	Loans held for sale and IRLCs. The Company bears price risk from the time a commitment to fund a loan is made to a borrower or to purchase a loan from PMT or a non-affiliated entity, to the time either the prospective transaction is cancelled or the loan is sold. During this period, the Company is exposed to losses if market interest rates increase, because the fair value of the purchase commitment or prospective loan decreases.

●	Mortgage servicing rights (“MSRs”). MSRs are generally subject to reduction in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the MSRs, thereby reducing their fair value. Reductions in the fair value of MSRs affect earnings primarily through recognition of the changes in fair value.

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

The Company recognizes MSRs and MSLs initially at fair value, either as proceeds from or liabilities incurred in sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs or receipt of cash for acceptance of MSLs.

The fair value of MSRs and MSLs is derived from the net positive or negative, respectively, cash flows associated with the servicing contracts. For loans subject to MSR and MSL contracts, the Company receives a servicing fee, based on the remaining outstanding principal balances of the mortgage loans subject to the servicing contracts. The servicing fees are collected from the monthly payments made by the mortgagors.

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

Borrowings

The carrying values of borrowings other than excess servicing spread (“ESS”) are based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements (debt issuance costs) are included in the carrying value of the agreements and are charged to Interest expense over the terms of the respective borrowing facilities:

●	Debt issuance costs relating to revolving facilities, such as repurchase agreement and mortgage loan participation purchase and sale facilities are amortized on the straight line basis over the term of the facility; and

●	Debt issuance cost relating to non-revolving debts, such as the Company’s Notes payable secured by mortgage servicing assets and Unsecured senior notes are amortized over the contractual term of the non-revolving debt using the interest method.

Excess Servicing Spread Financing at Fair Value

The Company finances certain of its purchases of Agency MSRs through the sale to PMT of the right to receive the excess of the servicing fee rate over a specified rate of the underlying MSRs. This excess is referred to as ESS. ESS is carried at its fair value. Changes in fair value of ESS are recognized in current period income in Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

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

As a result of providing representations and warranties to investors and insurers, the Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee. Both the initial recognition of, and adjustments to the level of, the liability for representations and warranties are recorded in Net gains on loans held for sale at fair value.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, investor repurchase demand or insurer claim denial strategies, and other external conditions that may change over the lives of the underlying loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Company believes that the current unpaid principal balance (“UPB”) of loans sold to date represents the maximum exposure to repurchases related to representations and warranties.

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

Loan Servicing Fees

Loan servicing fees are received by the Company for servicing loans. Loan servicing activities are described in Mortgage Servicing Rights and Mortgage Servicing Liabilities above. Loan servicing fee amounts are based upon fee rates established at the time a loan sale or securitization agreement is entered into.

The Company’s obligations under its loan servicing agreements are fulfilled as the Company services the loans. Fees are collected when the loan payments are received from the borrowers in the case of MSRs held by the Company or within 30 days of the applicable month-end for subserviced loans.

Loan servicing fees relating to owned MSRs are recognized when earned. Loan servicing fees relating to loans subserviced for PMT are recognized in the month in which the loans are serviced.

Fulfillment Fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of loans. Fulfillment fee amounts are based upon a negotiated fee schedule. The Company’s obligation under the agreement is fulfilled when PMT issues a loan commitment, when it purchases a loan and when it completes the sale or securitization of a loan it purchases to investors other than Fannie Mae or Freddie Mac. Fulfillment fee revenue is recognized in the month an interest rate lock commitment is issued, or the loan is purchased or sold by PMT. Fulfillment fees are not collected for any loans sold from PMT to the Company. Fulfillment fees are generally collected within 30 days of the applicable activity.

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

The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period in which the change occurs. The Company establishes a valuation allowance if, in management’s judgment, it is not more likely than not that a deferred tax asset will be realized.

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

Note 4—Transactions with Related Parties

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities

The Company sells newly originated loans to PMT under a mortgage loan purchase agreement. The Company has typically utilized the mortgage loan purchase agreement for the purpose of selling to PMT conforming balance non-government insured or guaranteed loans, as well as prime jumbo residential mortgage loans. The Company also purchases newly originated loans from PMT and provides fulfilment services to PMT relating to its loan production activities.

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate UPB of all recaptured loans, to (ii) the aggregate UPB of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has further agreed to allocate sufficient resources to target a recapture rate of 15%.

Fulfillment Services

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee.

Through June 30, 2020, pursuant to the terms of a mortgage banking services agreement, the monthly fulfillment fee was an amount equal to:

●	no greater than the product of (i) 0.35% and (ii) the aggregate initial UPB (the “Initial UPB”) of all mortgage loans purchased in such month, plus
●	in the case of all mortgage loans other than those sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided, however, that no fulfillment fee was due or payable to the Company with respect to any mortgage loans underwritten to the Ginnie Mae MBS Guide.

Effective July 1, 2020, the fulfillment fees were revised as follows:

Fulfillment fees shall not exceed the following:

●	the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
●	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans, and as of October 1, 2022, certain Fannie Mae or Freddie Mac loans acquired by PLS.

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and, through June 30, 2020, a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days mortgage loans are held by PMT before being purchased by the Company. Effective July 1, 2020, sourcing fee rates were revised to range from one to two basis points of the UPB, generally based on the average number of calendar days the loans are held by PMT before purchase by PLS. The Company may also acquire conventional loans from PMT on the same terms upon mutual agreement between PMT and the Company.

While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production activities, including MSR recapture, between the Company and PMT:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Net (losses) gains on loans held for sale at fair value:
Net (losses) gains on loans held for sale to PMT (primarily cash)	$(2,820)	$—	$81,295
Mortgage servicing rights and excess servicing spread recapture incurred	(13,744)	(51,473)	(30,614)
	$(16,564)	$(51,473)	$50,681
Sale of loans held for sale to PMT	$298,862	$—	$2,248,896

Tax service fees earned from PMT included in Loan origination fees	$8,418	$26,126	$23,408

Fulfillment fee revenue	$67,991	$178,927	$222,200
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$37,090,031	$110,003,574	$100,389,252

Sourcing fees included in cost of loans purchased from PMT	$4,968	$6,472	$11,037
Unpaid principal balance of loans purchased from PMT	$49,680,267	$64,774,728	$60,540,530

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s portfolio of MSRs, loans at fair value other than special servicing loans and loans held for sale (prime servicing) and its portfolio of residential mortgage loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO. The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT.

Prime Servicing

●	The base servicing fees for prime servicing loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime servicing loans become delinquent, the Company receives an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO.

●	The Company is entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification, origination fees and a percentage of late charges.

●	Effective July 1, 2020, the Company receives certain fees for COVID-19 pandemic-related forbearance and modification activities provided for under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

Special Servicing

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees. The Company may also receive REO rental fees, property lease renewal fees, property management fees, tenant paid application fees, late rent fees, and third-party vendor fees associated with its management of REO.

Following is a summary of loan servicing fees earned from PMT:

	Year ended December 31,
Loan type serviced	2022	2021	2020

	(in thousands)
Loans acquired for sale	$1,018	$2,363	$2,067
Loans at fair value	529	505	807
Mortgage servicing rights	80,368	77,790	64,307
	$81,915	$80,658	$67,181

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Base management	$31,065	$34,794	$34,538
Performance incentive	—	3,007	—
	$31,065	$37,801	$34,538

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

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$23,829	$18,812	$22,583
Common overhead incurred by the Company	8,588	4,906	5,172
Compensation	660	660	570
	$33,077	$24,378	$28,325
Payments and settlements during the year (1)	$144,012	$284,381	$378,162
(1)	Payments and settlements include payments for the operating, investing and financing activities summarized in this note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Investing Activities

Master Repurchase Agreement

The Company, through PLS, has a master repurchase agreement with one of PMT’s wholly-owned subsidiaries, PennyMac Holdings, LLC (“PMH”) (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from the Company for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS under the Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and PNMAC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors:
Activity during the year:
Net repayments of assets purchased from PMT under agreement to resell		$80,862	$26,650
Interest income		$387	$3,325
Balance at end of year		$—	$80,862
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Activity during the year:
Dividends earned from PennyMac Mortgage Investment Trust	$136	$141	$114
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(371)	195	(567)
	$(235)	$336	$(453)
Balance at end of year:
Fair value	$929	$1,300
Number of shares	75	75

Financing Activities

Spread Acquisition and MSR Servicing Agreements

The Company has an amended and restated a master spread acquisition and MSR servicing agreement with PMT (the “Spread Acquisition Agreement”), pursuant to which the Company may sell to PMT, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by the Company, in which case the Company generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by PMT in connection with the parties’ participation in the GNMA MSR Facility.

To the extent the Company refinances any of the mortgage loans relating to the ESS it has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair market value in lieu of transferring such ESS.

During the quarter ended March 31, 2021, the Company repaid its outstanding ESS financing through the repurchase of the ESS from PMT.

Following is a summary of financing activities between the Company and PMT:

	Year ended December 31,
	2021	2020

	(in thousands)
Excess servicing spread financing:
Balance at beginning of year	$131,750	$178,586
Issuance pursuant to recapture agreement	557	2,093
Accrual of interest	1,280	8,418
Change in fair value	1,037	(24,970)
Repayment	(134,624)	(32,377)
Balance at end of year	$—	$131,750
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$614	$2,241

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	December 31,
	2022	2021

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$11,447	$15,431
Management fees	7,307	8,918
Correspondent production fees	6,835	8,894
Servicing fees	6,740	6,848
Fulfillment fees	4,043	—
	$36,372	$40,091
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$201,451	$212,066
Other	3,560	15,953
	$205,011	$228,019

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

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Activity during the year:
Payments under tax receivable agreement	$3,855	$4,635	$10,713
Repricing of liability	$(576)	$—	$(280)
Balance at end of year	$26,099	$30,530	$35,165

Townsgate Closing Services LLC

On December 27, 2022, the Company advanced $801,000 to one of its joint ventures, Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027 and earns interest, initially 10.75% per year, subject to semi-annual adjustment indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance is included in Other assets on the Company’s consolidated balance sheet.

Donor Advised Fund

During the years ended December 31, 2021 and 2020, the Company contributed $5.8 million and $2.3 million, respectively, to a donor advised fund for the purpose of making charitable contributions. No such contributions were made during the year ended December 31, 2022.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement as servicer with the loans as servicer:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Cash flows:
Sales proceeds	$84,345,379	$154,450,942	$102,840,312
Servicing fees received	$931,315	$840,104	$678,142

The following table summarizes the UPB of the loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2022	2021

	(in thousands)
Unpaid principal balance of loans outstanding	$295,032,674	$254,524,015
Delinquent loans (1):
30-89 days	$11,019,194	$6,129,597
90 days or more:
Not in foreclosure	$6,548,849	$8,399,299
In foreclosure	$834,155	$715,016
Foreclosed	$12,905	$6,900
Loans in bankruptcy	$1,143,484	$1,039,362
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days	$950,172	$1,020,290
90 days or more	2,934,718	2,550,703
	$3,884,890	$3,570,993
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	December 31, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$295,032,674	$—	$295,032,674
Purchased	19,568,122	—	19,568,122
	314,600,796	—	314,600,796
PennyMac Mortgage Investment Trust	—	233,575,672	233,575,672
Loans held for sale	3,498,214	—	3,498,214
	$318,099,010	$233,575,672	$551,674,682
Delinquent loans (1):
30 days	$8,903,829	$1,576,414	$10,480,243
60 days	2,855,176	337,081	3,192,257
90 days or more:
Not in foreclosure	6,829,985	888,057	7,718,042
In foreclosure	914,213	75,012	989,225
Foreclosed	13,835	7,979	21,814
	$19,517,038	$2,884,543	$22,401,581
Loans in bankruptcy	$1,291,038	$125,719	$1,416,757
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$453,562	$88,024	$541,586
60 days	527,035	89,171	616,206
90 days or more	3,042,923	466,489	3,509,412
	$4,023,520	$643,684	$4,667,204
Custodial funds managed by the Company (2)	$3,329,709	$1,783,157	$5,112,866
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2021
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$254,524,015	$—	$254,524,015
Purchased	23,861,358	—	23,861,358
	278,385,373	—	278,385,373
PennyMac Mortgage Investment Trust	—	221,892,142	221,892,142
Loans held for sale	9,430,766	—	9,430,766
	$287,816,139	$221,892,142	$509,708,281
Delinquent loans (1):
30 days	$5,338,545	$974,055	$6,312,600
60 days	1,604,782	190,727	1,795,509
90 days or more:
Not in foreclosure	9,001,137	1,750,628	10,751,765
In foreclosure	829,494	43,793	873,287
Foreclosed	8,017	16,489	24,506
	$16,781,975	$2,975,692	$19,757,667
Loans in bankruptcy	$1,261,980	$133,655	$1,395,635
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$554,161	$81,580	$635,741
60 days	556,990	89,534	646,524
90 days or more	2,732,089	638,703	3,370,792
	$3,843,240	$809,817	$4,653,057
Custodial funds managed by the Company (2)	$8,485,081	$3,823,527	$12,308,608
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.

(2)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2022	2021

	(in thousands)
California	$68,542,279	$67,317,935
Florida	50,873,961	45,222,233
Texas	47,911,696	42,064,686
Virginia	33,478,151	31,442,370
Maryland	25,473,417	23,922,075
All other states	325,395,178	299,738,982
	$551,674,682	$509,708,281

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

Fair Value Accounting Elections

The Company identified its MSRs, its MSLs and all of its non-cash financial assets, to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Company has also identified its ESS financing to be accounted for at fair value as a means of hedging the related MSRs’ fair value risk.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$12,194	$—	$—	$12,194
Loans held for sale at fair value	—	3,163,528	345,772	3,509,300
Derivative assets:
Interest rate lock commitments	—	—	36,728	36,728
Forward purchase contracts	—	2,433	—	2,433
Forward sales contracts	—	80,754	—	80,754
MBS put options	—	6,057	—	6,057
Put options on interest rate futures purchase contracts	29,203	—	—	29,203
Call options on interest rate futures purchase contracts	2,820	—	—	2,820
Total derivative assets before netting	32,023	89,244	36,728	157,995
Netting	—	—	—	(58,992)
Total derivative assets	32,023	89,244	36,728	99,003
Mortgage servicing rights at fair value	—	—	5,953,621	5,953,621
Investment in PennyMac Mortgage Investment Trust	929	—	—	929
	$45,146	$3,252,772	$6,336,121	$9,575,047
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,884	$10,884
Forward purchase contracts	—	48,670	—	48,670
Forward sales contracts	—	20,684	—	20,684
Put options on interest rate futures sales contracts	3,008	—	—	3,008
Total derivative liabilities before netting	3,008	69,354	10,884	83,246
Netting	—	—	—	(61,534)
Total derivative liabilities	3,008	69,354	10,884	21,712
Mortgage servicing liabilities at fair value	—	—	2,096	2,096
	$3,008	$69,354	$12,980	$23,808

	December 31, 2021
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$6,873	$—	$—	$6,873
Loans held for sale at fair value	—	8,613,607	1,128,876	9,742,483
Derivative assets:
Interest rate lock commitments	—	—	323,473	323,473
Forward purchase contracts	—	20,485	—	20,485
Forward sales contracts	—	40,215	—	40,215
MBS put options	—	7,655	—	7,655
Swaption purchase contracts	—	1,625	—	1,625
Put options on interest rate futures purchase contracts	3,141	—	—	3,141
Call options on interest rate futures purchase contracts	2,078	—	—	2,078
Total derivative assets before netting	5,219	69,980	323,473	398,672
Netting	—	—	—	(64,977)
Total derivative assets	5,219	69,980	323,473	333,695
Mortgage servicing rights at fair value	—	—	3,878,078	3,878,078
Investment in PennyMac Mortgage Investment Trust	1,300	—	—	1,300
	$13,392	$8,683,587	$5,330,427	$13,962,429
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,280	$1,280
Forward purchase contracts	—	18,007	—	18,007
Forward sales contracts	—	35,415	—	35,415
Total derivative liabilities before netting	—	53,422	1,280	54,702
Netting	—	—	—	(32,096)
Total derivative liabilities	—	53,422	1,280	22,606
Mortgage servicing liabilities at fair value	—	—	2,816	2,816
	$—	$53,422	$4,096	$25,422

As shown above, certain of the Company’s loans held for sale, IRLCs, repurchase agreement derivatives, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” fair value inputs at either the beginning or the end of the year presented for each of the three years ended December 31, 2022:

	Year ended December 31, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	3,338,743	369,769	3,993	3,712,505
Capitalization of interest and advances	60,589	—	—	60,589
Sales and repayments	(1,378,441)	—	—	(1,378,441)
Mortgage servicing rights resulting from loan sales	—	—	1,718,094	1,718,094
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(41,483)	—	—	(41,483)
Other factors	(25,156)	(624,905)	353,456	(296,605)
	(66,639)	(624,905)	353,456	(338,088)
Transfers from Level 3 to Level 2	(2,736,940)	—	—	(2,736,940)
Transfers to real estate acquired in settlement of loans	(416)	—	—	(416)
Transfers to loans held for sale	—	(41,213)	—	(41,213)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Changes in fair value recognized during the year relating to assets still held at December 31, 2022	$(26,699)	$25,844	$353,456	$352,601
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Year ended
Liabilities	December 31, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(720)
Balance, December 31, 2022	$2,096
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2022	$(720)

	Year ended December 31, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	20,330,785	1,654,476	—	21,985,261
Capitalization of interest and advances	169,053	—	—	169,053
Sales and repayments	(11,783,818)	—	—	(11,783,818)
Mortgage servicing rights resulting from loan sales	—	—	1,861,949	1,861,949
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	285,501	—	—	285,501
Other factors	—	489,547	(565,045)	(75,498)
	285,501	489,547	(565,045)	210,003
Transfers from Level 3 to Level 2	(12,547,732)	—	—	(12,547,732)
Transfer to real estate acquired in settlement of loans	(82)	—	—	(82)
Transfers to loans held for sale	—	(2,498,856)	—	(2,498,856)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Changes in fair value recognized during the year relating to assets still held at December 31, 2021	$22,516	$322,193	$(565,045)	$(220,336)

	Year ended December 31, 2021
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Mortgage servicing liabilities resulting from loan sales	—	106,631	106,631
Changes in fair value included in income	1,037	(149,139)	(148,102)
Repayments	(134,624)	—	(134,624)
Balance, December 31, 2021	$—	$2,816	$2,816
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2021	$—	$(3,156)	$(3,156)

	Year ended December 31, 2020
		Net interest	Repurchase	Mortgage
	Loans held	rate lock	agreement	servicing
Assets	for sale	commitments (1)	derivatives	rights	Total

	(in thousands)
Balance, December 31, 2019	$383,878	$136,650	$8,187	$2,926,790	$3,455,505
Purchases and issuances, net	9,672,322	2,028,957	—	25,473	11,726,752
Capitalization of interest and advances	119,037	—	—	—	119,037
Sales and repayments	(2,381,493)	—	(8,270)	—	(2,389,763)
Mortgage servicing rights resulting from loan sales	—	—	—	1,138,045	1,138,045
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	127,780	—	—	—	127,780
Other factors	—	1,254,235	83	(1,509,134)	(254,816)
	127,780	1,254,235	83	(1,509,134)	(127,036)
Transfers from Level 3 to Level 2	(3,246,282)	—	—	—	(3,246,282)
Transfers to real estate acquired in settlement of loans	(73)	—	—	—	(73)
Transfers to loans held for sale	—	(2,742,816)	—	—	(2,742,816)
Balance, December 31, 2020	$4,675,169	$677,026	$—	$2,581,174	$7,933,369
Changes in fair value recognized during the year relating to assets still held at December 31, 2020	$153,474	$677,026	$—	$(1,509,134)	$(678,634)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2020
	Excess
	servicing	Mortgage
	spread	servicing
Liabilities	financing	liabilities	Total

	(in thousands)
Balance, December 31, 2019	$178,586	$29,140	$207,726
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	2,093	—	2,093
Accrual of interest	8,418	—	8,418
Mortgage servicing liabilities resulting from loan sales	—	23,325	23,325
Changes in fair value included in income	(24,970)	(7,141)	(32,111)
Repayments	(32,377)	—	(32,377)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2020	$(24,970)	$(7,141)	$(32,111)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of the Company’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2022			2021			2020
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$(219,054)	$—	$(219,054)	$2,568,318	$—	$2,568,318	$2,899,314	$—	$2,899,314
Mortgage servicing rights	—	353,456	353,456	—	(565,045)	(565,045)	—	(1,509,134)	(1,509,134)
	$(219,054)	$353,456	$134,402	$2,568,318	$(565,045)	$2,003,273	$2,899,314	$(1,509,134)	$1,390,180
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$(1,037)	$(1,037)	$—	$24,970	$24,970
Mortgage servicing liabilities	—	720	720	—	149,139	149,139	—	7,141	7,141
	$—	$720	$720	$—	$148,102	$148,102	$—	$32,111	$32,111

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2022			December 31, 2021
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$3,450,578	$3,428,052	$22,526	$9,577,398	$9,263,242	$314,156
90 days or more delinquent:
Not in foreclosure	47,252	53,351	(6,099)	153,162	153,875	(713)
In foreclosure	11,470	16,811	(5,341)	11,923	13,649	(1,726)
	$3,509,300	$3,498,214	$11,086	$9,742,483	$9,430,766	$311,717

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets held at year end that were measured based on fair value on a nonrecurring basis during the year:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2022	$—	$—	$1,850	$1,850
December 31, 2021	$—	$—	$2,588	$2,588

The following table summarizes the total net losses recognized on assets measured based on fair values on a nonrecurring basis during the year:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Real estate acquired in settlement of loans	$523	$799	$814

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by mortgage servicing assets, Unsecured senior notes and Obligations under capital lease are carried at amortized cost.

These assets and liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these liabilities other than the Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the Term Notes and the Unsecured senior notes based on non-affiliate broker indications of fair value. The fair value and carrying value of these notes are summarized below:

	December 31, 2022		December 31, 2021
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term Notes	$1,677,476	$1,794,475	$1,302,640	$1,297,622
Unsecured senior notes	$1,550,750	$1,779,920	$1,790,375	$1,776,219

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs, to the Company’s senior management valuation committee. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models and for MSRs, comparisons of its estimates of fair value to those procured from non-affiliate brokers and comparisons of the key inputs used in the Company’s valuation model to published surveys.

The Company’s senior management valuation committee includes the Company’s chief financial, risk, credit and deputy chief investment officers as well as other senior members of the Company’s finance, capital markets and risk management staff.

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

Loans become eligible for resale into a new Ginnie Mae security when the loans become current either through completion of a modification of the loan’s terms or otherwise after three months of timely payments and when the issuance date of the new security is at least 120 days after the date the loan was last delinquent.

●	Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Home equity loans. At present, there is no active market with observable inputs that are significant to the estimation of fair value of the home equity loans the Company produces.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale at fair value:

	December 31,
	2022	2021
Fair value (in thousands)	$345,772	$1,128,876
Key inputs (1):
Discount rate:
Range	5.5% – 10.2%	2.2% – 9.2%
Weighted average	5.7%	2.3%
Twelve-month projected housing price index change:
Range	(1.9)% – (1.7)%	6.1% – 6.5%
Weighted average	(1.8)%	6.2%
Voluntary prepayment/resale speed (2):
Range	4.7% – 25.6%	0.4% – 30.3%
Weighted average	21.6%	22.0%
Total prepayment/resale speed (3):
Range	4.8% – 36.1%	0.4% – 39.3%
Weighted average	29.4%	28.2%
(1)	Weighted average inputs are based on fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment/resale rates.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Initial recognition and changes in fair value of IRLCs are included in Net gains on loans acquired for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
	2022	2021
Fair value (in thousands) (1)	$25,844	$322,193
Key inputs (2):
Pull-through rate:
Range	10.3% – 100%	8.0% – 100%
Weighted average	82.8%	78.4%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	(1.3) – 7.7	(8.5) – 6.7
Weighted average	4.3	3.8
Percentage of loan commitment amount
Range	(0.2)% – 3.8%	(1.6)% – 3.6%
Weighted average	2.0%	1.5%
(1)	For purposes of this table, the IRLC assets and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Hedging derivatives that are actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities. Hedging derivatives whose fair values are based on observable MBS prices or interest rate volatilities in the MBS market are categorized as “Level 2” fair value assets and liabilities.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Year ended December 31,
	2022	2021	2020

	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
Amount recognized	$1,718,094	$1,861,949	$1,138,045
Pool characteristics:
Unpaid principal balance of underlying loans	$83,569,657	$138,319,425	$96,571,835
Weighted average servicing fee rate (in basis points)	44	34	35
Key inputs (1):
Annual total prepayment speed (2):
Range	5.1% – 23.4%	6.1% – 31.4%	7.2% – 49.8%
Weighted average	9.4%	8.6%	11.9%
Equivalent average life (in years):
Range	3.7 – 9.4	3.0 – 9.2	1.5 – 9.1
Weighted average	8.1	8.1	6.7
Pricing spread (3):
Range	5.5% – 16.1%	6.0% – 16.9%	6.8% – 18.1%
Weighted average	7.8%	8.8%	9.4%
Annual per-loan cost of servicing:
Range	$71 – $177	$80 – $117	$77 – $117
Weighted average	$104	$103	$102
(1)	Weighted average inputs are based on UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Effective January 1, 2022, the Company applies a pricing spread to the United States Treasury (“Treasury”) Securities yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at year end and the effect on the fair value from adverse changes in those inputs:

	December 31,
	2022	2021

	(Fair value, unpaid principal balance of underlying mortgage
	loans and effect on fair value amounts in thousands)
Fair value	$ 5,953,621	$ 3,878,078
Pool characteristics:
Unpaid principal balance of underlying loans	$ 314,567,639	$ 278,324,780
Weighted average note interest rate	3.4%	3.2%
Weighted average servicing fee rate (in basis points)	36	34
Key inputs (1):
Annual total prepayment speed (2):
Range	5.0% – 17.7%	7.9% – 26.7%
Weighted average	7.5%	10.7%
Equivalent average life (in years):
Range	3.7 – 9.3	3.1 – 7.7
Weighted average	8.4	6.8
Effect on fair value of (3):
5% adverse change	($77,346)	($80,109)
10% adverse change	($152,192)	($157,252)
20% adverse change	($294,872)	($303,259)
Pricing spread (4):
Range	4.9% – 14.3%	5.3% – 15.5%
Weighted average	6.5%	7.7%
Effect on fair value of (3):
5% adverse change	($81,021)	($59,577)
10% adverse change	($159,863)	($117,352)
20% adverse change	($311,329)	($227,791)
Per-loan annual cost of servicing:
Range	$68 – $144	$79 – $197
Weighted average	$109	$108
Effect on fair value of (3):
5% adverse change	($41,263)	($32,979)
10% adverse change	($82,527)	($65,958)
20% adverse change	($165,053)	($131,916)
(1)	Weighted average inputs are based on UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these estimates should not be viewed as earnings forecasts.
(4)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar LIBOR/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSRs.

Excess Servicing Spread Financing at Fair Value

ESS is categorized as a “Level 3” fair value liability. Because ESS is a claim to a portion of the cash flows from MSRs, the Company’s approach to fair value measurement of ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring ESS as it uses to measure MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of ESS.

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

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2022	2021
Fair value (in thousands)	$2,096	$2,816
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$33,157	$60,593
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	17.2%	19.8%
Equivalent average life (in years)	4.9	4.1
Pricing spread (3)	7.8%	6.9%
Per-loan annual cost of servicing	$1,177	$1,406
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Effective January 1, 2022, the Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London LIBOR/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSLs.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value are summarized below:

	December 31,
Loan type	2022	2021

	(in thousands)
Government-insured or guaranteed	$2,006,157	$6,030,518
Conventional conforming	1,145,053	2,583,089
Jumbo	12,318	—
Home equity loans	46,589	—
Purchased from Ginnie Mae securities serviced by the Company	257,175	1,082,444
Repurchased pursuant to representations and warranties	42,008	46,432
	$3,509,300	$9,742,483
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$3,139,870	$8,629,861
Mortgage loan participation purchase and sale agreements	302,977	505,716
	$3,442,847	$9,135,577

Note 8—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2022			December 31, 2021
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,009,119	$36,728	$10,884	14,111,795	$323,473	$1,280
Subject to master netting arrangements (2):
Forward purchase contracts	8,320,849	2,433	48,670	22,007,383	20,485	18,007
Forward sales contracts	12,487,760	80,754	20,684	34,429,676	40,215	35,415
MBS put options	1,750,000	6,057	—	9,550,000	7,655	—
Swaption purchase contracts	—	—	—	5,375,000	1,625	—
Put options on interest rate futures purchase contracts	6,800,000	29,203	—	2,450,000	3,141	—
Call options on interest rate futures purchase contracts	1,350,000	2,820	—	1,250,000	2,078	—
Put options on interest rate futures sale contracts	250,000	—	3,008	—	—	—
Treasury futures purchase contracts	3,709,200	—	—	1,544,800	—	—
Treasury futures sale contracts	3,456,900	—	—	1,925,000	—	—
Interest rate swap futures purchase contracts	—	—	—	3,010,600	—	—
Interest rate swap futures sale contracts	—	—	—	2,187,200	—	—
Total derivatives before netting		157,995	83,246		398,672	54,702
Netting		(58,992)	(61,534)		(64,977)	(32,096)
		$99,003	$21,712		$333,695	$22,606
Deposits placed with (received from) derivative counterparties included in the derivative balances above, net		$2,542			$(32,881)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of the derivatives used for hedging purposes are interest rate derivatives and are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2022				December 31, 2021
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$36,728	$—	$—	$36,728	$323,473	$—	$—	$323,473
RJ O'Brien	29,016	—	—	29,016	5,219	—	—	5,219
Morgan Stanley Bank, N.A.	18,501	—	—	18,501	—	—	—	—
Goldman Sachs	5,757	—	—	5,757	—	—	—	—
Citibank, N.A.	5,098	—	—	5,098	—	—	—	—
Bank of America, N.A.	1,519	—	—	1,519	3,005	—	—	3,005
Others	2,384	—	—	2,384	1,998	—	—	1,998
	$99,003	$—	$—	$99,003	$333,695	$—	$—	$333,695

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

	December 31, 2022				December 31, 2021
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$10,884	$—	$—	$10,884	$1,280	$—	$—	$1,280
Credit Suisse First Boston Mortgage Capital LLC	970,725	(968,804)	—	1,921	1,974,278	(1,969,670)	—	4,608
Bank of America, N.A.	567,745	(567,745)	—	—	1,758,690	(1,758,690)	—	—
Royal Bank of Canada	381,893	(381,893)	—	—	496,064	(496,064)	—	—
BNP Paribas	300,280	(300,280)	—	—	349,172	(349,172)	—	—
Wells Fargo Bank, N.A.	228,181	(221,986)	—	6,195	203,779	(200,338)	—	3,441
JPMorgan Chase Bank, N.A.	211,713	(211,713)	—	—	300,912	(300,912)	—	—
Morgan Stanley Bank, N.A.	114,277	(114,277)	—	—	299,580	(292,105)	—	7,475
Citibank, N.A.	94,211	(94,211)	—	—	403,003	(402,806)	—	197
Barclays Capital	80,276	(79,295)	—	981	677,419	(676,685)	—	734
Goldman Sachs	64,486	(64,486)	—	—	853,147	(850,918)	—	2,229
Others	1,731	—	—	1,731	2,642	—	—	2,642
	$3,026,402	$(3,004,690)	$—	$21,712	$7,319,966	$(7,297,360)	$—	$22,606
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated income statement line	2022	2021	2020

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(296,349)	$(354,833)	$540,376
Repurchase agreement derivatives	Interest expense	$—	$—	$83
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$1,326,964	$319,141	$(650,898)
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(631,484)	$(475,215)	$918,180
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the year in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$3,878,078	$2,581,174	$2,926,790
Additions:
MSRs resulting from loan sales	1,718,094	1,861,949	1,138,045
Purchases	3,993	—	25,473
	1,722,087	1,861,949	1,163,518
Change in fair value due to:
Changes in inputs used in valuation model (1)	877,324	(136,350)	(1,078,084)
Other changes in fair value (2)	(523,868)	(428,695)	(431,050)
Total change in fair value	353,456	(565,045)	(1,509,134)
Balance at end of year	$5,953,621	$3,878,078	$2,581,174
Unpaid principal balance of underlying loans at end of year	$314,567,639	$278,324,780	$238,410,809

		December 31,
		2022	2021

		(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets		$5,897,613	$3,856,791
(1)	Principally reflects changes in pricing spread, annual total prepayment speed, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in MSLs carried at fair value is summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$2,816	$45,324	$29,140
Mortgage servicing liabilities resulting from loan sales	—	106,631	23,325
Changes in fair value due to:
Changes in inputs used in valuation model (1)	(347)	(68,020)	31,757
Other changes in fair value (2)	(373)	(81,119)	(38,898)
Total change in fair value	(720)	(149,139)	(7,141)
Balance at end of period	$2,096	$2,816	$45,324
Unpaid principal balance of underlying loans at end of year	$33,157	$60,593	$2,857,492

(1)	During the year ended December 31, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government insured or guaranteed loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Contractual servicing fees	$1,054,828	$875,570	$814,646
Other fees:
Late charges	40,583	29,848	36,339
Other	13,742	29,505	25,543
	$1,109,153	$934,923	$876,528

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

The Company’s leases are summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Lease expense:
Operating leases	$19,779	$18,363	$16,223
Short-term leases	778	904	1,153
Sublease income	(46)	—	—
Net lease expense included in Occupancy and equipment	$20,511	$19,267	$17,376

Other information:
Payments for operating leases	$23,475	$20,145	$16,524
Operating lease right-of-use assets recognized	$1,364	$28,401	$14,128
Period end weighted averages:
Remaining lease term (in years)	4.8	5.7	6.3
Discount rate	3.8%	4.0%	4.1%

The maturities of the Company’s operating lease liabilities are summarized below:

Year ended December 31,	Operating leases
(in thousands)
2023	$24,228
2024	19,523
2025	18,645
2026	14,322
2027	6,799
Thereafter	12,039
Total lease payments	95,556
Less imputed interest	(10,006)
Operating lease liability	$85,550

Note 11—Other Assets

Other assets are summarized below:

	December 31,
	2022	2021

	(in thousands)
Capitalized software, net	$157,460	$109,480
Margin deposits	55,968	100,482
Prepaid expenses	38,780	64,924
Servicing fees receivable, net	31,356	23,672
Furniture, fixtures, equipment and building improvements, net	28,382	31,677
Other servicing receivables	24,854	113,820
Interest receivable	24,110	9,688
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	12,277	36,632
Real estate acquired in settlement of loans	11,497	7,474
Derivative settlements receivable	1,522	20,026
Other	31,701	98,741
	$417,907	$616,616
Other assets pledged to secure:
Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$12,277	$36,632
Obligations under capital lease:
Capitalized software, net	—	4,546
Furniture, fixture, equipment and building improvements, net	—	4,116
	$12,277	$45,294

Capitalized software is summarized below:

	December 31,
	2022	2021

	(in thousands)
Cost	$231,341	$159,407
Less: Accumulated amortization	(73,881)	(49,927)
	$157,460	$109,480

Amortization and impairment expenses relating to capitalized software are summarized below:

	Year ended December 31,
Included in Technology expense	2022	2021	2020

	(in thousands)
Amortization	$23,955	$20,206	$16,641
Impairment	$—	$728	$13,145

Furniture, fixtures, equipment and building improvements are summarized below:

	December 31,
	2022	2021

	(in thousands)
Furniture, fixtures, equipment and building improvements	$82,721	$75,562
Less: Accumulated depreciation and amortization	(54,339)	(43,885)
	$28,382	$31,677

Depreciation and amortization expenses are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Depreciation and amortization expenses included in Occupancy and equipment	$10,454	$8,439	$8,934

Note 12—Short-Term Borrowings

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2022.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on their fair values (as determined by the lender). Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Loans and participation certificates financed under these agreements may be re-pledged by the lenders.

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

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$2,580,513	$6,911,843	$3,348,928
Weighted average interest rate (1)	3.59%	2.09%	2.91%
Total interest expense	$105,459	$164,132	$112,778
Maximum daily amount outstanding	$7,289,147	$10,969,029	$9,663,995

	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance funded under:
Committed facilities	$2,476,073	$5,079,581
Uncommitted facilities	528,617	2,217,779
	3,004,690	7,297,360
Unamortized debt issuance costs	(3,407)	(4,625)
	$3,001,283	$7,292,735
Weighted average interest rate	6.00%	1.83%
Available borrowing capacity (2):
Committed	$1,078,927	$285,419
Uncommitted	5,391,383	8,417,221
	$6,470,310	$8,702,640
Fair value of assets securing repurchase agreements:
Loans held for sale	$3,139,870	$8,629,861
Servicing advances (3)	$381,379	$232,107
Mortgage servicing rights (3)	$5,339,513	$3,552,812
Deposits (3)	$12,277	$36,632
(1)	Excludes the effect of amortization of debt issuance costs totaling $12.9 million, $19.4 million and $15.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed. Certain of the debt financing agreements contain a condition precedent to obtaining additional funding that requires PLS to maintain positive net income for at least one of the previous two consecutive quarters.

(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral backing the VFN, GMSR Servicing Advance Notes, and the Term Notes described in Note 13 – Long-Term Debt – Notes payable secured by mortgage servicing assets. The VFN financing and the GMSR Servicing Advance Notes financing are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2022 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$300,240
Over 30 to 90 days	2,221,473
Over 90 to 180 days	372,517
Over 180 days to one year	10,460
Over one year to two years	100,000
Total assets sold under agreements to repurchase	$3,004,690
Weighted average maturity (in months)	3.0
(1)	The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amounts at risk (the fair value of the assets pledged plus the related margin deposits, less the amounts advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase are summarized by counterparty below as of December 31, 2022:

		Weighted average
Counterparties	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC & Citibank, N.A. (1)	$3,831,311	May 31, 2024	May 31, 2024
Credit Suisse First Boston Mortgage Capital LLC	$75,634	March 1, 2023	May 31, 2024
Bank of America, N.A.	$68,918	March 16, 2023	June 5, 2024
Royal Bank of Canada	$19,895	April 12, 2023	December 14, 2023
JP Morgan Chase Bank, N.A. (EBO facility)	$13,316	February 14, 2023	October 11, 2024
JP Morgan Chase Bank, N.A. (warehouse facility)	$11,908	February 26, 2023	June 17, 2024
BNP Paribas	$11,131	March 19, 2023	July 31, 2024
Wells Fargo Bank, N.A.	$9,664	March 16, 2023	November 17, 2023
Morgan Stanley Bank, N.A.	$8,310	March 6, 2023	January 3, 2024
Barclays Bank PLC	$7,248	November 13, 2024	November 13, 2024
Goldman Sachs	$4,326	March 19, 2023	December 23, 2023
Citibank, N.A.	$1,657	February 12, 2023	April 26, 2024
(1)	The calculation of the amount at risk includes the VFN and the Term Notes because beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances are pledged to the Issuer Trust and together serve as the collateral backing the VFN and the Term Notes described in Notes payable secured by mortgage servicing assets below. The VFN financing is included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Average balance	$211,035	$249,255	$226,689
Weighted average interest rate (1)	3.16%	1.39%	1.88%
Total interest expense	$7,314	$4,153	$4,933
Maximum daily amount outstanding	$515,043	$532,819	$540,977
(1)	Excludes the effect of amortization of debt issuance costs totaling $651,000, $688,000 and $662,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$287,943	$479,845
Unamortized debt issuance costs	(351)	—
	$287,592	$479,845
Weighted average interest rate	5.71%	1.48%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$302,977	$505,716

Note 13—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes

In connection with the GNMA MSR Facility, the Issuer Trust described in Note 4 – Transactions with Affiliates—Transactions with PMT—Investing Activities and Note 12—Short-Term Borrowings—Assets Sold Under Agreements to Repurchase, issued the GMSR GT1, the GMSR GT2 and the 2022 GT1 term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”). The Term Notes are secured by participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the GNMA MSR Facility, and rank pari passu with the VFNs and the GMSR Servicing Advance Notes.

Following is a summary of the issued and outstanding Term Notes:

		Annual interest rate
Issuance date	Principal balance	Index	Spread	Stated maturity date (1)
	(in thousands)
February 28, 2018	$650,000	One-month LIBOR	2.85%	2/25/2023 (2)
August 10, 2018	650,000	One-month LIBOR	2.65%	8/25/2023
June 3, 2022	500,000	SOFR	4.25%	5/25/2027
	$1,800,000
(1)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after the stated maturity.

(2)	In January 2023, the Company exercised its option to extend the maturity for two years.

MSR Note Payable

On December 16, 2022, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on SOFR plus a spread as defined in the agreement. The facility expires on November 13, 2024. The maximum amount that the Company may borrow under the note payable is $400 million, $350 million of which is committed and which may be reduced by other debt outstanding with the counterparty.

Notes payable secured by mortgage servicing assets are summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Average balance	$1,584,383	$1,300,000	$1,300,000
Weighted average interest rate (1)	4.88%	2.89%	3.42%
Total interest expense	$79,813	$39,782	$46,222
(1)	Excludes the effect of amortization of debt issuance costs totaling $2.5 million, $2.2 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes	$1,800,000	$1,300,000
MSR Note Payable	150,000	—
	1,950,000	1,300,000
Unamortized debt issuance costs	(7,354)	(2,378)
	$1,942,646	$1,297,622
Weighted average interest rate	7.46%	2.84%
Assets pledged to secure notes payable (1):
Servicing advances	$381,379	$232,107
Mortgage servicing rights	$5,897,613	$3,856,791
Deposits	$12,277	$36,632
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits are pledged to the Issuer Trust and together serve as the collateral for the VFN, the GMSR Servicing Advance Notes and any outstanding Term Notes. The VFN financing and the GMSR Servicing Advance Notes financing are included in Assets sold under agreements to repurchase and the Term Notes are included in Notes payable secured by mortgage servicing assets on the Company's consolidated balance sheets.

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

Following is a summary of the Company’s issued and outstanding Unsecured Notes:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Average balance	$1,800,000	$1,373,562	$158,743
Weighted average interest rate (1)	5.07%	4.94%	5.38%
Total interest expense	$95,014	$70,208	$8,774
(1)	Excludes the effect of amortization of debt issuance costs of $3.7 million, $2.3 million and $225,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

	December 31,
	2022	2021

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(20,080)	(23,781)
	$1,779,920	$1,776,219
Weighted average interest rate	5.07%	5.07%

Obligations Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matured on June 13, 2022, and bore interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Year ended December 31,
	2022	2021	2020

	(dollars in thousands)
Average balance	$848	$7,999	$16,224
Weighted average interest rate	2.18%	2.11%	2.62%
Total interest expense	$20	$169	$425
Maximum daily amount outstanding	$3,489	$11,864	$20,810

December 31,
2021
(dollars in thousands)
Unpaid principal balance	$3,489
Weighted average interest rate	2.11%
Assets pledged to secure obligations under capital lease:
Capitalized software	$4,546
Furniture, fixtures and equipment	$4,116

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Year ended December 31,
	2023	2024	2025	2026	2027	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$1,300,000	$150,000	$—	$—	$500,000	$—	$1,950,000
Unsecured senior notes	—	—	650,000	—	—	1,150,000	1,800,000
Total	$1,300,000	$150,000	$650,000	$—	$500,000	$1,150,000	$3,750,000
(1)	The Term Notes’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after their stated maturities. In January 2023, the Company exercised its option to extend the maturity of $650 million Term Notes originally due on February 25, 2023 for two years.

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Balance at beginning of year	$43,521	$32,688	$21,446
Provision for losses:
Resulting from sales of loans	9,617	31,590	21,035
Resulting from change in estimate	(8,451)	(16,037)	(8,667)
Losses incurred	(12,266)	(4,720)	(1,126)
Balance at end of year	$32,421	$43,521	$32,688
Unpaid principal balance of loans subject to representations and warranties at end of year	$296,774,121	$257,369,777	$210,222,447

Note 15—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PNMAC. The Company’s federal tax returns are subject to examination for 2019 and forward and its state tax returns are generally subject to examination for 2018 and forward. PNMAC’s federal partnership returns are subject to examination for 2019 and forward, and its state tax returns are generally subject to examination for 2018 and forward. The returns of both PFSI and PNMAC are under an examination by New York State for years 2019 and 2020, and the returns of PFSI are in the initial stages of an examination by the state of South Carolina for years 2019, 2020 and 2021. The Company does not expect any material changes from these examinations.

The following table details the Company’s provision for income taxes:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Current (benefit) expense:
Federal	$(2,944)	$101,659	$378,984
State	(249)	39,551	128,495
Total current (benefit) expense	(3,193)	141,210	507,479
Deferred expense:
Federal	131,670	160,587	61,592
State	61,263	53,896	24,654
Total deferred expense	192,933	214,483	86,246
Total provision for income taxes	$189,740	$355,693	$593,725

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2022	2021	2020
Federal income tax statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.9%	5.4%	5.5%
Tax rate revaluation	1.2%	0.0%	(0.1)%
Other	0.4%	(0.2)%	0.1%
Effective income tax rate	28.5%	26.2%	26.5%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Mortgage servicing rights	$326,378	$196,697	$128,471
Net operating loss	(160,605)	—	581
Reserves and losses	13,480	15,736	(33,477)
Compensation accruals	10,473	(11,456)	(647)
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	4,517	4,420	5,200
California franchise taxes	4,447	10,753	(15,200)
Tax credits	—	50	—
Other	(5,757)	(1,717)	1,318
Total provision for deferred income taxes	$192,933	$214,483	$86,246

The components of Income taxes payable are as follows:

	December 31,
	2022	2021

	(in thousands)
Current income tax receivable	$(1,993)	$(126,542)
Deferred income tax liability, net	1,004,737	811,804
Income taxes payable	$1,002,744	$685,262

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2022	2021

	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$161,682	$1,077
Compensation accruals	42,668	53,141
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	25,760	30,277
Reserves and losses	33,795	47,275
California franchise tax	—	4,447
Other	6,159	5,661
Gross deferred income tax assets	270,064	141,878
Deferred income tax liabilities:
Mortgage servicing rights	1,260,181	933,803
Other	14,620	19,879
Gross deferred income tax liabilities	1,274,801	953,682
Net deferred income tax liability	$1,004,737	$811,804

The Company recorded a deferred tax asset of $161.7 million, of which $160.6 million related to net operating losses incurred in 2022 and $1.1 million related to net operating losses incurred in 2018. The $126.1 million related to federal net operating loss carry forward has no expiration date but is subject to an annual utilization limitation of up to 80% of taxable income. The remaining $35.6 million in deferred tax assets, relating to state net operating losses, either have no expiration date or expire by 2042. The Company expects to fully utilize these net operating losses before their expiration dates.

At December 31, 2022 and 2021, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2022 and 2021.

Note 16—Commitments and Contingencies

Commitments to Purchase and Fund Loans

The Company’s commitments to purchase and fund loans totaled $7.0 billion as of December 31, 2022.

Legal Proceedings

From time to time, the Company may be involved in various claims, investigations, lawsuits and other legal proceedings in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, income, or cash flows of the Company.

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

Cessation of the LIBOR Index

The Company historically used a LIBOR index to establish the applicable interest rates in lending and financing transactions. One-week and two-month United States Dollar LIBOR rates were discontinued in 2022 and non-U.S. dollar LIBOR settings cease to be representative. The Company has serviced LIBOR-based adjustable rate mortgages and other financial arrangements that may incorporate fallback provisions or replacement provisions related to the LIBOR transition.

The discontinuation of LIBOR could affect the Company’s interest expense and earnings, cost of capital, and the fair value of certain of the assets and the instruments PFSI uses to hedge their fair values. Furthermore, the transition away from widely used benchmark rates like LIBOR could result in customers or other market participants challenging the determination of their interest or dividend payments, disputing the interpretations or implementation of contract or instrument “fallback” provisions and other transition related changes.

Note 17—Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2022	2021	2020	total (1)

	(in thousands)
Shares of common stock repurchased	7,788	15,368	8,890	32,862
Cost of shares of common stock repurchased	$406,086	$958,194	$337,479	$1,716,707
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through December 31, 2022.

The shares of repurchased common stock were canceled upon settlement of the repurchase transactions.

Note 18—Net Gains on Loans Held for Sale

Net gains on mortgage loans held for sale at fair value are summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(2,128,195)	$600,840	$2,025,260
Hedging activities	1,347,843	443,341	(767,588)
	(780,352)	1,044,181	1,257,672
Non-cash gains:
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	1,718,094	1,755,318	1,114,720
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(9,617)	(31,590)	(21,035)
Reductions in liability due to change in estimate	8,451	16,037	8,667
Changes in fair values of loans and derivatives held at year end:
Interest rate lock commitments	(296,349)	(354,833)	540,376
Loans	188,849	210,961	(326,986)
Hedging derivatives	(20,879)	(124,200)	116,690
	808,197	2,515,874	2,690,104
From PennyMac Mortgage Investment Trust (1)	(16,564)	(51,473)	50,681
	$791,633	$2,464,401	$2,740,785
(1)	Gains on sales of loans to PMT are described in Note 4–Transactions with Affiliates.

Note 19—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$19,839	$3,280	$6,154
Loans held for sale at fair value	172,124	275,176	184,789
Placement fees relating to custodial funds	102,099	21,326	52,758
	294,062	299,782	243,701
From PennyMac Mortgage Investment Trust—Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell	—	387	3,325
	294,062	300,169	247,026
Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	105,459	164,132	112,778
Mortgage loan participation purchase and sale agreements	7,314	4,153	4,933
Notes payable secured by mortgage servicing assets	79,813	39,782	46,222
Unsecured senior notes	95,014	70,208	8,774
Obligations under capital lease	20	169	425
Corporate revolving line of credit	—	—	1,537
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	40,741	105,430	82,285
Interest on mortgage loan impound deposits	7,066	5,545	6,179
	335,427	389,419	263,133
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	1,280	8,418
	335,427	390,699	271,551
	$(41,365)	$(90,530)	$(24,525)

Note 20—Stock-based Compensation

The Company has adopted equity incentive plans that provide for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2022, the Company has 4.6 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Performance-based RSUs	$18,096	$23,166	$20,610
Time-based RSUs	14,837	10,184	9,515
Stock options	9,619	4,444	14,980
	$42,552	$37,794	$45,105

Performance-Based RSUs

The performance based RSUs provide for the issuance of shares of the Company’s common stock based on the achievement of performance goals and job performance ratings. Approximately 612,000 shares under the grants with performance periods ending December 31, 2022 are expected to vest and be issued to the grantees in the first quarter of 2023.

The fair value of the performance-based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration management’s estimate of the expected outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The Company assumes forfeiture rates of 0 – 20.3% per year based on the grantees’ employee classification. The actual number of shares that vest could vary from zero, if the performance goals are not met, to as much as 187.5% of the units granted, if the performance goals are meaningfully exceeded.

The table below summarizes performance-based RSU activity:

	Year ended December 31,
	2022	2021	2020

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	1,226	1,583	1,807
Granted	342	310	440
Vested (1)	(509)	(634)	(645)
Forfeited or cancelled	(83)	(33)	(19)
Outstanding at end of year	976	1,226	1,583
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$36.12	$27.02	$21.67
Granted	$57.10	$58.85	$35.95
Vested	$23.40	$24.47	$18.16
Forfeited	$49.14	$36.91	$26.71
Outstanding at end of year	$48.94	$36.12	$27.02
(1)	The actual number of performance-based RSUs vested during the years ended December 31, 2022, 2021 and 2020 was 654,000, 781,000 and 608,000 shares, respectively, which is approximately 128%, 123% and 94% of the 509,000, 634,000 and 645,000 originally granted units, respectively, due to the performance varying from the established target for the respective grant.

Following is a summary of performance-based RSUs as of December 31, 2022:

Unamortized compensation cost (in thousands)	$12,021
Number of shares expected to vest (in thousands)	908
Weighted average remaining vesting period (in months)	11

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

The table below summarizes time-based RSU activity:

	Year ended December 31,
	2022	2021	2020

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	434	587	642
Granted	331	173	311
Vested	(246)	(312)	(357)
Forfeited	(36)	(14)	(9)
Outstanding at end of year	483	434	587
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$41.74	$29.37	$22.40
Granted	$57.10	$58.90	$34.98
Vested	$37.34	$28.08	$21.75
Forfeited	$51.97	$39.48	$28.14
Outstanding at end of year	$53.71	$41.74	$29.37

Following is a summary of RSUs as of December 31, 2022:

Unamortized compensation cost (in thousands)	$7,214
Number of units expected to vest (in thousands)	460
Weighted average remaining vesting period (in months)	10

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2022	2021	2020
Expected volatility (1)	37%	38%	34%
Expected dividends	1.4%	1.4%	1.4%
Risk-free interest rate	1.1% - 2.1%	0.1% - 1.7%	0.1% - 1.5%
Expected grantee forfeiture rate	0% - 5.1%	0% - 6.7%	0% - 6.7%
(1)	Based on historical volatilities of the Company’s common stock.

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

The table below summarizes stock option award activity:

	Year ended December 31,
	2022	2021	2020

	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	3,906	4,040	3,699
Granted	574	249	876
Exercised	(155)	(377)	(530)
Forfeited	(8)	(6)	(5)
Outstanding at end of year	4,317	3,906	4,040
Weighted average exercise price per option:
Outstanding at beginning of year	$28.43	$28.01	$18.40
Granted	$57.10	$58.85	$52.00
Exercised	$21.09	$19.96	$17.72
Forfeited	$53.10	$39.52	$20.61
Outstanding at end of year	$32.46	$28.43	$28.01

Following is a summary of stock options as of December 31, 2022:

Number of options exercisable at end of year (in thousands)	3,488
Weighted average exercise price per exercisable option	$27.09
Weighted average remaining contractual term (in years):
Outstanding	5.2
Exercisable	4.4
Aggregate intrinsic value:
Outstanding (in thousands)	$107,080
Exercisable (in thousands)	$105,114
Expected vesting amounts:
Number of options expected to vest (in thousands)	825
Weighted average vesting period (in months)	11

Note 21—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock and dilutive securities outstanding.

The Company’s potentially dilutive securities are stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average number of shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2022	2021	2020

	(in thousands, except per share amounts)
Net income	$475,507	$1,003,490	$1,646,884

Weighted average shares of common stock outstanding	53,065	63,799	75,161
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,885	3,672	3,567
Weighted average diluted shares of common stock outstanding	55,950	67,471	78,728
Basic earnings per share	$8.96	$15.73	$21.91
Diluted earnings per share	$8.50	$14.87	$20.92

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs, time-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2022	2021	2020

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	281	223	322
Time-based RSUs	62	1	—
Stock options (2)	1,339	211	83
Total anti-dilutive units and options	1,682	435	405
Weighted average exercise price of anti-dilutive stock options (2)	$58.58	$58.85	$43.89
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock price for the year.

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rates.

PLS is subject to financial eligibility requirements established by the Federal Housing Finance Agency (“FHFA”) for sellers/servicers eligible to sell or service mortgage loans with Fannie Mae and Freddie Mac. The eligibility requirements include:

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

PLS is also subject to financial eligibility requirements for Ginnie Mae single-family issuers. The eligibility requirements include net worth of $2.5 million plus 35 basis points of PLS' outstanding Ginnie Mae single-family obligations and a liquidity requirement equal to the greater of $1.0 million or 10 basis points of PLS' outstanding Ginnie Mae single-family securities.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2022		December 31, 2021
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,632,627	$797,748	$5,872,064	$722,040
Ginnie Mae	$5,899,892	$923,202	$5,424,747	$976,303
HUD	$5,899,892	$2,500	$5,424,747	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,265,569	$107,768	$316,659	$93,973
Ginnie Mae	$1,265,569	$246,953	$316,659	$220,577
Adjusted net worth / Total assets ratio
Ginnie Mae	35%	6%	29%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	39%	6%	32%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it is in compliance with Agencies’ revised requirements as of December 31, 2022.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PLS’s ability to sell loans to and service loans on behalf of the respective Agency.

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

Financial performance and results by segment are as follows:

	Year ended December 31, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$599,896	$191,737	$791,633	$—	$791,633
Loan origination fees	169,859	—	169,859	—	169,859
Fulfillment fees from PennyMac Mortgage Investment Trust	67,991	—	67,991	—	67,991
Net loan servicing fees	—	951,329	951,329	—	951,329
Net interest income (expense):
Interest income	133,000	161,062	294,062	—	294,062
Interest expense	108,072	227,355	335,427	—	335,427
	24,928	(66,293)	(41,365)	—	(41,365)
Management fees	—	—	—	31,065	31,065
Other	2,503	3,727	6,230	9,013	15,243
Total net revenue	865,177	1,080,500	1,945,677	40,078	1,985,755
Expenses	816,697	466,874	1,283,571	36,937	1,320,508
Income before provision for income taxes	$48,480	$613,626	$662,106	$3,141	$665,247
Segment assets at year end	$3,866,934	$12,929,233	$16,796,167	$26,417	$16,822,584
(1)	All revenues are from external customers.

	Year ended December 31, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$1,746,650	$717,751	$2,464,401	$—	$2,464,401
Loan origination fees	384,154	—	384,154	—	384,154
Fulfillment fees from PennyMac Mortgage Investment Trust	178,927	—	178,927	—	178,927
Net loan servicing fees	—	182,954	182,954	—	182,954
Net interest income (expense):
Interest income	134,706	165,463	300,169	—	300,169
Interest expense	139,296	251,393	390,689	10	390,699
	(4,590)	(85,930)	(90,520)	(10)	(90,530)
Management fees	—	—	—	37,801	37,801
Other	1,623	2,520	4,143	5,511	9,654
Total net revenue	2,306,764	817,295	3,124,059	43,302	3,167,361
Expenses	1,262,353	510,617	1,772,970	35,208	1,808,178
Income before provision for income taxes	$1,044,411	$306,678	$1,351,089	$8,094	$1,359,183
Segment assets at year end	$8,934,032	$9,821,436	$18,755,468	$21,144	$18,776,612
(1)	All revenues are from external customers.

	Year ended December 31, 2020
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$2,297,108	$443,677	$2,740,785	$—	$2,740,785
Loan origination fees	285,551	—	285,551	—	285,551
Fulfillment fees from PennyMac Mortgage Investment Trust	222,200	—	222,200	—	222,200
Net loan servicing fees	—	439,448	439,448	—	439,448
Net interest income (expense):
Interest income	101,605	145,421	247,026	—	247,026
Interest expense	82,160	189,368	271,528	23	271,551
	19,445	(43,947)	(24,502)	(23)	(24,525)
Management fees	—	—	—	34,538	34,538
Other	695	1,584	2,279	5,321	7,600
Total net revenue	2,824,999	840,762	3,665,761	39,836	3,705,597
Expenses	860,878	578,618	1,439,496	25,492	1,464,988
Income before provision for income taxes	$1,964,121	$262,144	$2,226,265	$14,344	$2,240,609
Segment assets at year end	$7,870,398	$23,709,122	$31,579,520	$18,275	$31,597,795
(1)	All revenues are from external customers.

Note 24—Parent Company Information

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

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021

	(in thousands)
ASSETS
Cash	$45,496	$9,276
Investments in subsidiaries	4,421,906	4,217,461
Receivable from PennyMac Mortgage Investment Trust	27	27
Due from subsidiaries	1,509,103	1,477,332
Total assets	$5,976,532	$5,704,096
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured senior notes	$1,779,920	$1,776,219
Accounts payable and accrued expenses	26,356	28,135
Payable to subsidiaries	135	116
Income taxes payable	699,072	481,301
Total liabilities	2,505,483	2,285,771
Stockholders' equity	3,471,049	3,418,325
Total liabilities and stockholders' equity	$5,976,532	$5,704,096

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Revenues
Dividends from subsidiaries	$417,391	$982,740	$602,606
Net interest income:
Interest income from subsidiary	121,452	77,162	15,830
Interest expense:
To non-affiliates	95,014	70,208	8,774
To subsidiary	—	—	83
	95,014	70,208	8,857
Net interest income	26,438	6,954	6,973
Total net revenues	443,829	989,694	609,579
Expenses
Charitable contributions	—	5,800	2,314
Professional services	—	2,236	42
Other	267	449	327
Total expenses	267	8,485	2,683
Income before provision for income taxes and equity in undistributed earnings of subsidiaries	443,562	981,209	606,896
Provision for income taxes	129,948	238,803	395,340
Income before equity in undistributed earnings of subsidiaries	313,614	742,406	211,556
Equity in undistributed earnings of subsidiaries	161,893	261,084	1,435,328
Net income	$475,507	$1,003,490	$1,646,884

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Cash flows from operating activities
Net income	$475,507	$1,003,490	$1,646,884
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(161,893)	(261,084)	(1,435,328)
Amortization of net debt issuance cost	3,701	2,321	225
Increase in receivable from PennyMac Mortgage Investment Trust	—	(27)	—
(Increase) decrease in intercompany receivable	(31,566)	(897,063)	(574,518)
Increase in accounts payable and accrued expenses	(1,779)	13,545	14,590
(Decrease) increase in payable to subsidiaries	19	(22,289)	18,211
Increase in income taxes payable	217,771	35,839	65,406
Net cash provided by (used in) operating activities	501,760	(125,268)	(264,530)
Cash flows from financing activities
Issuance of unsecured senior notes	—	1,150,000	650,000
Payment of debt issuance costs	—	(21,922)	(4,405)
Payment of dividend to holders of common stock	(54,621)	(52,896)	(30,947)
Issuance of common stock pursuant to exercise of stock options	2,947	7,536	9,389
Payment of withholding taxes relating to stock-based compensation	(7,780)	(8,993)	(5,265)
Repurchase of common stock	(406,086)	(958,194)	(337,479)
Net cash (used in) provided by financing activities	(465,540)	115,531	281,293
Net increase (decrease) in cash (1)	36,220	(9,737)	16,763
Cash at beginning of year	9,276	19,013	2,250
Cash at end of year	$45,496	$9,276	$19,013
Supplemental cash flow information:
Non-cash financing activity:
Issuance of common stock in settlement of directors' fees	$205	$200	$194
(1)	The Company did not hold restricted cash during the years presented.

Note 25—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On January 31, 2023, the Company’s board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on February 24, 2023 to common stockholders of record as of February 14, 2023.

●	In January 2023, the Company exercised its option to extend the maturity of $650 million of Term Notes secured by Ginnie Mae MSRs originally due in February 2023 for two years.

●	On February 7, 2023, the Company, through the Issuer Trust, PLS and PNMAC entered into two new variable funding note repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	Chairman and Chief Executive Officer	February 22, 2023
David A. Spector	(Principal Executive Officer)

/s/ Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 22, 2023
Daniel S. Perotti	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	February 22, 2023
Gregory L. Hendry	(Principal Accounting Officer)

/s/ James Hunt	Director	February 22, 2023
James Hunt

/s/ Jonathon S. Jacobson	Director	February 22, 2023
Jonathon S. Jacobson

/s/ Patrick Kinsella	Director	February 22, 2023
Patrick Kinsella

/s/ Anne D. McCallion	Director	February 22, 2023
Anne D. McCallion

/s/ Joseph Mazzella	Director	February 22, 2023
Joseph Mazzella

/s/ Farhad Nanji	Director	February 22, 2023
Farhad Nanji

/s/ Jeffrey Perlowitz	Director	February 22, 2023
Jeffrey Perlowitz

/s/ Lisa Shalett	Director	February 22, 2023
Lisa Shalett

/s/ Theodore Tozer	Director	February 22, 2023
Theodore Tozer

/s/ Emily Youssouf	Director	February 22, 2023
Emily Youssouf

93