Form 10-Q
period 2023-03-31
PennyMac Financial Services, Inc.
filed 2023-05-03
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2023
Common Stock, $0.0001 par value	49,924,556

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2023

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 22, 2023.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2023	2022

	(in thousands, except share amounts)
ASSETS
Cash	$1,497,903	$1,328,536
Short-term investment at fair value	3,584	12,194
Loans held for sale at fair value (includes $6,668,418 and $3,442,847 pledged to creditors)	6,772,423	3,509,300
Derivative assets	110,664	99,003
Servicing advances, net (includes valuation allowance of $75,178 and $78,992; $315,323 and $381,379 pledged to creditors)	547,158	696,753
Mortgage servicing rights at fair value (includes $5,954,749 and $5,897,613 pledged to creditors)	6,003,390	5,953,621
Operating lease right-of-use assets	61,406	65,866
Investment in PennyMac Mortgage Investment Trust at fair value	925	929
Receivable from PennyMac Mortgage Investment Trust	35,166	36,372
Loans eligible for repurchase	4,557,325	4,702,103
Other (includes $31,909 and $12,277 pledged to creditors)	513,241	417,907
Total assets	$20,103,185	$16,822,584
LIABILITIES
Assets sold under agreements to repurchase	$5,764,157	$3,001,283
Mortgage loan participation purchase and sale agreements	515,358	287,592
Notes payable secured by mortgage servicing assets	2,471,930	1,942,646
Unsecured senior notes	1,780,833	1,779,920
Derivative liabilities	49,087	21,712
Mortgage servicing liabilities at fair value	2,011	2,096
Accounts payable and accrued expenses	218,433	262,358
Operating lease liabilities	81,724	85,550
Payable to PennyMac Mortgage Investment Trust	142,007	205,011
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,010,928	1,002,744
Liability for loans eligible for repurchase	4,557,325	4,702,103
Liability for losses under representations and warranties	31,103	32,421
Total liabilities	16,650,995	13,351,535

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 50,097,030 and 49,988,492 shares, respectively	5	5
Retained earnings	3,452,185	3,471,044
Total stockholders' equity	3,452,190	3,471,049
Total liabilities and stockholders' equity	$20,103,185	$16,822,584

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2023	2022

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$104,870	$308,111
From PennyMac Mortgage Investment Trust	(485)	(9,652)
	104,385	298,459
Loan origination fees:
From non-affiliates	29,980	65,516
From PennyMac Mortgage Investment Trust	1,410	2,342
	31,390	67,858
Fulfillment fees from PennyMac Mortgage Investment Trust	11,923	16,754
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	290,697	244,809
From PennyMac Mortgage Investment Trust	20,449	21,088
Other	26,911	25,361
	338,057	291,258
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(236,447)	212,911
Mortgage servicing rights hedging results	47,227	(217,860)
	(189,220)	(4,949)
Net loan servicing fees	148,837	286,309
Net interest expense:
Interest income	128,478	53,882
Interest expense	131,771	77,307
Net interest expense	(3,293)	(23,425)
Management fees from PennyMac Mortgage Investment Trust	7,257	8,117
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	26	2
Results of real estate acquired in settlement of loans	142	543
Other	2,195	2,887
Total net revenues	302,862	657,504
Expenses
Compensation	147,935	245,547
Technology	36,038	34,786
Loan origination	27,086	75,333
Professional services	21,007	20,103
Servicing	12,632	(1,246)
Occupancy and equipment	8,820	9,469
Marketing and advertising	3,241	22,403
Other	7,956	16,589
Total expenses	264,715	422,984
Income before provision for income taxes	38,147	234,520
Provision for income taxes	7,769	60,927
Net income	$30,378	$173,593
Earnings per share
Basic	$0.61	$3.11
Diluted	$0.57	$2.94
Weighted average shares outstanding
Basic	50,154	55,831
Diluted	53,352	59,129

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	30,378	30,378
Stock-based compensation	876	—	6,850	—	6,850
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(768)	—	(6,901)	(38,460)	(45,361)
Common stock dividend ($0.20 per share)	—	—	—	(10,777)	(10,777)
Balance, March 31, 2023	50,097	$5	$—	$3,452,185	$3,452,190

	Quarter ended March 31, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	173,593	173,593
Stock-based compensation	794	—	2,471	—	2,471
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(2,320)	—	(127,918)	(13,494)	(141,412)
Common stock dividend ($0.20 per share)	—	—	—	(11,425)	(11,425)
Balance, March 31, 2022	55,342	$6	$—	$3,441,597	$3,441,603

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2023	2022

	(in thousands)
Cash flow from operating activities
Net income	$30,378	$173,593
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on loans held for sale at fair value	(104,385)	(298,459)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	236,447	(212,911)
Mortgage servicing rights hedging results	(47,227)	217,860
Capitalization of interest on loans held for sale	(223)	(1,926)
Amortization of debt issuance costs	4,708	5,115
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	4	33
Results of real estate acquired in settlement in loans	(142)	(543)
Stock-based compensation expense	11,650	9,275
Reversal of provision for servicing advance losses	(3,081)	(30,735)
Depreciation and amortization	12,705	7,011
Amortization of operating lease right-of-use assets	5,055	3,778
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(13,451,030)	(13,160,768)
Origination of loans held for sale	(2,194,780)	(10,071,516)
Purchase of loans held for sale from non-affiliates	(404,963)	(628,769)
Purchase of loans from Ginnie Mae securities and early buyout investors	(714,110)	(3,186,214)
Sale to non-affiliates and principal payment of loans held for sale	13,385,341	31,267,022
Sale of loans held for sale to PennyMac Mortgage Investment Trust	—	259,038
Repurchase of loans subject to representations and warranties	(10,460)	(17,087)
Decrease in servicing advances	138,018	82,438
Decrease in receivable from PennyMac Mortgage Investment Trust	1,872	12,096
Sale of real estate acquired in settlement of loans	7,533	4,422
(Increase) decrease in other assets	(64,777)	14,999
Decrease in accounts payable and accrued expenses	(43,767)	(501)
Decrease in operating lease liabilities	(4,914)	(3,687)
Decrease in payable to PennyMac Mortgage Investment Trust	(62,927)	(76,811)
Increase in income taxes payable	8,184	60,611
Net cash (used in) provided by operating activities	(3,264,891)	4,427,364

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2023	2022

	(in thousands)
Cash flow from investing activities
Decrease (increase) in short-term investment	8,610	(71,133)
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	78,438	(287,735)
Sale of mortgage servicing rights	232	—
Acquisition of capitalized software	(10,590)	(19,430)
Purchase of furniture, fixtures, equipment and leasehold improvements	(173)	(2,577)
(Increase) decrease in margin deposits	(97,450)	213,467
Net cash used in by investing activities	(20,933)	(167,408)
Cash flow from financing activities
Sale of assets under agreements to repurchase	16,713,811	24,928,688
Repurchase of assets sold under agreements to repurchase	(13,949,931)	(28,889,470)
Issuance of mortgage loan participation purchase and sale certificates	4,170,792	5,338,287
Repayment of mortgage loan participation purchase and sale certificates	(3,943,198)	(5,323,593)
Issuance of notes payable secured by mortgage servicing assets	680,000	—
Repayment of notes payable secured by mortgage servicing assets	(150,000)	—
Repayment of obligations under capital lease	—	(2,093)
Payment of debt issuance costs	(5,345)	(2,409)
Issuance of common stock pursuant to exercise of stock options	4,342	976
Payment of withholding taxes relating to stock-based compensation	(9,142)	(7,780)
Payment of dividend to holders of common stock	(10,777)	(11,425)
Repurchase of common stock	(45,361)	(141,412)
Net cash provided by (used in) financing activities	3,455,191	(4,110,231)
Net increase in cash and restricted cash	169,367	149,725
Cash and restricted cash at beginning of quarter	1,328,539	340,093
Cash and restricted cash at end of quarter	$1,497,906	$489,818
Cash and restricted cash at end of quarter are comprised of the following:
Cash	$1,497,903	$489,799
Restricted cash included in Other assets	3	19
	$1,497,906	$489,818
Supplemental cash flow information:
Cash paid for interest	$129,791	$82,305
Cash (refunds received) paid for income taxes, net	$(415)	$316
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$286,533	$616,302
Operating right-of-use assets recognized	$1,727	$—
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$51	$51

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization

PennyMac Financial Services, Inc. (together, with its consolidated subsidiaries, unless the context indicates otherwise, “PFSI” or the “Company”) is a holding corporation and its primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). The Company is the managing member of PNMAC, and it operates and controls all of the businesses and consolidates the financial results of PNMAC and its subsidiaries.

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income that may be expected for the full year ending December 31, 2023. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires management to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 14% and 6% of total net revenue for the quarters ended March 31, 2023 and 2022, respectively. The Company also purchased 84% and 55% of its newly originated loan production from PMT during the quarters ended March 31, 2023 and 2022, respectively.

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

MSR Recapture

Pursuant to the terms of an MSR recapture agreement by and between the Company and PMT, if the Company refinances mortgage loans for which PMT holds the MSRs, the Company is generally required to transfer and convey to PMT cash in an amount equal to:

●	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;
●	35% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 15% and up to 30%; and
●	30% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30%.

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured mortgage loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month. The Company has agreed to allocate sufficient resources to target a recapture rate of at least 15%.

Fulfillment Services

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
●	$315 multiplied by the number of purchased loans that are sold to Fannie Mae and Freddie Mac up to the and including 16,500 per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus
●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided, however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and certain Fannie Mae or Freddie Mac loans acquired by PLS.

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

Following is a summary of loan production activities, including MSR recapture, between the Company and PMT:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Net losses on loans held for sale at fair value:
Net losses on loans sold to PMT (primarily cash)	$—	$(1,391)
Mortgage servicing rights recapture incurred	(485)	(8,261)
	$(485)	$(9,652)
Sales of loans held for sale to PMT	$—	$259,038

Tax service fees earned from PMT included in Loan origination fees	$1,410	$2,342

Fulfillment fee revenue	$11,923	$16,754
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$6,628,810	$9,769,262

Sourcing fees included in cost of loans purchased from PMT	$1,328	$1,296
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$9,213,712	$12,747,779
Conventional conforming	4,062,874	—
	$13,276,586	$12,747,779

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

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

●	The Company receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing

●	The base servicing fee rates for distressed loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each distressed loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to distressed loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended March 31,
Loan type serviced	2023	2022

	(in thousands)
Loans acquired for sale	$285	$264
Loans at fair value	120	210
Mortgage servicing rights	20,044	20,614
	$20,449	$21,088

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Base management	$7,257	$8,117
Performance incentive	—	—
	$7,257	$8,117

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$5,661	$5,357
Common overhead incurred by the Company	1,821	1,864
Compensation	165	165
	$7,647	$7,386
Payments and settlements during the quarter (1)	$32,384	$39,764
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$26	$2

	March 31,	December 31,
	2023	2022

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$925	$929
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2023	2022

	(in thousands)
Receivable from PMT:
Correspondent production fees	$8,325	$6,835
Allocated expenses and expenses incurred on PMT's behalf	7,610	11,447
Management fees	7,257	7,307
Servicing fees	6,791	6,740
Fulfillment fees	5,183	4,043
	$35,166	$36,372
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$142,007	$201,451
Other	—	3,560
	$142,007	$205,011

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

The Company has recorded $26.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2023 and December 31, 2022. The Company did not make any payments under the tax receivable agreement during the quarters ended March 31, 2023 and 2022.

Townsgate Closing Services, LLC

On December 27, 2022, the Company advanced $801,000 to one of its joint ventures, Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving loan agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027, and earns interest, initially 10.75% per year, subject to semi-annual adjustment indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance is included in Other assets on the Company’s consolidated balance sheet. The Company recorded $21,000 of interest income related to the loan during the quarter ended March 31, 2023.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Cash flows:
Sales proceeds	$13,385,341	$31,267,022
Servicing fees received	$268,423	$204,928

The following table summarizes the unpaid principal balance (“UPB”) of the loans sold by the Company in transactions when it maintains continuing involvement with the loans as servicer:

	March 31,	December 31,
	2023	2022

	(in thousands)
Unpaid principal balance of loans outstanding	$302,265,588	$295,032,674
Delinquent loans (1):
30-89 days	$9,485,878	$11,019,194
90 days or more:
Not in foreclosure	$6,497,578	$6,548,849
In foreclosure	$793,231	$834,155
Foreclosed	$12,265	$12,905
Loans in bankruptcy	$1,181,793	$1,143,484
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30-89 days	$725,398	$950,172
90 days or more	2,464,057	2,934,718
	$3,189,455	$3,884,890
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	March 31, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$302,265,588	$—	$302,265,588
Purchased	19,026,774	—	19,026,774
	321,292,362	—	321,292,362
PennyMac Mortgage Investment Trust	—	236,489,881	236,489,881
Loans held for sale	6,692,155	—	6,692,155
	$327,984,517	$236,489,881	$564,474,398
Delinquent loans (1):
30 days	$7,722,330	$1,270,782	$8,993,112
60 days	2,357,941	292,245	2,650,186
90 days or more:
Not in foreclosure	6,717,319	846,206	7,563,525
In foreclosure	903,791	70,454	974,245
Foreclosed	13,539	7,268	20,807
	$17,714,920	$2,486,955	$20,201,875
Loans in bankruptcy	$1,315,035	$133,510	$1,448,545
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$348,951	$70,335	$419,286
60 days	396,111	74,745	470,856
90 days or more	2,544,217	406,454	2,950,671
	$3,289,279	$551,534	$3,840,813
Custodial funds managed by the Company (2)	$4,556,322	$2,347,138	$6,903,460
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$295,032,674	$—	$295,032,674
Purchased	19,568,122	—	19,568,122
	314,600,796	—	314,600,796
PennyMac Mortgage Investment Trust	—	233,575,672	233,575,672
Loans held for sale	3,498,214	—	3,498,214
	$318,099,010	$233,575,672	$551,674,682
Delinquent loans (1):
30 days	$8,903,829	$1,576,414	$10,480,243
60 days	2,855,176	337,081	3,192,257
90 days or more:
Not in foreclosure	6,829,985	888,057	7,718,042
In foreclosure	914,213	75,012	989,225
Foreclosed	13,835	7,979	21,814
	$19,517,038	$2,884,543	$22,401,581
Loans in bankruptcy	$1,291,038	$125,719	$1,416,757
Delinquent loans in COVID-19 pandemic-related forbearance plans:
30 days	$453,562	$88,024	$541,586
60 days	527,035	89,171	616,206
90 days or more	3,042,923	466,489	3,509,412
	$4,023,520	$643,684	$4,667,204
Custodial funds managed by the Company (2)	$3,329,709	$1,783,157	$5,112,866
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the CARES Act.
(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2023	2022

	(in thousands)
California	$68,843,138	$68,542,279
Florida	53,021,329	50,873,961
Texas	50,400,689	47,911,696
Virginia	33,897,358	33,478,151
Maryland	25,719,847	25,473,417
All other states	332,592,037	325,395,178
	$564,474,398	$551,674,682

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$3,584	$—	$—	$3,584
Loans held for sale at fair value	—	6,459,634	312,789	6,772,423
Derivative assets:
Interest rate lock commitments	—	—	62,641	62,641
Forward purchase contracts	—	78,507	—	78,507
Forward sales contracts	—	19,232	—	19,232
MBS put options	—	6,604	—	6,604
MBS call options	—	7,218	—	7,218
Put options on interest rate futures purchase contracts	11,129	—	—	11,129
Call options on interest rate futures purchase contracts	20,949	—	—	20,949
Total derivative assets before netting	32,078	111,561	62,641	206,280
Netting	—	—	—	(95,616)
Total derivative assets	32,078	111,561	62,641	110,664
Mortgage servicing rights at fair value	—	—	6,003,390	6,003,390
Investment in PennyMac Mortgage Investment Trust	925	—	—	925
	$36,587	$6,571,195	$6,378,820	$12,890,986
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,795	$3,795
Forward purchase contracts	—	17,064	—	17,064
Forward sales contracts	—	135,827	—	135,827
MBS call options	—	7,830	—	7,830
Call options on interest rate futures sales contracts	2,250	—	—	2,250
Total derivative liabilities before netting	2,250	160,721	3,795	166,766
Netting	—	—	—	(117,679)
Total derivative liabilities	2,250	160,721	3,795	49,087
Mortgage servicing liabilities at fair value	—	—	2,011	2,011
	$2,250	$160,721	$5,806	$51,098

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$12,194	$—	$—	$12,194
Loans held for sale at fair value	—	3,163,528	345,772	3,509,300
Derivative assets:
Interest rate lock commitments	—	—	36,728	36,728
Forward purchase contracts	—	2,433	—	2,433
Forward sales contracts	—	80,754	—	80,754
MBS put options	—	6,057	—	6,057
Put options on interest rate futures purchase contracts	29,203	—	—	29,203
Call options on interest rate futures purchase contracts	2,820	—	—	2,820
Total derivative assets before netting	32,023	89,244	36,728	157,995
Netting	—	—	—	(58,992)
Total derivative assets	32,023	89,244	36,728	99,003
Mortgage servicing rights at fair value	—	—	5,953,621	5,953,621
Investment in PennyMac Mortgage Investment Trust	929	—	—	929
	$45,146	$3,252,772	$6,336,121	$9,575,047
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,884	$10,884
Forward purchase contracts	—	48,670	—	48,670
Forward sales contracts	—	20,684	—	20,684
Put options on interest rate futures sales contracts	3,008	—	—	3,008
Total derivative liabilities before netting	3,008	69,354	10,884	83,246
Netting	—	—	—	(61,534)
Total derivative liabilities	3,008	69,354	10,884	21,712
Mortgage servicing liabilities at fair value	—	—	2,096	2,096
	$3,008	$69,354	$12,980	$23,808

As shown above, certain of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended March 31, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	437,650	62,508	—	500,158
Capitalization of interest and advances	7,655	—	—	7,655
Sales and repayments	(122,858)	—	(232)	(123,090)
Mortgage servicing rights resulting from loan sales	—	—	286,533	286,533
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	9,543	—	—	9,543
Other factors	793	72,412	(236,532)	(163,327)
	10,336	72,412	(236,532)	(153,784)
Transfers from Level 3 to Level 2	(365,714)	—	—	(365,714)
Transfers to real estate acquired in settlement of loans	(52)	—	—	(52)
Transfers to loans held for sale	—	(101,918)	—	(101,918)

Balance, March 31, 2023	$312,789	$58,846	$6,003,390	$6,375,025
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2023	$8,413	$58,846	$(236,532)	$(169,273)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	March 31, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(85)
Balance, March 31, 2023	$2,011
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2023	$(85)

	Quarter ended March 31, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	2,134,778	161,309	—	2,296,087
Capitalization of interest and advances	32,111	—	—	32,111
Sales and repayments	(1,134,992)	—	—	(1,134,992)
Mortgage servicing rights resulting from loan sales	—	—	616,302	616,302
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(5,816)	—	—	(5,816)
Other factors	(12,396)	(399,377)	212,659	(199,114)
	(18,212)	(399,377)	212,659	(204,930)
Transfers from Level 3 to Level 2	(1,365,971)	—	—	(1,365,971)
Transfers to loans held for sale	—	(46,226)	—	(46,226)
Balance, March 31, 2022	$776,590	$37,899	$4,707,039	$5,521,528
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2022	$(17,092)	$37,899	$212,659	$233,466
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended March 31, 2022
(in thousands)
Mortgage servicing liabilities
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(252)
Balance, March 31, 2022	$2,564
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2022	$(252)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended March 31,
	2023			2022
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$165,947	$—	$165,947	$(107,978)	$—	$(107,978)
Mortgage servicing rights	—	(236,532)	(236,532)	—	212,659	212,659
	$165,947	$(236,532)	$(70,585)	$(107,978)	$212,659	$104,681
Liabilities:
Mortgage servicing liabilities	$—	$85	$85	$—	$252	$252

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	March 31, 2023			December 31, 2022
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$6,721,454	$6,628,953	$92,501	$3,450,578	$3,428,052	$22,526
90 days or more delinquent:
Not in foreclosure	40,384	45,002	(4,618)	47,252	53,351	(6,099)
In foreclosure	10,585	18,200	(7,615)	11,470	16,811	(5,341)
	$6,772,423	$6,692,155	$80,268	$3,509,300	$3,498,214	$11,086

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2023	$—	$—	$2,324	$2,324
December 31, 2022	$—	$—	$1,850	$1,850

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Real estate acquired in settlement of loans	$(558)	$(514)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by mortgage servicing assets, Unsecured senior notes and Obligations under capital lease are carried at amortized cost.

These liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these liabilities other than term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the term notes and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers and internal estimates of fair value of term loans. The fair value and carrying value of these liabilities are summarized below:

	March 31, 2023		December 31, 2022
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$2,466,450	$2,471,930	$1,677,476	$1,794,475
Unsecured senior notes	$1,490,375	$1,780,833	$1,550,750	$1,779,920

Valuation Governance

Most of the Company’s financial assets, and all of its derivatives, MSRs and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and derivatives and all of its MSRs and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff and subjects the valuation process to significant senior management oversight:

●	The Company’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures.

●	The Company’s Capital Markets Risk Management staff develops the fair values of the Company’s IRLCs which is reviewed by its Capital Markets Operations group.

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to the Company’s senior management valuation committee. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value of key inputs to those procured from nonaffiliated brokers and published surveys.

The Company’s senior management valuation committee includes the Company’s chief financial, risk, and capital market officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Loans Held for Sale

Most of the Company’s loans held for sale at fair value are saleable into active markets and are therefore categorized as “Level 2” fair value assets. The fair values of “Level 2” fair value loans are determined using their contracted selling prices or quoted market prices or market price equivalents.

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Early buy out (“EBO”) loans. EBO loans are Government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed securities in its loan servicing portfolio. The Company’s right to purchase a government guaranteed or insured loan arises as the result of the loan being at least three months delinquent on the date of purchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such a loan may be resold to an investor and thereafter may be repurchased to the extent it becomes eligible for resale into a new Ginnie Mae guaranteed security.

A loan becomes eligible for resale into a new Ginnie Mae security when the loan becomes current either through completion of a modification of the loan’s terms or after six months of timely payments following either the completion of certain types of payment deferral programs or borrower reperformance and when the issuance date of the new security is at least 120 days after the date the loan was last delinquent.

●	Scratch and dent loans. Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Closed-end second loans. At present, there is no active market with observable inputs that are significant to the estimation of fair value of the closed-end second loans the Company produces.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2023	December 31, 2022
Fair value (in thousands)	$312,789	$345,772
Key inputs (1):
Discount rate:
Range	5.1% – 10.2%	5.5% – 10.2%
Weighted average	5.3%	5.7%
Twelve-month projected housing price index change:
Range	(1.8)% – (1.7)%	(1.9)% – (1.7)%
Weighted average	(1.8)%	(1.8)%
Voluntary prepayment/resale speed (2):
Range	4.7% – 25.0%	4.7% – 25.6%
Weighted average	21.7%	21.6%
Total prepayment/resale speed (3):
Range	4.8% – 35.5%	4.8% – 36.1%
Weighted average	30.0%	29.4%
(1)	Weighted average inputs are based on the fair values of the “Level 3” loans.
(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

Changes in fair value of loans held for sale attributable to changes in the loan’s instrument-specific credit risk are measured with reference to the change in the respective loan’s delinquency status and performance history at period end from the later of the beginning of the quarter or acquisition date. Changes in fair value of loans held for sale are included in Net gains on loans held for sale at fair value in the Company’s consolidated statements of income.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair values of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the loans will be funded or purchased (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated fair values of MSRs attributable to the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurements. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2023	December 31, 2022
Fair value (in thousands) (1)	$58,846	$25,844
Key inputs (2):
Pull-through rate:
Range	8.0% – 100%	10.3% – 100%
Weighted average	81.1%	82.8%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.7 – 7.8	(1.3) – 7.7
Weighted average	4.2	4.3
Percentage of loan commitment amount:
Range	0.4% – 4.1%	(0.2)% – 3.8%
Weighted average	2.1%	2.0%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities.

Changes in the fair values of hedging derivatives are included in Net gains on loans held for sale at fair value, or Net loan servicing fees – Mortgage servicing rights hedging results, as applicable, in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2023	2022

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$286,533	$616,302
Unpaid principal balance of underlying loans	$13,695,364	$30,575,969
Weighted average servicing fee rate (in basis points)	50	43
Key inputs (1):
Annual total prepayment speed (2):
Range	9.2% – 23.2%	6.0% – 23.4%
Weighted average	11.7%	8.3%
Equivalent average life (in years):
Range	3.0 – 8.4	3.7 – 8.8
Weighted average	7.3	8.3
Pricing spread (3):
Range	5.5% – 11.7%	5.8% – 16.1%
Weighted average	7.7%	7.5%
Per-loan annual cost of servicing:
Range	$68 – $125	$80 – $177
Weighted average	$103	$104
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United State Treasury Securities (the “Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2023	December 31, 2022

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 6,003,390	$ 5,953,621
Pool characteristics:
Unpaid principal balance of underlying loans	$ 321,263,982	$ 314,567,639
Weighted average note interest rate	3.5%	3.4%
Weighted average servicing fee rate (in basis points)	37	36
Key inputs (1):
Annual total prepayment speed (2):
Range	5.2% – 18.0%	5.0% – 17.7%
Weighted average	8.2%	7.5%
Equivalent average life (in years):
Range	3.7 – 9.0	3.7 – 9.3
Weighted average	8.1	8.4
Effect on fair value of (3):
5% adverse change	($85,106)	($77,346)
10% adverse change	($167,216)	($152,192)
20% adverse change	($323,085)	($294,872)
Pricing spread (4):
Range	4.9% – 14.2%	4.9% – 14.3%
Weighted average	6.5%	6.5%
Effect on fair value of (3):
5% adverse change	($80,273)	($81,021)
10% adverse change	($158,416)	($159,863)
20% adverse change	($308,614)	($311,329)
Per-loan annual cost of servicing:
Range	$68 – $144	$68 – $144
Weighted average	$108	$109
Effect on fair value of (3):
5% adverse change	($41,653)	($41,263)
10% adverse change	($83,305)	($82,527)
20% adverse change	($166,610)	($165,053)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, the estimates should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2023	2022
Fair value (in thousands)	$2,011	$2,096
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$28,380	$33,157
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Pricing spread (2)	8.0%	7.8%
Annual total prepayment speed (3)	17.0%	17.2%
Equivalent average life (in years)	4.9	4.9
Per-loan annual cost of servicing	$1,136	$1,177
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	March 31,	December 31,
Loan type	2023	2022

	(in thousands)
Government-insured or guaranteed	$3,683,535	$2,006,157
Conventional conforming	2,747,886	1,145,053
Jumbo	28,213	12,318
Closed-end second loans	74,393	46,589
Purchased from Ginnie Mae securities serviced by the Company	211,079	257,175
Repurchased pursuant to representations and warranties	27,317	42,008
	$6,772,423	$3,509,300
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$6,124,986	$3,139,870
Mortgage loan participation purchase and sale agreements	543,432	302,977
	$6,668,418	$3,442,847

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,362,534	$62,641	$3,795	7,009,119	$36,728	$10,884
Subject to master netting arrangements (2):
Forward purchase contracts	17,115,689	78,507	17,064	8,320,849	2,433	48,670
Forward sales contracts	19,698,246	19,232	135,827	12,487,760	80,754	20,684
MBS put options	4,100,000	6,604	—	1,750,000	6,057	—
MBS call options	750,000	7,218	7,830	—	—	—
Put options on interest rate futures purchase contracts	5,670,000	11,129	—	6,800,000	29,203	—
Call options on interest rate futures purchase contracts	1,400,000	20,949	—	1,350,000	2,820	—
Call options on interest rate futures sale contracts	100,000	—	2,250	—	—	—
Put options on interest rate futures sale contracts	—	—	—	250,000	—	3,008
Treasury futures purchase contracts	6,068,600	—	—	3,709,200	—	—
Treasury futures sale contracts	8,310,400	—	—	3,456,900	—	—
Total derivatives before netting		206,280	166,766		157,995	83,246
Netting		(95,616)	(117,679)		(58,992)	(61,534)
		$110,664	$49,087		$99,003	$21,712
Deposits placed with derivative counterparties included in the derivative balances above, net		$22,063			$2,542
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are used for hedging purposes, are interest rate derivatives and are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	March 31, 2023				December 31, 2022
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$62,641	$—	$—	$62,641	$36,728	$—	$—	$36,728
RJ O'Brien	29,828	—	—	29,828	29,016	—	—	29,016
Goldman Sachs	8,816	—	—	8,816	5,757	—	—	5,757
Citibank, N.A.	7,629	—	—	7,629	5,098	—	—	5,098
Morgan Stanley Bank, N.A.	825	—	—	825	18,501	—	—	18,501
Others	925	—	—	925	3,903	—	—	3,903
	$110,664	$—	$—	$110,664	$99,003	$—	$—	$99,003

Derivative Liabilities, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase are secured by sufficient collateral or have fair values that exceed the liability amounts recorded on the consolidated balance sheets.

	March 31, 2023				December 31, 2022
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$3,795	$—	$—	$3,795	$10,884	$—	$—	$10,884
Atlas Securitized Products, L.P.	1,278,581	(1,278,581)	—	—	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	970,725	(968,804)	—	1,921
Bank of America, N.A.	1,425,327	(1,410,218)	—	15,109	567,745	(567,745)	—	—
Citibank, N.A.	580,262	(580,262)	—	—	94,211	(94,211)	—	—
BNP Paribas	544,384	(544,384)	—	—	300,280	(300,280)	—	—
JPMorgan Chase Bank, N.A.	527,497	(527,497)	—	—	211,713	(211,713)	—	—
Wells Fargo Bank, N.A.	481,255	(478,854)	—	2,401	228,181	(221,986)	—	6,195
Royal Bank of Canada	422,001	(422,001)	—	—	381,893	(381,893)	—	—
Morgan Stanley Bank, N.A.	199,782	(190,604)	—	9,178	114,277	(114,277)	—	—
Barclays Capital	192,448	(188,337)	—	4,111	80,276	(79,295)	—	981
Goldman Sachs	147,832	(147,832)	—	—	64,486	(64,486)	—	—
Mizuho Securities	9,123	—	—	9,123	—	—	—	—
Others	5,370	—	—	5,370	1,731	—	—	1,731
	$5,817,657	$(5,768,570)	$—	$49,087	$3,026,402	$(3,004,690)	$—	$21,712
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated income statement line	2023	2022

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$33,002	$(284,294)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(94,798)	$700,779
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$47,227	$(217,860)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Balance at beginning of quarter	$5,953,621	$3,878,078
Additions (deductions):
MSRs resulting from loan sales	286,533	616,302
Sales	(232)	—
	286,301	616,302
Change in fair value due to:
Changes in inputs used in valuation model (1)	(90,279)	323,928
Other changes in fair value (2)	(146,253)	(111,269)
Total change in fair value	(236,532)	212,659
Balance at end of quarter	$6,003,390	$4,707,039
Unpaid principal balance of underlying loans at end of quarter	$321,263,982	$290,760,440

	March 31,	December 31,
	2023	2022

	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$5,954,749	$5,897,613
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Balance at beginning of quarter	$2,096	$2,816
Changes in fair value due to:
Changes in inputs used in valuation model	(15)	(138)
Other changes in fair value (1)	(70)	(114)
Total change in fair value	(85)	(252)
Balance at end of quarter	$2,011	$2,564
Unpaid principal balance of underlying loans at end of quarter	$28,380	$37,450

(1)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Contractual servicing fees	$290,697	$244,809
Other fees:
Late charges	12,601	10,117
Other	2,181	4,994
	$305,479	$259,920

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years; some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2023	2022

	(dollars in thousands)
Lease expense:
Operating leases	$4,949	$4,954
Short-term leases	163	219
Sublease income	(96)	—
Net lease expense included in Occupancy and equipment	$5,016	$5,173

Other information:
Payments for operating leases	$5,696	$4,869
Operating lease right-of-use assets recognized	$1,727	$—
Period end weighted averages:
Remaining lease term (in years)	4.6	5.5
Discount rate	3.8%	4.0%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2023	$23,316
2024	19,959
2025	18,994
2026	13,385
2027	5,791
Thereafter	10,799
Total lease payments	92,244
Less imputed interest	(10,520)
Operating lease liability	$81,724

Note 11—Other Assets

Other assets are summarized below:

	March 31,	December 31,
	2023	2022

	(in thousands)
Capitalized software, net	$157,830	$157,460
Margin deposits	79,205	55,968
Servicing fees receivable, net	30,081	31,356
Other servicing receivables	46,719	24,854
Prepaid expenses	37,593	38,780
Interest receivable	35,701	24,110
Furniture, fixtures, equipment and building improvements, net	26,070	28,382
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	31,909	12,277
Real estate acquired in settlement of loans	11,384	11,497
Derivative settlements receivable	7,517	1,522
Other	49,232	31,701
	$513,241	$417,907
Deposits securing Assets sold under agreements to repurchase	$31,909	$12,277
Deposits securing Notes payable secured by mortgage servicing assets	$21,074	$12,277

Note 12—Short-Term Debt

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2023.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2023	2022

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,508,262	$3,722,179
Weighted average interest rate (1)	6.54%	2.19%
Total interest expense	$59,223	$23,770
Maximum daily amount outstanding	$5,768,570	$7,289,147

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,768,570	3,004,690
Unamortized debt issuance costs	(4,413)	(3,407)
	$5,764,157	$3,001,283
Weighted average interest rate	6.44%	6.00%
Available borrowing capacity (2):
Committed	$383,569	$1,078,927
Uncommitted	3,522,861	5,391,383
	$3,906,430	$6,470,310
Assets securing repurchase agreements:
Loans held for sale	$6,124,986	$3,139,870
Servicing advances (3)	$315,323	$381,379
Mortgage servicing rights (3)	$5,365,294	$5,339,513
Deposits (3)	$31,909	$12,277
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $2.6 million and $3.7 million for the quarters ended March 31, 2023 and 2022, respectively.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 13 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2023 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$549,822
Over 30 to 90 days	4,673,986
Over 90 to 180 days	393,948
Over 180 days to one year	814
Over one year to two years	150,000
Total assets sold under agreements to repurchase	$5,768,570
Weighted average maturity (in months)	2.6
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2023:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA (1)	$3,068,850	May 31, 2024	May 31, 2024
Bank of America, N.A.	$166,185	June 10, 2023	June 5, 2024
JP Morgan Chase Bank, N.A. (warehouse facility)	$83,772	May 26, 2023	June 17, 2024
Atlas Securitized Products, L.P.	$75,661	May 25, 2023	May 31, 2024
Barclays Bank PLC	$38,521	June 2, 2023	November 13, 2024
Morgan Stanley Bank, N.A.	$31,024	June 12, 2023	January 27, 2025
Citibank, N.A.	$30,114	June 7, 2023	April 26, 2024
Royal Bank of Canada	$23,068	July 9, 2023	March 14, 2024
BNP Paribas	$19,801	June 6, 2023	July 31, 2024
Wells Fargo Bank, N.A.	$19,112	June 11, 2023	November 17, 2023
JP Morgan Chase Bank, N.A. (EBO facility)	$10,667	May 1, 2023	October 11, 2024
Goldman Sachs Bank USA	$8,935	June 16, 2023	December 23, 2023
(1)	The calculation of the amount at risk includes the beneficial interests in Ginnie Mae MSRs and servicing advances which together serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2023	2022

	(dollars in thousands)
Average balance	$184,193	$223,347
Weighted average interest rate (1)	6.06%	1.72%
Total interest expense	$2,923	$1,120
Maximum daily amount outstanding	$515,537	$515,043
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 for each of the quarters ended March 31, 2023 and 2022.

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$515,537	$287,943
Unamortized debt issuance costs	(179)	(351)
	$515,358	$287,592
Weighted average interest rate	6.15%	5.71%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$543,432	$302,977

Note 13—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PLS, PNMAC, and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) have entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued a variable funding note to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the servicing assets repurchase facilities.

Following is a summary of the issued and outstanding Term Notes and Term Loans:

		Annual interest rate		Maturity date
Issuance date	Principal balance	Index	Spread	Stated	Optional extension (1)
	(in thousands)
Term Notes:
February 28, 2018	$650,000	One-month LIBOR(2)	3.85%	2/25/2025	(3)
August 10, 2018	650,000	One-month LIBOR(2)	2.65%	8/25/2023	8/25/2025
June 3, 2022	500,000	SOFR	4.25%	5/25/2027	5/25/2029
Term Loans:
February 28, 2023	680,000	SOFR	3.00%	2/25/2028	2/25/2029
	$2,480,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes or Term Loans specified in the respective agreements.
(2)	London Interbank Offered Rate (“LIBOR”).
(3)	Stated maturity date reflects the exercise by the Company of its option to extend the maturity of this issuance.

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

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended March 31,
	2023	2022

	(dollars in thousands)
Average balance	$2,092,056	$1,300,000
Weighted average interest rate (1)	7.72%	2.95%
Total interest expense	$40,778	$9,909
(1)	Excludes the effect of amortization of debt issuance costs totaling $932,000 and $459,000 for the quarters ended March 31, 2023 and 2022, respectively.

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$2,480,000	$1,800,000
MSR Note Payable	—	150,000
	2,480,000	1,950,000
Unamortized debt issuance costs	(8,070)	(7,354)
	$2,471,930	$1,942,646
Weighted average interest rate	8.21%	7.46%
Assets pledged to secure notes payable (1):
Servicing advances	$315,323	$381,379
Mortgage servicing rights	$5,954,749	$5,897,613
Deposits	$21,074	$12,277
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

Unsecured Senior Notes

The Company has issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The Unsecured Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any future subordinate indebtedness of the Company, equally in right of payment with all existing and future senior indebtedness of the Company and effectively subordinated to any existing and future secured indebtedness of the Company to the extent of the fair value of collateral securing such indebtedness.

The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by PFSI’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indenture under which the Unsecured Notes were issued). The guarantees are senior unsecured obligations of the guarantors and will rank senior in right of payment to any future subordinated indebtedness of the guarantors, equally in right of payment with all existing and future senior indebtedness of the guarantors and effectively subordinated to any existing and future secured indebtedness of the guarantors to the extent of the fair value of collateral securing such indebtedness. The Unsecured Notes and the guarantees are structurally subordinate to the indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Unsecured Notes.

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended March 31,
	2023	2022

	(dollars in thousands)
Average balance	$1,800,000	$1,800,000
Weighted average interest rate (1)	5.07%	5.07%
Total interest expense	$23,428	$23,428
(1)	Excludes the effect of amortization of debt issuance costs of $913,000 for each of the quarters ended March 31, 2023 and 2022.

	March 31,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(19,167)	(20,080)
	$1,780,833	$1,779,920
Weighted average interest rate	5.07%	5.07%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended March 31,
	2024	2025	2026	2027	2028	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$650,000	$650,000	$—	$—	$1,180,000	$—	$2,480,000
Unsecured senior notes	—	—	650,000	—	—	1,150,000	1,800,000
Total	$650,000	$650,000	$650,000	$—	$1,180,000	$1,150,000	$4,280,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Obligation Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The outstanding amount under the capital lease was repaid on June 13, 2022 and bore interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

Quarter ended
March 31, 2022
(dollars in thousands)
Average balance	$2,791
Weighted average interest rate	2.15%
Total interest expense	$15
Maximum daily amount outstanding	$3,489

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Balance at beginning of quarter	$32,421	$43,521
Provision for losses:
Resulting from sales of loans	1,735	4,054
Resulting from change in estimate	(1,445)	(3,169)
Losses incurred	(1,608)	(1,612)
Balance at end of quarter	$31,103	$42,794
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$303,983,805	$271,146,169

Note 15—Income Taxes

The Company’s effective income tax rates were 20.4% and 26.0% for the quarters ended March 31, 2023 and 2022, respectively. The effective income tax rate decreased in the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.3 million higher favorable permanent tax adjustment accompanied by a $196.4 million decrease in income before income taxes during the quarter ended March 31, 2023 compared to the same period in 2022.

Note 16—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $7.4 billion as of March 31, 2023.

Legal and Regulatory Proceedings

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

The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. While no assurance can be provided as to the ultimate outcome of this claim or the account of any losses to the Company, the Company believes the BKI Complaint is without merit and is vigorously defending the matter, which is currently in arbitration.

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

Note 17—Stockholders’ Equity

The Company’s board of directors previously approved the Company’s common stock repurchase program in the revised amount of $2 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended March 31,		Cumulative
	2023	2022	total (1)

	(in thousands)
Shares of common stock repurchased	768	2,320	33,630
Cost of shares of common stock repurchased	$45,361	$141,412	$1,762,068
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through March 31, 2023.
(2)	Cumulative total cost of common stock repurchased includes $529,000 of transaction fees.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(55,386)	$(944,221)
Hedging activities	(216,138)	890,087
	(271,524)	(54,134)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	286,533	616,302
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(1,735)	(4,054)
Reductions in liability due to changes in estimate	1,445	3,169
Changes in fair values of loans and derivatives held at quarter end:
Interest rate lock commitments	33,002	(284,294)
Loans	(64,191)	220,430
Hedging derivatives	121,340	(189,308)
	104,870	308,111
From PennyMac Mortgage Investment Trust (1)	(485)	(9,652)
	$104,385	$298,459
(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions–Transactions with PMT–Operating Activities.

Note 19—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Interest income:
Cash and short-term investments	$16,245	$572
Loans held for sale at fair value	60,993	49,113
Placement fees relating to custodial funds	51,219	4,197
From Townsgate Closing Services, LLC	21	—
	128,478	53,882
Interest expense:
Assets sold under agreements to repurchase	59,223	23,770
Mortgage loan participation purchase and sale agreements	2,923	1,120
Notes payable secured by mortgage servicing assets	40,778	9,909
Unsecured senior notes	23,428	23,428
Obligations under capital lease	—	15
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,210	17,479
Interest on mortgage loan impound deposits	1,967	1,586
Other	242	—
	131,771	77,307
	$(3,293)	$(23,425)

Note 20—Stock-based Compensation

On May 24, 2022, PFSI’s stockholders approved and adopted the 2022 Equity Incentive Plan and no additional equity awards will be issued from the Company’s 2013 Equity Incentive Plan.

Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	307	342
Stock options	221	574
Time-based RSUs	182	331
Grant date fair value:
Performance-based RSUs	$18,611	$19,522
Stock options	5,492	12,138
Time-based RSUs	11,041	18,903
Total	$35,144	$50,563
Vestings and exercises:
Performance-based RSUs vested	612	643
Stock options exercised	156	44
Time-based RSUs vested	245	244
Stock-based compensation expense	$11,650	$9,275

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2023	2022

	(in thousands, except per share amounts)
Net income	$30,378	$173,593

Weighted average shares of common stock outstanding	50,154	55,831
Effect of dilutive securities - shares issuable under stock-based compensation plan	3,198	3,298
Weighted average diluted shares of common stock outstanding	53,352	59,129
Basic earnings per share	$0.61	$3.11
Diluted earnings per share	$0.57	$2.94

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2023	2022

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	431	300
Time-based RSUs	72	137
Stock options (2)	348	362
Total anti-dilutive units and options	851	799
Weighted average exercise price of anti-dilutive stock options (2)	$58.21	$57.71
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

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

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2023		December 31, 2022
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,643,680	$822,461	$6,632,627	$797,748
Ginnie Mae	$5,800,487	$930,046	$5,899,892	$923,202
HUD	$5,800,487	$2,500	$5,899,892	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,467,833	$110,397	$1,265,569	$107,768
Ginnie Mae	$1,467,833	$251,654	$1,265,569	$246,953
Adjusted net worth / Total assets ratio
Ginnie Mae	28%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	32%	6%	39%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it is in compliance with Agencies’ revised requirements as of March 31, 2023.

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$74,726	$29,659	$104,385	$—	$104,385
Loan origination fees	31,390	—	31,390	—	31,390
Fulfillment fees from PennyMac Mortgage Investment Trust	11,923	—	11,923	—	11,923
Net loan servicing fees	—	148,837	148,837	—	148,837
Net interest income (expense):
Interest income	56,993	71,485	128,478	—	128,478
Interest expense	54,083	77,688	131,771	—	131,771
	2,910	(6,203)	(3,293)	—	(3,293)
Management fees	—	—	—	7,257	7,257
Other	574	(223)	351	2,012	2,363
Total net revenues	121,523	172,070	293,593	9,269	302,862
Expenses	141,163	114,623	255,786	8,929	264,715
Income before provision for income taxes	$(19,640)	$57,447	$37,807	$340	$38,147
Segment assets at quarter end	$7,543,466	$12,534,419	$20,077,885	$25,300	$20,103,185
(1)	All revenues are from external customers.

	Quarter ended March 31, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$221,610	$76,849	$298,459	$—	$298,459
Loan origination fees	67,858	—	67,858	—	67,858
Fulfillment fees from PennyMac Mortgage Investment Trust	16,754	—	16,754	—	16,754
Net loan servicing fees	—	286,309	286,309	—	286,309
Net interest income (expense):
Interest income	30,941	22,941	53,882	—	53,882
Interest expense	27,059	50,248	77,307	—	77,307
	3,882	(27,307)	(23,425)	—	(23,425)
Management fees	—	—	—	8,117	8,117
Other	785	616	1,401	2,031	3,432
Total net revenues	310,889	336,467	647,356	10,148	657,504
Expenses	301,619	111,314	412,933	10,051	422,984
Income before provision for income taxes	$9,270	$225,153	$234,423	$97	$234,520
Segment assets at quarter end	$4,905,974	$9,689,282	$14,595,256	$22,646	$14,617,902
(1)	All revenues are from external customers.

(

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On April 27, 2023, the Company announced that the board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on May 26, 2023 to common shareholders of record as of May 16, 2023.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity. PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the U.S. Department of Veterans Affairs (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands, and originate loans in all 50 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management contract with PMT.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2023	2022

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$104,385	$298,459
Loan origination fees	31,390	67,858
Fulfillment fees from PennyMac Mortgage Investment Trust	11,923	16,754
Net loan servicing fees	148,837	286,309
Net interest expense	(3,293)	(23,425)
Management fees	7,257	8,117
Other	2,363	3,432
Total net revenues	302,862	657,504
Expenses:
Compensation	147,935	245,547
Technology	36,038	34,786
Loan origination	27,086	75,333
Servicing	12,632	(1,246)
Marketing and advertising	3,241	22,403
Other	37,783	46,161
Total expenses	264,715	422,984
Income before provision for income taxes	38,147	234,520
Provision for income taxes	7,769	60,927
Net income	$30,378	$173,593
Earnings per share
Basic	$0.61	$3.11
Diluted	$0.57	$2.94
Annualized return on average stockholders' equity	3.5%	20.4%
Dividends declared per share	$0.20	$0.20
Income before provision for income taxes by segment:
Mortgage banking:
Production	$(19,640)	$9,270
Servicing	57,447	225,153
Total mortgage banking	37,807	234,423
Investment management	340	97
	$38,147	$234,520
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$128,967	$168,043
During the quarter:
Interest rate lock commitments issued	$18,871,512	$25,125,503
At end of quarter:
Interest rate lock commitments outstanding	$7,362,534	$10,397,958
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$321,292,362	$290,797,891
Loans held for sale	6,692,155	5,125,298
	327,984,517	295,923,189
Subserviced for PMT	236,489,881	222,887,371
	$564,474,398	$518,810,560

Net assets of PennyMac Mortgage Investment Trust	$1,970,734	$2,221,938
Book value per share	$68.91	$62.19
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) net of mortgage servicing liabilities (“MSLs”), due to changes in the valuation inputs we use in our valuation models, hedging losses (gains)

associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital lease.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Net income	$30,378	$173,593
Provision for income taxes	7,769	60,927
Income before provision for income taxes	38,147	234,520
Depreciation and amortization	12,705	7,011
Decrease (increase) in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	90,264	(324,066)
Hedging (gains) losses associated with MSRs	(47,227)	217,860
Stock‑based compensation	11,650	9,275
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	23,428	23,443
Adjusted EBITDA	$128,967	$168,043

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve continued to raise the federal funds rate during the quarter ended March 31, 2023 and continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Increasing interest rates and a slowing economy are expected to continue to reduce the size of the mortgage origination market from an estimated $2.3 trillion in 2022 to a projected range of $1.6 trillion to $1.8 trillion for 2023 according to leading economists.

Lower projected mortgage transaction volumes and increasing interest rates have caused a decrease in mortgage production activities, reducing gains from the redelivery of loans bought out from Ginnie Mae securities and increasing competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the same time in the prior year. Rising interest rates have increased the costs of floating rate borrowings and have generated greater interest income from our placement fees on deposits and loans held for sale. We have reduced business expenses to align with the lower level of mortgage production activities. We have also increased our acquisitions of conventional loans from PMT and intend to continue such acquisitions in the second quarter of 2023.

Due to certain capital rules, Fannie Mae and Freddie Mac have higher capital requirements to guarantee loans delivered by loan aggregators and may charge higher fees for third party originated loans that we aggregate and deliver to the Agencies as compared to individual loans delivered by mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of cash window purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

Income Before Provisions for Income Taxes

For the quarter ended March 31, 2023, income before provision for income taxes decreased $196.4 million compared to the same period in 2022. The decrease was primarily due to a $194.1 million decrease in Net gains on loans held for sale at fair value, a $36.5 million decrease in Loan origination fees due to lower production volumes and a $137.5 million decrease in Net loan servicing fees reflecting lower valuation results in our MSRs, net of hedging results, due to a decrease in interest rates at the end of the quarter ended March 31, 2023 as opposed to increasing interest rates in the same period in 2022; partially offset by a $158.3 million decrease in total expenses primarily due to reductions in compensation and loan origination expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of higher interest rates on the overall demand for mortgage loans and the proportion of loans in our different production channels during the quarter ended March 31, 2023 compared to the same period in 2022.

During the quarter ended March 31, 2023, we recognized Net gains on loans held for sale at fair value totaling $104.4 million, a decrease of $194.1 million compared to the same period in 2022. The decrease was primarily due to lower production volumes and a decrease in early buyout (“EBO”) loan redelivery gains as a result of lower volumes and modifications during the quarter ended March 31, 2023 compared to the same period in 2022.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(55,386)	$(944,221)
Hedging activities	(216,138)	890,087
Total cash losses	(271,524)	(54,134)
Non-cash gains (losses):
Changes in fair values of loans and derivative financial instruments outstanding at end of quarter:
Interest rate lock commitments	33,002	(284,294)
Loans	(64,191)	220,430
Hedging derivatives	121,340	(189,308)
	90,151	(253,172)
Mortgage servicing rights resulting from loan sales	286,533	616,302
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(1,735)	(4,054)
Reductions in liability due to changes in estimate	1,445	3,169
Total non-cash gains	376,394	362,245
Total gains on sale from non-affiliates	104,870	308,111
From PennyMac Mortgage Investment Trust (primarily cash)	(485)	(9,652)
	$104,385	$298,459
During the quarter:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$12,527,083	$17,133,215
Conventional conforming loans	6,124,614	7,974,275
Jumbo loans	67,869	18,013
Closed-end second loans	151,946	—
	$18,871,512	$25,125,503
By production channel:
Consumer direct	$2,198,643	$9,111,513
Broker direct	2,551,517	3,526,629
Correspondent	14,121,352	12,487,361
	$18,871,512	$25,125,503
At end of quarter:
Loans held for sale at fair value	$6,772,423	$5,119,234
Commitments to fund and purchase loans	$7,362,534	$10,397,958

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

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 274% of our gains on sales of loans held for sale at fair value for the quarter ended March 31, 2023 compared to 206% for the same period in 2022. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

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

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at our estimate of its fair value at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $1.7 million for the quarter ended March 31, 2023 compared to $4.1 million for the same period in 2022. The decrease in the provision relating to current loan sales is primarily attributable to a reduction in loan sales.

We also recorded reductions in the liability of $1.4 million for the quarter ended March 31, 2023 compared to $3.2 million for the same period in 2022. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended March 31,
	2023	2022

	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified at beginning of quarter	$35,961	$15,079
New indemnifications	9,869	5,641
Less indemnified loans sold, repaid or refinanced	1,813	779
Loans indemnified at end of quarter	$44,017	$19,941
Repurchase activity:
Total loans repurchased	$11,212	$17,529
Less:
Loans repurchased by correspondent lenders	4,654	7,458
Loans repaid by borrowers or resold with defects resolved	28,350	5,496
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(21,792)	$4,575
Losses charged to liability for representations and warranties	$1,608	$1,612

At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$303,983,805	$271,146,169
Liability for representations and warranties	$31,103	$42,794

During the quarter ended March 31, 2023, we repurchased loans totaling $11.2 million. We charged losses of $1.6 million to the liability during the quarter ended March 31, 2023. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

The recent increases in market interest rates may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans. Furthermore, these market factors and the expected economic slowdown may increase the level of borrower defaults, increasing the level of repurchases we are required to make and making it more difficult to minimize losses on repurchased loans. We expect these developments will increase the losses we incur in relation to our recorded liability for representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees decreased $36.5 million during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in the volume of loans we produced.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $4.8 million during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in loan production volume.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Loan servicing fees	$338,057	$291,258
Effects of MSRs and MSLs	(189,220)	(4,949)
Net loan servicing fees	$148,837	$286,309

Loan servicing fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2023	2022

	(in thousands)
From non-affiliates	$290,697	$244,809
From PennyMac Mortgage Investment Trust	20,449	21,088
Other
Late charges	14,925	11,956
Other	11,986	13,405
	26,911	25,361
	$338,057	$291,258
Average loan servicing portfolio
MSRs and MSLs	$318,208,097	$285,217,528
Subserviced for PMT	$234,963,140	$221,886,632

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Report. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees.

Loan servicing fees from non-affiliates and from PMT increased during the quarter ended March 31, 2023 compared the same period in 2022. The increase was primarily due to growth of our loan servicing portfolio. Other loan servicing fees decreased during the quarter ended March 31, 2023 compared to the same period in 2022, primarily due to decreases in ancillary fees relating to mortgage loan payoffs during 2023 as compared to 2022.

Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivatives transactions.

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(146,183)	$(111,155)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	(90,264)	324,066
	(236,447)	212,911
Hedging results	47,227	(217,860)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(189,220)	$(4,949)
Average balances:
Mortgage servicing rights	$5,966,264	$4,311,413
Mortgage servicing liabilities	$2,054	$2,679
At end of quarter:
Mortgage servicing rights	$6,003,390	$4,707,039
Mortgage servicing liabilities	$2,011	$2,564

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter ended March 31, 2023, realization of cash flows increased compared to the same period in 2022, primarily due to the growth in our investment in MSRs.

Other changes in fair value of MSRs reflected a loss in fair value during the quarter ended March 31, 2023 and a gain in fair value in the same period in 2022 due to a decrease in interest rates during 2023 compared to significant increases in interest rates in 2022. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate decreases on the fair value of the hedging instruments during the quarter ended March 31, 2023 compared to opposite circumstances and effects in the same period in 2022.

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2023	2022

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$302,265,588	$295,032,674
Acquired	19,026,774	19,568,122
	321,292,362	314,600,796
Loans held for sale	6,692,155	3,498,214
	327,984,517	318,099,010
Subserviced for PMT	236,476,714	233,554,875
Total prime servicing	564,461,231	551,653,885
Special servicing subserviced for PMT	13,167	20,797
Total loans serviced	$564,474,398	$551,674,682
Delinquencies:
Owned servicing (1):
30-89 days	$10,080,271	$11,759,005
90 days or more	7,634,649	7,758,033
	$17,714,920	$19,517,038
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$745,062	$980,597
90 days or more	2,544,217	3,042,923
	$3,289,279	$4,023,520
Subserviced for PMT (1):
30-89 days	$1,563,027	$1,913,495
90 days or more	923,928	971,048
	$2,486,955	$2,884,543
Delinquent loans in COVID-19 pandemic-related forbearance:
30-89 days	$145,080	$177,195
90 days or more	406,454	466,489
	$551,534	$643,684
(1)	Includes delinquent loans in COVID-19 pandemic-related forbearance plans that were requested by borrowers seeking payment relief in accordance with the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of March 31, 2023:

			Average
Loan type	UPB	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$120,344,743	621	3.78%	43	320	$194	674	93%	69%	5.19%
VA	115,322,379	427	3.24%	28	330	$270	725	90%	73%	2.09%
USDA	21,180,129	143	3.63%	46	318	$148	698	98%	69%	4.66%
Agency:
Fannie Mae	29,927,986	109	3.41%	26	305	$275	760	69%	57%	0.45%
Freddie Mac	33,837,564	120	3.63%	17	316	$283	753	72%	63%	0.40%
Closed-end second loans	52,820	1	10.03%	3	271	$73	749	16%	16%	0.00%
Other (3)	626,741	2	3.78%	17	332	$313	766	66%	60%	0.08%
	$321,292,362	1,423	3.53%	33	322	$226	710	88%	68%	3.09%
(1)	Loan-to-Value
(2)	MSRs and MSLs on government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on MSRs on conventional loans sold to private investors.

Net Interest Expense

	Quarter ended March 31,
	2022	2021

	(in thousands)
Interest income:
Cash and short-term investments	$16,245	$572
Loans held for sale at fair value	60,993	49,113
Placement fees relating to custodial funds	51,219	4,197
From Townsgate Closing Services, LLC	21	—
	128,478	53,882
Interest expense:
To non-affiliates:
Short-term debt	62,146	24,890
Long-term debt	64,206	33,352
Other	242	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,210	17,479
Interest on mortgage loan impound deposits	1,967	1,586
	131,771	77,307
	$(3,293)	$(23,425)

Net interest expense decreased $20.1 million during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to:

●	an increase of $47.0 million in placement fees we receive relating to custodial funds that we manage due to increased earning rates;
●	an increase of $15.7 million in interest income from cash balances and an increase of $11.9 million in interest income from loans held for sale reflecting higher interest rates; and
●	a decrease of $14.3 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of lower borrower refinancing activity due to the higher interest rate environment; partially offset by

●	an increase of $68.1 million in interest expense on borrowings due to the higher interest rate environment and to growth in our balance sheet.

Management Fees from PennyMac Mortgage Investment Trust

Management fees from PMT summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Base management	$7,257	$8,117
Performance incentive	—	—
	$7,257	$8,117
Net assets of PMT at end of quarter	$1,970,734	$2,221,938

Management fees decreased $860,000 during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Salaries and wages	$92,835	$142,009
Severance	2,856	5,135
Incentive compensation	18,988	54,298
Taxes and benefits	21,606	34,830
Stock and unit-based compensation	11,650	9,275
	$147,935	$245,547
Head count:
Average	4,143	6,924
Quarter end	4,168	6,308

Compensation expense decreased $97.6 million during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to work force reductions necessitated by reductions in loan production and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets.

Loan origination

Loan origination expense decreased $48.2 million during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to decreased lending activity.

Servicing

Servicing expenses increased $13.9 million during the quarter ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to a larger reversal of the provision for estimated servicing advance losses than was recorded in the prior periods.

Marketing and advertising

Marketing and advertising expense decreased $19.2 million during the quarter ended March 31, 2023 compared to the same period in 2022. The decrease is primarily due to decreased marketing expenses for consumer direct lending and brand marketing during the quarter ended March 31, 2023 compared to the same period in 2022.

Provision for Income Taxes

Our effective income tax rate was 20.4% during the quarter ended March 31, 2023 compared to 26.0% during the same period in 2022. The effective income tax decreased in the quarter ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to a $1.3 million higher favorable permanent tax adjustment accompanied by a $196.4 million decrease in income before income taxes during the quarter ended March 31, 2023 compared to the same period in 2022.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2023	2022

	(in thousands)
ASSETS
Cash and short-term investments	$1,501,487	$1,340,730
Loans held for sale at fair value	6,772,423	3,509,300
Derivative assets	110,664	99,003
Servicing advances, net	547,158	696,753
Investments in and advances to affiliates	36,091	37,301
Mortgage servicing rights	6,003,390	5,953,621
Loans eligible for repurchase	4,557,325	4,702,103
Other	574,647	483,773
Total assets	$20,103,185	$16,822,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$6,279,515	$3,288,875
Long-term debt	4,252,763	3,722,566
	10,532,278	7,011,441
Liability for loans eligible for repurchase	4,557,325	4,702,103
Income taxes payable	1,010,928	1,002,744
Other	550,464	635,247
Total liabilities	16,650,995	13,351,535
Stockholders' equity	3,452,190	3,471,049
Total liabilities and stockholders' equity	$20,103,185	$16,822,584
Leverage ratios:
Total debt / Stockholders' equity	3.1	2.0
Total debt / Tangible stockholders' equity (1)	3.2	2.1
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, primarily capitalized software, for the dates presented.

Total assets increased $3.3 billion from $16.8 billion at December 31, 2022 to $20.1 billion at March 31, 2023. The increase was driven by an increase of $3.3 billion in loans held for sale at fair value, primarily due to higher origination volume and optimization of loan deliveries during the month ended March 31, 2023.

Total liabilities increased $3.3 billion from $13.4 billion at December 31, 2022 to $16.7 billion at March 31, 2023. The increase was primarily due to an increase of $3.5 billion in borrowings to fund our inventory of loans held for sale. As a result of our increased inventory financing requirements, our leverage ratios increased during the quarter ended March 31, 2023.

Cash Flows

Our cash flows are summarized below:

	Quarter ended March 31,
	2023	2022	Change

	(in thousands)
Operating	$(3,264,891)	$4,427,364	$(7,692,255)
Investing	(20,933)	(167,408)	146,475
Financing	3,455,191	(4,110,231)	7,565,422
Net increase in cash and restricted cash	$169,367	$149,725	$19,642

Our cash flows resulted in a net increase in cash and restricted cash of $169.4 million during the quarter ended March 31, 2023 as discussed below.

Operating activities

Net cash used in operating activities totaled $3.3 billion during the quarter ended March 31, 2023 compared with net cash provided by operating activities of $4.4 billion during the same period in 2022. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Cash flows from:
Loans held for sale	$(3,390,002)	$4,461,706
Other operating sources	125,111	(34,342)
	$(3,264,891)	$4,427,364

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2023 totaled $20.9 million, primarily due to a $97.5 million increase in margin deposits and $10.6 million used in acquisition of capitalized software, partially offset by $78.4 million in net settlement of derivative financial instruments used to hedge our investment in MSRs. Net cash used in investing activities during the quarter ended March 31, 2022 totaled $167.4 million, primarily due to $287.7 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $71.1 million increase in short-term investment, partially offset by a $213.5 million decrease in margin deposits.

Financing activities

Net cash provided by financing activities totaled $3.5 billion during the quarter ended March 31, 2023, primarily due to an increase of $3.5 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale. Net cash used in financing activities totaled $4.1 billion during the quarter ended March 31, 2022, primarily due to a decrease in inventory of loans held for sale.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings and proceeds from and issuance of equity or debt offerings. In addition, we utilized existing borrowings to increase our cash balances to $1.5 billion at March 31, 2023. We believe that our liquidity is sufficient to meet our current liquidity needs.

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

Our overall borrowing increased by $3.5 billion to fund our inventory of loans held for sale at March 31, 2023 as compared to the previous quarter.

Debt facilities for MSRs and servicing advances (servicing asset facilities) take various forms. Fannie Mae and Ginnie Mae MSRs are pledged to special purpose entities, each of which issues variable funding notes (“VFNs”) and may issue term notes and term loans that are secured by such Ginnie Mae or Fannie Mae assets. Term notes are issued to qualified institutional buyers under Rule 144A of Securities Act and term loans are syndicated to banking entities, while the VFNs are sold to bank partners under agreements to repurchase. Freddie Mac MSR’s are pledged to a lender under a bi-lateral loan and security agreement.

On February 7, 2023, the Company, the Issuer Trust, PLS and PNMAC, entered into two VFN repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables: a Series 2023-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, Goldman Sachs Bank USA, as administrative agent and as a buyer, and PNMAC, as a guarantor, related to the excess servicing spread, and a Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, and Goldman Sachs Bank USA, as administrative agent and buyer, related to the servicing advance receivables. The maximum purchase under each repurchase agreement is $300 million and the initial terms are each set to expire on May 31, 2024.

On February 28, 2023, the Company, the Issuer Trust and PLS, entered into a syndicated series of term loans (the “Series 2023-GTL1 Loan”), as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The initial 5-year term of the Series 2023-GTL1 Loan is set to expire on February 28, 2028, unless the Company exercises a one-year optional extension. The initial loan balance of the Series 2023-GTL1 Loan was $680 million.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2023	2022

	(in thousands)
Average balance	$3,508,262	$3,722,179
Maximum daily balance	$5,768,570	$7,289,147
Balance at quarter end	$5,768,570	$3,336,577

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter ended March 31, 2023 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We believe that we are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we are in compliance with Agencies’ revised requirements as of March 31, 2023.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through March 31, 2023, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through short-term borrowings with major financial institutions in the form of sales of assets under agreements to repurchase and mortgage loan participation purchase and sale agreements. We access the capital market for long-term debt through the issuance of secured term notes, term loans and unsecured senior notes. The issuer under our secured term note facilities is PLS or a wholly-owned issuer trust guaranteed by PNMAC. In addition, PFSI has issued unsecured senior notes guaranteed by certain of its restricted wholly-owned domestic subsidiaries.

Under the terms of these financing agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of March 31, 2023, we believe we were in compliance in all material respects with these covenants.

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

PFSI issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued). The Company is required to maintain certain financial covenants under terms of the Unsecured Notes, as described further above in “Liquidity and Capital Resources.” We believe the Company was in compliance with all financial covenants in the Unsecured Notes as of March 31, 2023.

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Bank of America, N.A.	$1,410,218	$1,425,000	$380,000	June 5, 2024
Atlas Securitized Products, L.P.	$1,228,581	$2,950,000	$1,200,000	May 31, 2024
Atlas Securitized Products, L.P. and Citibank, N.A. (3)	$100,000	$100,000	$100,000	May 31, 2024
BNP Paribas	$544,384	$600,000	$250,000	July 31, 2024
Citibank, N.A.	$530,262	$950,000	$600,000	April 26, 2024
Wells Fargo Bank, N.A.	$478,854	$500,000	$200,000	November 17, 2023
JP Morgan Chase Bank, N.A. (warehouse facility)	$463,600	$500,000	$50,000	June 17, 2024
Royal Bank of Canada	$422,001	$1,000,000	$225,000	March 14, 2024
Morgan Stanley Bank, N.A.	$190,604	$250,000	$100,000	January 27, 2025
Barclays Bank PLC	$188,337	$500,000	$350,000	November 13, 2024
JP Morgan Chase Bank, N.A. (EBO facility)	$63,897	$500,000	$—	October 11, 2024
Goldman Sachs Bank USA	$97,832	$100,000	$100,000	December 23, 2023
Goldman Sachs Bank USA (servicing asset facility)	$50,000	$300,000	$200,000	May 31, 2024
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$515,537	$550,000	$—	June 7, 2023
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2025
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2023
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
(1)	Outstanding indebtedness as of March 31, 2023.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.
(3)	The $100 million is borrowed from Atlas Securitized Products, L.P. (“Atlas”) and Citibank, N.A. under a sale of assets under agreement to repurchase up to a maximum of $500 million secured by Ginnie Mae MSRs. No borrowing is outstanding from Atlas and Citibank, N.A. under a sale of GMSR servicing advance notes under an agreement to repurchase up to a maximum of $600 million. Maximum amounts borrowed under both agreements to repurchase may be reduced by amounts utilized under other debt agreements with Atlas and Citibank N.A.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2023:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA (1)	$3,068,850	May 31, 2024	May 31, 2024
Bank of America, N.A.	$166,185	June 10, 2023	June 5, 2024
JP Morgan Chase Bank, N.A. (warehouse facility)	$83,772	May 26, 2023	June 17, 2024
Atlas Securitized Products, L.P. (2)	$75,661	May 25, 2023	May 31, 2024
Barclays Bank PLC	$38,521	June 2, 2023	November 13, 2024
Morgan Stanley Bank, N.A.	$31,024	June 12, 2023	January 27, 2025
Citibank, N.A. (2)	$30,114	June 7, 2023	April 26, 2024
Royal Bank of Canada	$23,068	July 9, 2023	March 14, 2024
BNP Paribas	$19,801	June 6, 2023	July 31, 2024
Wells Fargo Bank, N.A.	$19,112	June 11, 2023	November 17, 2023
JP Morgan Chase Bank, N.A. (EBO facility)	$10,667	May 1, 2023	October 11, 2024
Goldman Sachs Bank USA (2)	$8,935	June 16, 2023	December 23, 2023
(1)	The borrowing facilities with Atlas, Citibank, N.A. and Goldman Sachs Bank USA are in the form of a sale of a variable funding note under an agreement to repurchase.
(2)	The borrowing facilities with Atlas, Citibank, N.A. and Goldman Sachs Bank USA are in the form of an asset sale under agreement to repurchase.

On March 16, 2023, the Company, PNMAC, the Issuer Trust, and PLS, consented to assignments of all of the credit facilities provided to the Company by Credit Cuisse First Boston Mortgage Capital LLC, as administrative agent and Credit Suisse AG, Cayman Islands Branch, as a buyer or purchaser, and Alpine Securitization LTD, as a buyer or purchaser. All of the credit facilities were assigned to Atlas Securitized Products, L.P. (“Atlas SP”), Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and Nexera Holding LLC.

All debt financing arrangements that matured between March 31, 2023 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Debt to the accompanying consolidated financial statements.

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2023, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$374,151	$179,921	$88,278	$(85,106)	$(167,216)	$(323,085)
Pricing spread	$344,083	$167,268	$82,486	$(80,273)	$(158,416)	$(308,614)
Annual per-loan cost of servicing	$166,610	$83,305	$41,653	$(41,653)	$(83,305)	$(166,610)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2023.

Stock Repurchase Program

The following table summarizes information about our stock repurchase during the quarter ended March 31, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2023 – January 31, 2023	—	$—	—	$283,805,890
February 1, 2023 – February 28, 2023	98,857	$63.66	98,857	$277,512,940
March 1, 2023 – March 31, 2023	669,773	$58.31	669,773	$238,460,670
Total	768,630	$58.99	768,630	$238,460,670
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

10.1†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2023).	*
10.2†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2023).	*
10.3†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2023).	*

10.4†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2023).	*
10.5†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2023).	*

10.6†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non-Employee Directors (2023).	*
10.7	Series 2023-MSRVF1 Master Repurchase Agreement, dated as of February 7, 2023, by and among PennyMac Loan Services, LLC and Goldman Sachs Bank USA.	8-K	February 13, 2023

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.8	Series 2020-SPIADVF1 Master Repurchase Agreement, dated as of February 7, 2023, by and among PennyMac Loan Services, LLC and Goldman Sachs Bank USA.	8-K	February 13, 2023
10.9

Omnibus Amendment No. 2 to the 2016-MSRVF1 Amended and Restated Repurchase Agreement and Amendment No. 3 to the Series 2020-SPIADVF1 Repurchase Agreement, dated as of February 7, 2023, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., and PennyMac Loan Services, LLC and acknowledged by Private National Mortgage Acceptance Company, LLC, as guarantor.

		8-K	February 13, 2023
10.10

Amendment No. 3, dated February 7, 2023, to the Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., as Indenture Trustee, PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and consented and agreed to by Goldman Sachs Bank USA.

		8-K	February 13, 2023
10.11	Series 2020-SPIADVF1 Guaranty, dated as of February 7, 2023, by Private National Mortgage Acceptance Company, LLC in favor of Goldman Sachs Bank USA.	8-K	February 13, 2023
10.12	Series 2023-MSRVF1 Guaranty, dated as of February 7, 2023, by Private National Mortgage Acceptance Company, LLC in favor of Goldman Sachs Bank USA.	8-K	February 13, 2023
10.13

Series 2023-GTL1 Indenture Supplement and Loan Agreement, dated as of February 28, 2023, by and among PNMAC GMSR ISSUER TRUST, as issuer, PennyMac Loan Services, LLC, as administrator and servicer, Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and the syndicated lenders party thereto.

		8-K	March 3, 2023
10.14	Second Amended and Restated Stockholder Agreement, dated as of March 1, 2023, between PennyMac Financial Services, Inc. and HC Partners LLC.	8-K	March 3, 2023
10.15

Omnibus Assignment, Assumption and Amendment, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, Atlas Securitized Products, L.P., Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		8-K	March 17, 2023

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.16

Joint Omnibus Assignment, Assumption and Amendment No. 3 to the Series 2016-MSRVF1 Repurchase Agreement, Amendment No. 4 to the Series 2020-SPIADVF1 Repurchase Agreement, Amendment No. 3 to the Pricing Side Letters, Amendment No. 2 to the Side Letter Agreements and Amendment No. 1 to the VFN Repo Guaranty, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N.A., PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., Nexera Holding LLC, and Private National Mortgage Acceptance Company, LLC.

		8-K	March 17, 2023
10.17

Joint Assignment, Assumption and Amendment No. 3 to the Series 2021-MSRVF1 Repurchase Agreement, Amendment No. 2 to the Series 2021-MSRVF1 Pricing Side Letter and Amendment No. 2 to the Series 2021-MSRVF1 Side Letter Agreement, dated March 16, 2023, among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., Nexera Holding LLC, and Private National Mortgage Acceptance Company, LLC.

		8-K	March 17, 2023
10.18†	Separation Agreement and General Release date as of March 21, 2023.	8-K/A	March 24, 2023
31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

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

*Filed herewith

† Indicates management contract or compensatory plan or arrangement.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: May 3, 2023	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 3, 2023	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)