Form 10-Q
period 2023-06-30
PennyMac Financial Services, Inc.
filed 2023-08-03
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2023
Common Stock, $0.0001 par value	49,873,664

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2023

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

Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include, but are not limited to, the following:

●	projections of our revenues, income, earnings per share, capital structure or other financial items;
●	descriptions of our plans or objectives for future operations, products or services;
●	forecasts of our future economic performance, interest rates, profit margins and prepayment rates;
●	our expectations regarding various macroeconomic factors, including variability in the economy or the impact of current and future regulations and legislation on our business; and
●	descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are several factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q (this “report”), the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023 and in our other SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2023	2022

	(in thousands, except share amounts)
ASSETS
Cash	$1,532,399	$1,328,536
Short-term investment at fair value	8,088	12,194
Loans held for sale at fair value (includes $4,194,839 and $3,442,847 pledged to creditors)	4,270,494	3,509,300
Derivative assets	85,517	99,003
Servicing advances, net (includes valuation allowance of $70,070 and $78,992; $288,082 and $381,379 pledged to creditors)	500,122	696,753
Mortgage servicing rights at fair value (includes $6,457,553 and $5,897,613 pledged to creditors)	6,510,585	5,953,621
Operating lease right-of-use assets	56,410	65,866
Investment in PennyMac Mortgage Investment Trust at fair value	1,011	929
Receivable from PennyMac Mortgage Investment Trust	25,046	36,372
Loans eligible for repurchase	4,401,098	4,702,103
Other (includes $38,118 and $12,277 pledged to creditors)	593,698	417,907
Total assets	$17,984,468	$16,822,584
LIABILITIES
Assets sold under agreements to repurchase	$3,780,524	$3,001,283
Mortgage loan participation purchase and sale agreements	505,712	287,592
Notes payable secured by mortgage servicing assets	2,472,726	1,942,646
Unsecured senior notes	1,781,756	1,779,920
Derivative liabilities	22,039	21,712
Mortgage servicing liabilities at fair value	1,940	2,096
Accounts payable and accrued expenses	258,278	262,358
Operating lease liabilities	75,956	85,550
Payable to PennyMac Mortgage Investment Trust	123,287	205,011
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,026,147	1,002,744
Liability for loans eligible for repurchase	4,401,098	4,702,103
Liability for losses under representations and warranties	30,146	32,421
Total liabilities	14,505,708	13,351,535

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 49,857,588 and 49,988,492 shares, respectively	5	5
Retained earnings	3,478,755	3,471,044
Total stockholders' equity	3,478,760	3,471,049
Total liabilities and stockholders' equity	$17,984,468	$16,822,584

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$141,928	$227,319	$246,798	$535,430
From PennyMac Mortgage Investment Trust	(509)	(4,752)	(994)	(14,404)
	141,419	222,567	245,804	521,026
Loan origination fees:
From non-affiliates	38,267	37,541	68,247	103,057
From PennyMac Mortgage Investment Trust	701	2,404	2,111	4,746
	38,968	39,945	70,358	107,803
Fulfillment fees from PennyMac Mortgage Investment Trust	5,441	20,646	17,364	37,400
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	307,119	259,338	597,816	504,147
From PennyMac Mortgage Investment Trust	20,317	20,335	40,766	41,423
Other	29,035	22,677	55,946	48,038
	356,471	302,350	694,528	593,608
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(55,257)	112,102	(291,704)	325,013
Mortgage servicing rights hedging results	(155,136)	(176,005)	(107,909)	(393,865)
	(210,393)	(63,903)	(399,613)	(68,852)
Net loan servicing fees	146,078	238,447	294,915	524,756
Net interest expense:
Interest income	172,952	49,864	301,430	103,746
Interest expense	178,642	71,127	310,413	148,434
Net interest expense	(5,690)	(21,263)	(8,983)	(44,688)
Management fees from PennyMac Mortgage Investment Trust	7,078	7,910	14,335	16,027
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	116	(194)	142	(192)
Results of real estate acquired in settlement of loans	199	810	341	1,353
Other	2,938	2,647	5,133	5,534
Total net revenues	336,547	511,515	639,409	1,169,019
Expenses
Compensation	136,982	198,192	284,917	443,739
Technology	35,244	34,621	71,282	69,407
Loan origination	31,646	44,931	58,732	120,264
Professional services	17,888	20,793	38,895	40,896
Servicing	14,652	3,051	27,284	1,805
Occupancy and equipment	10,066	9,371	18,886	18,840
Marketing and advertising	5,578	13,007	8,819	35,410
Other	11,574	10,023	19,530	26,612
Total expenses	263,630	333,989	528,345	756,973
Income before provision for income taxes	72,917	177,526	111,064	412,046
Provision for income taxes	14,667	48,363	22,436	109,290
Net income	$58,250	$129,163	$88,628	$302,756
Earnings per share
Basic	$1.17	$2.38	$1.77	$5.51
Diluted	$1.11	$2.28	$1.68	$5.23
Weighted average shares outstanding
Basic	49,874	54,167	50,013	54,995
Diluted	52,264	56,642	52,803	57,892

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2023	50,097	$5	$—	$3,452,185	$3,452,190
Net income	—	—	—	58,250	58,250
Stock-based compensation	193	—	4,680	—	4,680
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(433)	—	(4,731)	(21,483)	(26,214)
Common stock dividend ($0.20 per share)	—	—	—	(10,197)	(10,197)
Balance, June 30, 2023	49,858	$5	$—	$3,478,755	$3,478,760

	Quarter ended June 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2022	55,342	$6	$—	$3,441,597	$3,441,603
Net income	—	—	—	129,163	129,163
Stock-based compensation	23	—	15,352	—	15,352
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Repurchase of common stock	(2,427)	(1)	(15,403)	(98,241)	(113,645)
Common stock dividend ($0.20 per share)	—	—	—	(11,139)	(11,139)
Balance, June 30, 2022	52,939	$5	$—	$3,461,380	$3,461,385

	Six months ended June 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	88,628	88,628
Stock-based compensation	1,069	—	11,530	—	11,530
Issuance of common stock in settlement of directors' fees	2	—	102	—	102
Repurchase of common stock	(1,201)	—	(11,632)	(59,943)	(71,575)
Common stock dividends ($0.40 per share)	—	—	—	(20,974)	(20,974)
Balance, June 30, 2023	49,858	$5	$—	$3,478,755	$3,478,760

	Six months ended June 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	302,756	302,756
Stock-based compensation	817	—	17,823	—	17,823
Issuance of common stock in settlement of directors' fees	2	—	102	—	102
Repurchase of common stock	(4,747)	(1)	(143,321)	(111,735)	(255,057)
Common stock dividends ($0.40 per share)	—	—	—	(22,564)	(22,564)
Balance, June 30, 2022	52,939	$5	$—	$3,461,380	$3,461,385

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2023	2022

	(in thousands)
Cash flow from operating activities
Net income	$88,628	$302,756
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on loans held for sale at fair value	(245,804)	(521,026)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	291,704	(325,013)
Mortgage servicing rights hedging results	107,909	393,865
Capitalization of interest on loans held for sale	(507)	(2,817)
Amortization of debt issuance costs	9,315	10,133
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(82)	263
Results of real estate acquired in settlement in loans	(341)	(1,353)
Stock-based compensation expense	12,025	24,223
Reversal of provision for servicing advance losses	(5,049)	(51,293)
Depreciation and amortization	25,939	14,375
Amortization of operating lease right-of-use assets	9,154	7,755
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(32,087,157)	(23,982,890)
Origination of loans held for sale	(5,303,061)	(15,128,696)
Purchase of loans held for sale from non-affiliates	(968,096)	(1,215,388)
Purchase of loans from Ginnie Mae securities and early buyout investors	(1,395,735)	(4,752,678)
Sale to non-affiliates and principal payment of loans held for sale	38,410,109	50,841,788
Sale of loans held for sale to PennyMac Mortgage Investment Trust	—	298,862
Repurchase of loans subject to representations and warranties	(24,345)	(45,176)
Decrease in servicing advances	164,845	128,940
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	11,537	(3,998)
Sale of real estate acquired in settlement of loans	16,411	9,937
(Increase) decrease in other assets	(81,155)	134,692
Decrease in accounts payable and accrued expenses	(3,977)	(54,033)
Decrease in operating lease liabilities	(10,080)	(8,040)
Decrease in payable to PennyMac Mortgage Investment Trust	(82,156)	(140,615)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(3,516)
Increase in income taxes payable	23,403	200,459
Net cash (used in) provided by operating activities	(1,036,566)	6,131,516

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2023	2022

	(in thousands)
Cash flow from investing activities
Decrease in short-term investment	4,106	1,912
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(20,239)	(574,109)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	232	—
Acquisition of capitalized software	(19,244)	(39,267)
Purchase of furniture, fixtures, equipment and leasehold improvements	(631)	(4,089)
(Increase) decrease in margin deposits	(150,716)	188,176
Net cash used in investing activities	(186,492)	(427,377)
Cash flow from financing activities
Sale of assets under agreements to repurchase	39,333,545	42,087,498
Repurchase of assets sold under agreements to repurchase	(38,551,928)	(46,938,843)
Issuance of mortgage loan participation purchase and sale certificates	10,042,768	9,556,801
Repayment of mortgage loan participation purchase and sale certificates	(9,824,304)	(9,533,871)
Issuance of notes payable secured by mortgage servicing assets	680,000	500,000
Repayment of notes payable secured by mortgage servicing assets	(150,000)	—
Repayment of obligations under capital lease	—	(3,489)
Payment of debt issuance costs	(10,119)	(12,892)
Issuance of common stock pursuant to exercise of stock options	8,647	1,380
Payment of withholding taxes relating to stock-based compensation	(9,142)	(7,780)
Payment of dividends to holders of common stock	(20,974)	(22,564)
Repurchase of common stock	(71,575)	(255,057)
Net cash provided by (used in) financing activities	1,426,918	(4,628,817)
Net increase in cash and restricted cash	203,860	1,075,322
Cash and restricted cash at beginning of period	1,328,539	340,093
Cash and restricted cash at end of period	$1,532,399	$1,415,415
Cash and restricted cash at end of period are comprised of the following:
Cash	$1,532,399	$1,415,396
Restricted cash included in Other assets	—	19
	$1,532,399	$1,415,415
Supplemental cash flow information:
Cash paid for interest	$305,512	$154,745
Cash refunds received for income taxes, net	$967	$91,169
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$849,056	$1,014,555
Operating right-of-use assets recognized	$1,727	$793
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$102	$102

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 11% and 9% of total net revenues for the quarters ended June 30, 2023 and 2022, respectively, and 12% and 8% for the six months ended June 30, 2023 and 2022, respectively. The Company also purchased 84% and 66% of its newly originated loan production from PMT during the quarters ended June 30, 2023 and 2022, respectively, and 84% and 59% during the six months ended June 30, 2023 and 2022, respectively.

Note 4—Related Party Transactions

PennyMac Mortgage Investment Trust

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

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, under the mortgage banking services agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less any administrative fees paid by the correspondent to PMT plus accrued interest and a sourcing fee ranging from one to two basis points of the unpaid principal balance (“UPB”) of the loan, generally based on the average number of calendar days the loans are held by PMT before being purchased by the Company. The Company may also acquire conventional loans from PMT on the same terms upon mutual agreement between PMT and the Company.

While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net losses on loans held for sale at fair value:
Net losses on loans sold to PMT (primarily cash)	$—	$(1,429)	$—	$(2,820)
Mortgage servicing rights recapture incurred	(509)	(3,323)	(994)	(11,584)
	$(509)	$(4,752)	$(994)	$(14,404)
Sales of loans held for sale to PMT	$—	$39,824	$—	$298,862

Tax service fees earned from PMT included in Loan origination fees	$701	$2,404	$2,111	$4,746

Fulfillment fee revenue	$5,441	$20,646	$17,364	$37,400
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$3,029,274	$10,323,700	$9,658,084	$20,092,962

Sourcing fees included in cost of loans purchased from PMT	$1,832	$1,063	$3,160	$2,359
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$11,307,342	$10,634,209	$20,521,054	$23,381,988
Conventional conforming	7,017,890	—	11,080,764	—
	$18,325,232	$10,634,209	$31,601,818	$23,381,988

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

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

●	The Company receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
Loan type serviced	2023	2022	2023	2022

	(in thousands)
Prime Servicing	$20,286	$20,229	$40,615	$41,107
Special Servicing	31	106	151	316
	$20,317	$20,335	$40,766	$41,423

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Base management	$7,078	$7,910	$14,335	$16,027
Performance incentive	—	—	—	—
	$7,078	$7,910	$14,335	$16,027

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$3,978	$2,834	$9,639	$8,191
Common overhead incurred by the Company	2,140	1,809	3,961	3,673
Compensation	165	165	330	330
	$6,283	$4,808	$13,930	$12,194
Payments and settlements during the period (1)	$30,872	$29,562	$63,256	$69,326
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$116	$(194)	$142	$(192)

	June 30,	December 31,
	2023	2022

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,011	$929
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2023	2022

	(in thousands)
Receivable from PMT:
Management fees	$7,078	$7,307
Correspondent production fees	6,876	6,835
Servicing fees	6,761	6,740
Allocated expenses and expenses incurred on PMT's behalf	2,886	11,447
Fulfillment fees	1,445	4,043
	$25,046	$36,372
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$115,463	$201,451
Other	7,824	3,560
	$123,287	$205,011

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

The Company has recorded a $26.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2023 and December 31, 2022. The Company did not make payments under the tax receivable agreement during the quarter and six months ended June 30, 2023 and made $3.5 million of payments during the quarter and six months ended June 30, 2022.

Townsgate Closing Services, LLC

On December 27, 2022, the Company advanced $801,000 to one of its joint ventures, Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving loan agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027, and earns interest, initially 10.75% per year, subject to semi-annual adjustment indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance is included in Other assets on the Company’s consolidated balance sheets. The Company recorded $21,000 and $42,000 of interest income related to the loan during the quarter and six months ended June 30, 2023, respectively.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Cash flows:
Sales proceeds	$25,024,768	$19,574,766	$38,410,109	$50,841,788
Servicing fees received	$282,315	$228,834	$550,738	$433,762

The following table summarizes the UPB of the loans sold by the Company in transactions when it maintains continuing involvement with the loans as servicer:

	June 30,	December 31,
	2023	2022

	(in thousands)
Unpaid principal balance of loans outstanding	$319,257,805	$295,032,674
Delinquent loans:
30-89 days	$11,388,376	$11,019,194
90 days or more:
Not in foreclosure	$6,097,693	$6,548,849
In foreclosure	$708,722	$834,155
Foreclosed	$10,983	$12,905
Loans in bankruptcy	$1,256,468	$1,143,484

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	June 30, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$319,257,805	$—	$319,257,805
Purchased	18,474,265	—	18,474,265
	337,732,070	—	337,732,070
PennyMac Mortgage Investment Trust	—	234,476,519	234,476,519
Loans held for sale	4,250,706	—	4,250,706
	$341,982,776	$234,476,519	$576,459,295
Delinquent loans:
30 days	$9,249,438	$1,461,447	$10,710,885
60 days	2,773,726	341,976	3,115,702
90 days or more:
Not in foreclosure	6,314,682	846,880	7,161,562
In foreclosure	787,804	69,863	857,667
Foreclosed	12,688	5,438	18,126
	$19,138,338	$2,725,604	$21,863,942
Loans in bankruptcy	$1,385,130	$155,453	$1,540,583
Custodial funds managed by the Company (1)	$5,377,724	$2,687,024	$8,064,748
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$295,032,674	$—	$295,032,674
Purchased	19,568,122	—	19,568,122
	314,600,796	—	314,600,796
PennyMac Mortgage Investment Trust	—	233,575,672	233,575,672
Loans held for sale	3,498,214	—	3,498,214
	$318,099,010	$233,575,672	$551,674,682
Delinquent loans:
30 days	$8,903,829	$1,576,414	$10,480,243
60 days	2,855,176	337,081	3,192,257
90 days or more:
Not in foreclosure	6,829,985	888,057	7,718,042
In foreclosure	914,213	75,012	989,225
Foreclosed	13,835	7,979	21,814
	$19,517,038	$2,884,543	$22,401,581
Loans in bankruptcy	$1,291,038	$125,719	$1,416,757
Custodial funds managed by the Company (1)	$3,329,709	$1,783,157	$5,112,866
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2023	2022

	(in thousands)
California	$69,242,770	$68,542,279
Florida	54,537,628	50,873,961
Texas	52,283,855	47,911,696
Virginia	34,432,055	33,478,151
Maryland	25,999,115	25,473,417
All other states	339,963,872	325,395,178
	$576,459,295	$551,674,682

Note 6—Fair Value

Most of the Company’s assets and certain of its liabilities are measured at or based on their fair values. The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the significant inputs used to determine fair value. These levels are:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company.

●	Level 3— Prices determined using significant unobservable inputs. In situations where observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$8,088	$—	$—	$8,088
Loans held for sale at fair value	—	3,877,736	392,758	4,270,494
Derivative assets:
Interest rate lock commitments	—	—	41,379	41,379
Forward purchase contracts	—	2,545	—	2,545
Forward sales contracts	—	67,764	—	67,764
MBS put options	—	2,790	—	2,790
Put options on interest rate futures purchase contracts	25,249	—	—	25,249
Call options on interest rate futures purchase contracts	844	—	—	844
Total derivative assets before netting	26,093	73,099	41,379	140,571
Netting	—	—	—	(55,054)
Total derivative assets	26,093	73,099	41,379	85,517
Mortgage servicing rights at fair value	—	—	6,510,585	6,510,585
Investment in PennyMac Mortgage Investment Trust	1,011	—	—	1,011
	$35,192	$3,950,835	$6,944,722	$10,875,695
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,743	$10,743
Forward purchase contracts	—	45,997	—	45,997
Forward sales contracts	—	7,894	—	7,894
Total derivative liabilities before netting	—	53,891	10,743	64,634
Netting	—	—	—	(42,595)
Total derivative liabilities	—	53,891	10,743	22,039
Mortgage servicing liabilities at fair value	—	—	1,940	1,940
	$—	$53,891	$12,683	$23,979

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$12,194	$—	$—	$12,194
Loans held for sale at fair value	—	3,163,528	345,772	3,509,300
Derivative assets:
Interest rate lock commitments	—	—	36,728	36,728
Forward purchase contracts	—	2,433	—	2,433
Forward sales contracts	—	80,754	—	80,754
MBS put options	—	6,057	—	6,057
Put options on interest rate futures purchase contracts	29,203	—	—	29,203
Call options on interest rate futures purchase contracts	2,820	—	—	2,820
Total derivative assets before netting	32,023	89,244	36,728	157,995
Netting	—	—	—	(58,992)
Total derivative assets	32,023	89,244	36,728	99,003
Mortgage servicing rights at fair value	—	—	5,953,621	5,953,621
Investment in PennyMac Mortgage Investment Trust	929	—	—	929
	$45,146	$3,252,772	$6,336,121	$9,575,047
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,884	$10,884
Forward purchase contracts	—	48,670	—	48,670
Forward sales contracts	—	20,684	—	20,684
Put options on interest rate futures sales contracts	3,008	—	—	3,008
Total derivative liabilities before netting	3,008	69,354	10,884	83,246
Netting	—	—	—	(61,534)
Total derivative liabilities	3,008	69,354	10,884	21,712
Mortgage servicing liabilities at fair value	—	—	2,096	2,096
	$3,008	$69,354	$12,980	$23,808

As shown above, certain of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended June 30, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, March 31, 2023	$312,789	$58,846	$6,003,390	$6,375,025
Purchases and issuances, net	614,486	67,878	—	682,364
Capitalization of interest and servicing advances	13,183	—	—	13,183
Sales and repayments	(146,289)	—	—	(146,289)
Mortgage servicing rights resulting from loan sales	—	—	562,523	562,523
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	10,951	—	—	10,951
Other factors	(929)	(21,692)	(55,328)	(77,949)
	10,022	(21,692)	(55,328)	(66,998)
Transfers from Level 3 to Level 2	(411,179)	—	—	(411,179)
Transfers to real estate acquired in settlement of loans	(254)	—	—	(254)
Transfers to loans held for sale	—	(74,396)	—	(74,396)
Balance, June 30, 2023	$392,758	$30,636	$6,510,585	$6,933,979
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2023	$5,868	$30,636	$(55,328)	$(18,824)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2023	$2,011
Changes in fair value included in income	(71)
Balance, June 30, 2023	$1,940
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2023	$(71)

	Quarter ended June 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, March 31, 2022	$776,590	$37,899	$4,707,039	$5,521,528
Purchases and issuances, net	598,948	145,980	—	744,928
Capitalization of interest and servicing advances	15,608	—	—	15,608
Sales and repayments	(129,896)	—	—	(129,896)
Mortgage servicing rights resulting from loan sales	—	—	398,253	398,253
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(24,394)	—	—	(24,394)
Other factors	(8,922)	(167,106)	111,875	(64,153)
	(33,316)	(167,106)	111,875	(88,547)
Transfers from Level 3 to Level 2	(723,995)	—	—	(723,995)
Transfer to real estate acquired in settlement of loans	(386)	—	—	(386)
Transfers to loans held for sale	—	48,378	—	48,378
Balance, June 30, 2022	$503,553	$65,151	$5,217,167	$5,785,871
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2022	$(18,079)	$65,151	$111,875	$158,947
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended June 30, 2022
(in thousands)
Mortgage servicing liabilities
Balance, March 31, 2022	$2,564
Changes in fair value included in income	(227)
Balance, June 30, 2022	$2,337
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2022	$(227)

	Six months ended June 30, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	1,052,136	130,386	—	1,182,522
Capitalization of interest and servicing advances	20,838	—	—	20,838
Sales and repayments	(269,147)	—	(232)	(269,379)
Mortgage servicing rights resulting from loan sales	—	—	849,056	849,056
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	20,494	—	—	20,494
Other factors	(136)	50,720	(291,860)	(241,276)
	20,358	50,720	(291,860)	(220,782)
Transfers from Level 3 to Level 2	(776,893)	—	—	(776,893)
Transfers to real estate acquired in settlement of loans	(306)	—	—	(306)
Transfers to loans held for sale	—	(176,314)	—	(176,314)
Balance, June 30, 2023	$392,758	$30,636	$6,510,585	$6,933,979
Changes in fair value recognized during the period relating to assets still held at June 30, 2023	$10,646	$30,636	$(291,860)	$(250,578)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended
Liabilities	June 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(156)
Balance, June 30, 2023	$1,940
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2023	$(156)

	Six months ended June 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	2,733,726	307,289	—	3,041,015
Capitalization of interest and servicing advances	47,719	—	—	47,719
Sales and repayments	(1,264,888)	—	—	(1,264,888)
Mortgage servicing rights resulting from loan sales	—	—	1,014,555	1,014,555
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(30,210)	—	—	(30,210)
Other factors	(21,318)	(566,483)	324,534	(263,267)
	(51,528)	(566,483)	324,534	(293,477)
Transfers from Level 3 to Level 2	(2,089,966)	—	—	(2,089,966)
Transfers to real estate acquired in settlement of loans	(386)	—	—	(386)
Transfers to loans held for sale	—	2,152	—	2,152
Balance, June 30, 2022	$503,553	$65,151	$5,217,167	$5,785,871
Changes in fair value recognized during the period relating to assets still held at June 30, 2022	$(28,700)	$65,151	$324,534	$360,985
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended
Liabilities	June 30, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(479)
Balance, June 30, 2022	$2,337
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2022	$(479)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30,
	2023			2022
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$20,753	$—	$20,753	$(96,365)	$—	$(96,365)
Mortgage servicing rights	—	(55,328)	(55,328)	—	111,875	111,875
	$20,753	$(55,328)	$(34,575)	$(96,365)	$111,875	$15,510
Liabilities:
Mortgage servicing liabilities	$—	$71	$71	$—	$227	$227

	Six months ended June 30,
	2023			2022
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$186,700	$—	$186,700	$(204,343)	$—	$(204,343)
Mortgage servicing rights	—	(291,860)	(291,860)	—	324,534	324,534
	$186,700	$(291,860)	$(105,160)	$(204,343)	$324,534	$120,191
Liabilities:
Mortgage servicing liabilities	$—	$156	$156	$—	$479	$479

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	June 30, 2023			December 31, 2022
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$4,221,456	$4,185,719	$35,737	$3,450,578	$3,428,052	$22,526
90 days or more delinquent:
Not in foreclosure	41,564	46,183	(4,619)	47,252	53,351	(6,099)
In foreclosure	7,474	18,804	(11,330)	11,470	16,811	(5,341)
	$4,270,494	$4,250,706	$19,788	$3,509,300	$3,498,214	$11,086

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2023	$—	$—	$2,873	$2,873
December 31, 2022	$—	$—	$1,850	$1,850

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Real estate acquired in settlement of loans	$(740)	$(326)	$(900)	$(740)

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

The Company estimates the fair value of the term notes and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	June 30, 2023		December 31, 2022
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$2,469,563	$2,472,726	$1,677,476	$1,794,475
Unsecured senior notes	$1,551,467	$1,781,756	$1,550,750	$1,779,920

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff within its Capital Market group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the capital market valuation staff group reports to the Company’s senior management valuation committee, which oversees the valuations. Capital Markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to PFSI’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial, risk, and capital market officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

To assess the reasonableness of its valuations, the Capital Markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value of key inputs to those procured from nonaffiliated brokers and published surveys.

The fair value of the Company’s IRLCs is developed by its Capital Markets risk management staff and is reviewed by its Capital Markets operations staff.

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

●	Loans with identified defects. Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Closed-end second mortgage loans. At present, there is no active market with observable inputs that are significant to the estimation of fair value of the closed-end second mortgage loans the Company produces.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2023	December 31, 2022
Fair value (in thousands)	$392,758	$345,772
Key inputs (1):
Discount rate:
Range	7.7% – 10.2%	5.5% – 10.2%
Weighted average	7.8%	5.7%
Twelve-month projected housing price index change:
Range	(1.6)% – (1.4)%	(1.9)% – (1.7)%
Weighted average	(1.5)%	(1.8)%
Voluntary prepayment/resale speed (2):
Range	4.7% – 45.2%	4.7% – 25.6%
Weighted average	31.1%	21.6%
Total prepayment/resale speed (3):
Range	4.8% – 57.4%	4.8% – 36.1%
Weighted average	39.3%	29.4%
(1)	Weighted average inputs are based on the fair values of the “Level 3” loans.
(2)	Voluntary prepayment/resale speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated fair values of MSRs attributable to the mortgage loans it has committed to originate or purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurements. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2023	December 31, 2022
Fair value (in thousands) (1)	$30,636	$25,844
Key inputs (2):
Pull-through rate:
Range	8.5% – 100%	10.3% – 100%
Weighted average	81.5%	82.8%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.7 – 7.8	(1.3) – 7.7
Weighted average	4.3	4.3
Percentage of loan commitment amount:
Range	0.4% – 4.2%	(0.2)% – 3.8%
Weighted average	1.8%	2.0%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$562,523	$398,253	$849,056	$1,014,555
Unpaid principal balance of underlying loans	$24,993,118	$19,377,222	$38,688,482	$49,953,192
Weighted average servicing fee rate (in basis points)	50	42	50	43
Key inputs (1):
Annual total prepayment speed (2):
Range	9.1% – 20.7%	5.7% – 19.3%	9.1% – 23.2%	5.7% – 23.4%
Weighted average	10.9%	8.4%	11.3%	8.3%
Equivalent average life (in years):
Range	3.1 – 8.4	4.3 – 9.2	3.0 – 8.4	3.7 – 9.2
Weighted average	7.6	8.5	7.5	8.4
Pricing spread (3):
Range	5.5% – 12.6%	5.7% – 11.7%	5.5% – 12.6%	5.7% – 16.1%
Weighted average	7.4%	8.2%	7.5%	7.7%
Per-loan annual cost of servicing:
Range	$68 – $127	$80 – $146	$68 – $127	$80 – $176
Weighted average	$98	$103	$100	$104
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United State Treasury Securities (the “Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2023	December 31, 2022

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 6,510,585	$ 5,953,621
Pool characteristics:
Unpaid principal balance of underlying loans	$ 337,695,442	$ 314,567,639
Weighted average note interest rate	3.7%	3.4%
Weighted average servicing fee rate (in basis points)	38	36
Key inputs (1):
Annual total prepayment speed (2):
Range	6.3% – 17.4%	5.0% – 17.7%
Weighted average	7.7%	7.5%
Equivalent average life (in years):
Range	3.2 – 9.3	3.7 – 9.3
Weighted average	8.2	8.4
Effect on fair value of (3):
5% adverse change	($93,045)	($77,346)
10% adverse change	($182,826)	($152,192)
20% adverse change	($353,270)	($294,872)
Pricing spread (4):
Range	5.4% – 12.6%	4.9% – 14.3%
Weighted average	6.4%	6.5%
Effect on fair value of (3):
5% adverse change	($84,331)	($81,021)
10% adverse change	($166,478)	($159,863)
20% adverse change	($324,529)	($311,329)
Per-loan annual cost of servicing:
Range	$67 – $130	$68 – $144
Weighted average	$108	$109
Effect on fair value of (3):
5% adverse change	($42,395)	($41,263)
10% adverse change	($84,790)	($82,527)
20% adverse change	($169,580)	($165,053)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, the estimates should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2023	2022
Fair value (in thousands)	$1,940	$2,096
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$36,628	$33,157
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Pricing spread (2)	8.0%	7.8%
Annual total prepayment speed (3)	16.8%	17.2%
Equivalent average life (in years)	4.9	4.9
Per-loan annual cost of servicing	$1,138	$1,177
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs.
(3)	Annual total prepayment speed is measured using Life Total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	June 30,	December 31,
Loan type	2023	2022

	(in thousands)
Government-insured or guaranteed	$2,224,970	$2,006,157
Conventional conforming	1,631,926	1,145,053
Jumbo	20,840	12,318
Closed-end second loans	153,700	46,589
Purchased from Ginnie Mae securities serviced by the Company	226,668	257,175
Repurchased pursuant to representations and warranties	12,390	42,008
	$4,270,494	$3,509,300
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$3,661,755	$3,139,870
Mortgage loan participation purchase and sale agreements	533,084	302,977
	$4,194,839	$3,442,847

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	6,484,588	$41,379	$10,743	7,009,119	$36,728	$10,884
Subject to master netting arrangements (2):
Forward purchase contracts	16,819,007	2,545	45,997	8,320,849	2,433	48,670
Forward sales contracts	15,781,217	67,764	7,894	12,487,760	80,754	20,684
MBS put options	1,100,000	2,790	—	1,750,000	6,057	—
Put options on interest rate futures purchase contracts	4,220,000	25,249	—	6,800,000	29,203	—
Call options on interest rate futures purchase contracts	537,500	844	—	1,350,000	2,820	—
Put options on interest rate futures sale contracts	—	—	—	250,000	—	3,008
Treasury futures purchase contracts	5,375,900	—	—	3,709,200	—	—
Treasury futures sale contracts	13,145,500	—	—	3,456,900	—	—
Total derivatives before netting		140,571	64,634		157,995	83,246
Netting		(55,054)	(42,595)		(58,992)	(61,534)
		$85,517	$22,039		$99,003	$21,712
Deposits (received from) placed with derivative counterparties included in the derivative balances above, net		$(12,459)			$2,542
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	June 30, 2023				December 31, 2022
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$41,379	$—	$—	$41,379	$36,728	$—	$—	$36,728
RJ O'Brien	26,093	—	—	26,093	29,016	—	—	29,016
Wells Fargo Bank, N.A.	5,422	—	—	5,422	—	—	—	—
Athene Annuity & Life Assurance Company	3,658	—	—	3,658	—	—	—	—
Bank of America, N.A.	2,572	—	—	2,572	1,519	—	—	1,519
JPMorgan Chase Bank, N.A.	2,569	—	—	2,569	238	—	—	238
Morgan Stanley Bank, N.A.	1,785	—	—	1,785	18,501	—	—	18,501
Goldman Sachs	—	—	—	—	5,757	—	—	5,757
Citibank, N.A.	—	—	—	—	5,098	—	—	5,098
Others	2,039	—	—	2,039	2,146	—	—	2,146
	$85,517	$—	$—	$85,517	$99,003	$—	$—	$99,003

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

	June 30, 2023				December 31, 2022
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$10,743	$—	$—	$10,743	$10,884	$—	$—	$10,884
Atlas Securitized Products, L.P.	1,240,174	(1,240,174)	—	—	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	970,725	(968,804)	—	1,921
Bank of America, N.A.	932,023	(932,023)	—	—	567,745	(567,745)	—	—
Royal Bank of Canada	489,378	(489,378)	—	—	381,893	(381,893)	—	—
BNP Paribas	239,047	(239,015)	—	32	300,280	(300,280)	—	—
JPMorgan Chase Bank, N.A.	193,076	(191,991)	—	1,085	211,713	(211,713)	—	—
Wells Fargo Bank, N.A.	178,827	(178,827)	—	—	228,181	(221,986)	—	6,195
Morgan Stanley Bank, N.A.	166,871	(166,871)	—	—	114,277	(114,277)	—	—
Goldman Sachs	122,825	(120,335)	—	2,490	64,486	(64,486)	—	—
Citibank, N.A.	119,698	(118,654)	—	1,044	94,211	(94,211)	—	—
Barclays Capital	109,809	(109,038)	—	771	80,276	(79,295)	—	981
Mizuho Securities	3,431	—	—	3,431	—	—	—	—
Others	2,443	—	—	2,443	1,731	—	—	1,731
	$3,808,345	$(3,786,306)	$—	$22,039	$3,026,402	$(3,004,690)	$—	$21,712
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated income statement line	2023	2022	2023	2022

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(28,209)	$27,251	$4,793	$(257,043)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$150,760	$296,290	$55,962	$997,069
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(155,136)	$(176,005)	$(107,909)	$(393,865)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$6,003,390	$4,707,039	$5,953,621	$3,878,078
Additions (deductions):
MSRs resulting from loan sales	562,523	398,253	849,056	1,014,555
Sales	—	—	(232)	—
	562,523	398,253	848,824	1,014,555
Change in fair value due to:
Changes in inputs used in valuation model (1)	118,898	233,697	28,619	557,625
Other changes in fair value (2)	(174,226)	(121,822)	(320,479)	(233,091)
Total change in fair value	(55,328)	111,875	(291,860)	324,534
Balance at end of period	$6,510,585	$5,217,167	$6,510,585	$5,217,167
Unpaid principal balance of underlying loans at end of period			$337,695,442	$297,269,682

			June 30,	December 31,
			2023	2022

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$6,457,553	$5,897,613
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$2,011	$2,564	$2,096	$2,816
Changes in fair value due to:
Changes in inputs used in valuation model	(7)	(129)	(22)	(267)
Other changes in fair value (1)	(64)	(98)	(134)	(212)
Total change in fair value	(71)	(227)	(156)	(479)
Balance at end of period	$1,940	$2,337	$1,940	$2,337
Unpaid principal balance of underlying loans at end of period			$36,628	$41,481

(1)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Contractual servicing fees	$307,119	$259,338	$597,816	$504,147
Other fees:
Late charges	12,897	9,527	25,498	19,644
Other	2,775	3,541	4,956	8,535
	$322,791	$272,406	$628,270	$532,326

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Lease expense:
Operating leases	$4,854	$5,008	$9,803	$9,962
Short-term leases	74	241	237	460
Sublease income	(173)	—	(269)	—
Net lease expense included in Occupancy and equipment	$4,755	$5,249	$9,771	$10,422

Other information:
Payments for operating leases	$5,904	$5,388	$11,600	$10,257
Operating lease right-of-use assets recognized	$—	$793	$1,727	$793
Period end weighted averages:
Remaining lease term (in years)			4.5	5.3
Discount rate			3.8%	3.9%

Lease payments of the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2024	$22,779
2025	19,309
2026	17,599
2027	11,336
2028	5,180
Thereafter	9,559
Total lease payments	85,762
Less imputed interest	(9,806)
Operating lease liability	$75,956

Note 11—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2023	2022

	(in thousands)
Capitalized software, net	$156,047	$157,460
Margin deposits	153,533	55,968
Servicing fees receivable, net	31,546	31,356
Other servicing receivables	43,312	24,854
Interest receivable	39,091	24,110
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	38,118	12,277
Prepaid expenses	32,068	38,780
Furniture, fixtures, equipment and building improvements, net	23,731	28,382
Real estate acquired in settlement of loans	12,171	11,497
Derivative settlements receivable	6,753	1,522
Other	57,328	31,701
	$593,698	$417,907
Deposits securing Assets sold under agreements to repurchase	$38,118	$12,277
Deposits securing Notes payable secured by mortgage servicing assets	$31,561	$12,277

Note 12—Short-Term Debt

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2023.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$4,688,102	$2,215,595	$4,101,440	$2,964,727
Weighted average interest rate (1)	7.25%	2.80%	6.95%	2.42%
Total interest expense	$87,480	$18,949	$146,703	$42,719
Maximum daily amount outstanding	$6,358,007	$3,316,376	$6,358,007	$7,289,147

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,786,306	$3,004,690
Unamortized debt issuance costs	(5,782)	(3,407)
	$3,780,524	$3,001,283
Weighted average interest rate	6.87%	6.00%
Available borrowing capacity (2):
Committed	$1,284,131	$1,078,927
Uncommitted	5,204,563	5,391,383
	$6,488,694	$6,470,310
Assets securing repurchase agreements:
Loans held for sale	$3,661,755	$3,139,870
Servicing advances (3)	$288,082	$381,379
Mortgage servicing rights (3)	$5,774,905	$5,339,513
Deposits (3)	$38,118	$12,277
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $2.8 million and $3.5 million for the quarters ended June 30, 2023 and 2022, respectively, and $5.4 million and $7.1 million for the six months ended June 30, 2023 and 2022, respectively.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 13 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2023 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$678,162
Over 30 to 90 days	2,652,552
Over 90 to 180 days	2,758
Over one year to two years	452,834
Total assets sold under agreements to repurchase	$3,786,306
Weighted average maturity (in months)	4.2
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2023:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA (1)	$3,580,863	February 7, 2025	February 7, 2025
Atlas Securitized Products, L.P (2)	$312,426	June 27, 2025	June 27, 2025
Bank of America, N.A.	$100,954	August 1, 2023	June 12, 2025
Atlas Securitized Products, L.P.	$77,346	August 30, 2023	June 27, 2025
Wells Fargo Bank, N.A.	$21,712	September 17, 2023	May 3, 2025
Barclays Bank PLC	$21,248	September 1, 2023	November 13, 2024
Royal Bank of Canada	$16,897	August 1, 2023	May 10, 2024
JP Morgan Chase Bank, N.A.	$10,883	August 28, 2023	June 16, 2025
Morgan Stanley Bank, N.A.	$7,810	September 17, 2023	January 27, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$7,029	June 9, 2025	June 9, 2025
BNP Paribas	$6,393	September 12, 2023	July 31, 2024
Goldman Sachs Bank USA	$3,062	September 11, 2023	December 23, 2023
Citibank, N.A.	$2,804	August 31, 2023	June 27, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets.

(2)	The amount at risk includes the beneficial interests in Fannie Mae MSRs pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance	$266,907	$214,654	$225,778	$218,977
Weighted average interest rate (1)	6.45%	2.25%	6.29%	1.98%
Total interest expense	$4,462	$1,377	$7,385	$2,497
Maximum daily amount outstanding	$515,537	$514,054	$515,537	$515,043
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 for each of the quarters ended June 30, 2023 and 2022, respectively, and $344,000 for the six months ended June 30, 2023 and 2022, respectively.

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$506,407	$287,943
Unamortized debt issuance costs	(695)	(351)
	$505,712	$287,592
Weighted average interest rate	6.39%	5.71%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$533,084	$302,977

Note 13—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PLS, PNMAC, and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued a variable funding note to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing assets variable funding notes.

Following is a summary of the issued and outstanding Term Notes and Term Loans:

		Annual interest rate		Maturity date
Issuance date	Principal balance	Index	Spread	Stated	Optional extension (1)
	(in thousands)
Term Notes:
February 28, 2018	$650,000	One-month LIBOR(2)	3.85%	2/25/2025	(3)
August 10, 2018	650,000	One-month LIBOR(2)	2.65%	8/25/2023	8/25/2025(4)
June 3, 2022	500,000	SOFR	4.25%	5/25/2027	5/25/2029
Term Loans:
February 28, 2023	680,000	SOFR	3.00%	2/25/2028	2/25/2029
	$2,480,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes or Term Loans as specified in the respective agreements.
(2)	London Interbank Offered Rate (“LIBOR”). Effective July 1, 2023, the one-month LIBOR index was replaced with SOFR.
(3)	Stated maturity date reflects the exercise by the Company of its option to extend the maturity of this issuance.
(4)	In July 2023, the Company exercised its option to extend the maturity for two years.

Freddie Mac MSR Note Payable

On December 16, 2022, the Company issued a note payable to a lender that is secured by Freddie Mac MSRs. Interest is charged at a rate based on SOFR plus a spread as defined in the agreement. The facility expires on November 13, 2024. The maximum amount that the Company may borrow under the note payable is $400 million, $350 million of which is committed and which may be reduced by other debt outstanding with the counterparty.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance	$2,480,000	$1,426,373	$2,287,099	$1,363,536
Weighted average interest rate (1)	8.57%	3.69%	8.19%	3.34%
Total interest expense	$53,817	$13,656	$94,595	$23,565
(1)	Excludes the effect of amortization of debt issuance costs totaling $809,000 and $548,000 for the quarters ended June 30, 2023 and 2022, respectively, and $1.7 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively.

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$2,480,000	$1,800,000
Freddie Mac MSR Note Payable	—	150,000
	2,480,000	1,950,000
Unamortized debt issuance costs	(7,274)	(7,354)
	$2,472,726	$1,942,646
Weighted average interest rate	8.51%	7.46%
Assets pledged to secure notes payable (1):
Servicing advances	$288,082	$381,379
Mortgage servicing rights	$6,457,553	$5,897,613
Deposits	$31,561	$12,277
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

Unsecured Senior Notes

The Company has issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The Unsecured Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any future subordinate indebtedness of the Company, equally in right of payment with all existing and future senior indebtedness of the Company and effectively subordinate to any existing and future secured indebtedness of the Company to the extent of the fair value of collateral securing such indebtedness.

The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by PFSI’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indenture under which the Unsecured Notes were issued). The guarantees are senior unsecured obligations of the guarantors and will rank senior in right of payment to any future subordinate indebtedness of the guarantors, equally in right of payment with all existing and future senior indebtedness of the guarantors and effectively subordinate to any existing and future secured indebtedness of the guarantors to the extent of the fair value of collateral securing such indebtedness. The Unsecured Notes and the guarantees are structurally subordinate to the indebtedness and liabilities of the Company’s subsidiaries that do not guarantee the Unsecured Notes.

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance	$1,800,000	$1,800,000	$1,800,000	$1,800,000
Weighted average interest rate (1)	5.07%	5.07%	5.07%	5.07%
Total interest expense	$23,688	$23,688	$47,116	$47,116
(1)	Excludes the effect of amortization of debt issuance costs of $923,000 for each of the quarters ended June 30, 2023 and 2022, and $1.8 million for each of the six months ended June 30, 2023 and 2022.

	June 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(18,244)	(20,080)
	$1,781,756	$1,779,920
Weighted average interest rate	5.07%	5.07%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended June 30,
	2024	2025	2026	2027	2028	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$650,000	$650,000	$—	$500,000	$680,000	$—	$2,480,000
Unsecured senior notes	—	—	650,000	—	—	1,150,000	1,800,000
Total	$650,000	$650,000	$650,000	$500,000	$680,000	$1,150,000	$4,280,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Obligation Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The outstanding amount under the capital lease was repaid on June 13, 2022 and bore interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

	Period ended June 30, 2022
	Quarter	Six months

	(dollars in thousands)
Average balance	$523	$1,695
Weighted average interest rate	2.49%	2.18%
Total interest expense	$5	$20
Maximum daily amount outstanding	$1,396	$3,489

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$31,103	$42,794	$32,421	$43,521
Provision for losses:
Resulting from sales of loans	3,139	2,182	4,874	6,236
Resulting from change in estimate	(2,008)	(2,227)	(3,453)	(5,396)
Losses incurred	(2,088)	(3,413)	(3,696)	(5,025)
Balance at end of period	$30,146	$39,336	$30,146	$39,336
Unpaid principal balance of loans subject to representations and warranties at end of period			$320,986,649	$278,793,884

Note 15—Income Taxes

The Company’s effective income tax rates were 20.1% and 27.2% for the quarters ended June 30, 2023 and 2022, respectively, and 20.2% and 26.5% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective income tax rates for the quarter and six months ended June 30, 2023 when compared to the same periods for 2022 results from an increase in favorable permanent tax adjustments and a decrease in income before income taxes in 2023. The Company has favorable permanent tax adjustments of $4.9 million and $7.4 million with corresponding income before tax of $72.9 million and $111.1 million in the quarter and six months ended June 30, 2023, respectively. For the quarter and six months ended June 30, 2022, the Company reported unfavorable permanent tax adjustments of $1.3 million and $0.1 million with corresponding income before tax of $177.5 million and $412.0 million, respectively.

Note 16—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $6.5 billion as of June 30, 2023.

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

The BKI Complaint seeks damages for breach of contract and misappropriation of trade secrets in excess of $340 million, injunctive relief under the Florida Uniform Trade Secrets Act and declaratory judgment of ownership of all intellectual property and software developed by or on behalf of PLS as a result of its wrongful use of and access to the MSP® System and related trade secret and confidential information. No assurance can be provided as to the ultimate outcome of these claims or the amount of any losses to the Company, and any such amount could be material. However, the Company believes the BKI Complaint is without merit and is vigorously defending the matter, which is currently in arbitration. The arbitration hearing concluded on June 16, 2023, and a final order is expected later this year.

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

As previously disclosed, on January 7, 2021, PLS received a letter from the CFPB notifying PLS that, in accordance with the CFPB’s discretionary Notice and Opportunity to Respond and Advise (“NORA”) process, the CFPB’s Office of Enforcement was considering recommending that the CFPB take legal action against PLS for alleged violations of the Real Estate Settlement Procedures Act and Truth in Lending Act. PLS responded to the NORA letter on February 8, 2021 and thereafter engaged in discussions with the CFPB. On July 13, 2023, PLS received a closing letter from the Bureau stating that it had completed its investigation, that it did not intend to take enforcement action, and that PLS was relieved from the document-retention obligations required by the Bureau’s investigation.

Note 17—Stockholders’ Equity

The Company’s board of directors previously approved the Company’s common stock repurchase program in the revised amount of $2 billion.

Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2023	2022	2023	2022	total (1)

	(in thousands)
Shares of common stock repurchased	433	2,427	1,201	4,747	34,063
Cost of shares of common stock repurchased	$26,214	$113,645	$71,575	$255,057	$1,788,282
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through June 30, 2023. Cumulative total cost of common stock repurchased includes $621,000, of transaction fees and excise tax.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(608,885)	$(451,171)	$(664,271)	$(1,395,392)
Hedging activities	300,686	82,617	84,548	972,704
	(308,199)	(368,554)	(579,723)	(422,688)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	562,523	398,253	849,056	1,014,555
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(3,139)	(2,182)	(4,874)	(6,236)
Reductions in liability due to changes in estimate	2,008	2,227	3,453	5,396
Changes in fair values of loans and derivatives held at period end:
Interest rate lock commitments	(28,209)	27,251	4,793	(257,043)
Loans	66,870	(43,349)	2,679	177,081
Hedging derivatives	(149,926)	213,673	(28,586)	24,365
	141,928	227,319	246,798	535,430
From PennyMac Mortgage Investment Trust (1)	(509)	(4,752)	(994)	(14,404)
	$141,419	$222,567	$245,804	$521,026
(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions–Transactions with PMT–Operating Activities.

Note 19—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Interest income:
Cash and short-term investments	$21,127	$405	$37,372	$977
Loans held for sale at fair value	78,780	36,777	139,773	85,890
Placement fees relating to custodial funds	73,024	12,682	124,243	16,879
From Townsgate Closing Services, LLC	21	—	42	—
	172,952	49,864	301,430	103,746
Interest expense:
Assets sold under agreements to repurchase	87,480	18,949	146,703	42,719
Mortgage loan participation purchase and sale agreements	4,462	1,377	7,385	2,497
Obligations under capital lease	—	5	—	20
Notes payable secured by mortgage servicing assets	53,817	13,656	94,595	23,565
Unsecured senior notes	23,688	23,688	47,116	47,116
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,714	12,286	9,924	29,765
Interest on mortgage loan impound deposits	2,225	1,166	4,192	2,752
Other	256	—	498	—
	178,642	71,127	310,413	148,434
	$(5,690)	$(21,263)	$(8,983)	$(44,688)

Note 20—Stock-based Compensation

On May 24, 2022, PFSI’s stockholders approved and adopted the 2022 Equity Incentive Plan and no additional equity awards will be issued from the Company’s 2013 Equity Incentive Plan.

Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	307	342
Stock options	—	—	221	574
Time-based RSUs	5	—	187	331
Grant date fair value:
Performance-based RSUs	$—	$—	$18,611	$19,522
Stock options	—	—	5,492	12,138
Time-based RSUs	300	—	11,341	18,903
Total	$300	$—	$35,444	$50,563
Vestings and exercises:
Performance-based RSUs vested	—	—	612	643
Stock options exercised	195	19	351	63
Time-based RSUs vested	1	2	246	246
Stock-based compensation expense	$375	$14,948	$12,025	$24,223

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Net income	$58,250	$129,163	$88,628	$302,756

Weighted average shares of common stock outstanding	49,874	54,167	50,013	54,995
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,390	2,475	2,790	2,897
Weighted average diluted shares of common stock outstanding	52,264	56,642	52,803	57,892
Basic earnings per share	$1.17	$2.38	$1.77	$5.51
Diluted earnings per share	$1.11	$2.28	$1.68	$5.23

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	608	508	520	412
Time-based RSUs	1	144	129	233
Stock options (2)	470	1,424	410	1,256
Total anti-dilutive units and options	1,079	2,076	1,059	1,901
Weighted average exercise price of anti-dilutive stock options (2)	$58.92	$58.49	$58.62	$58.68
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

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

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2023		December 31, 2022
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,759,237	$857,457	$6,632,627	$797,748
Ginnie Mae	$5,766,170	$986,713	$5,899,892	$923,202
HUD	$5,766,170	$2,500	$5,899,892	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,484,296	$116,155	$1,265,569	$107,768
Ginnie Mae	$1,484,296	$259,871	$1,265,569	$246,953
Adjusted net worth / Total assets ratio
Ginnie Mae	31%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	37%	6%	39%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. The Company believes it is in compliance with Agencies’ revised requirements as of June 30, 2023.

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

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$126,249	$15,170	$141,419	$—	$141,419
Loan origination fees	38,968	—	38,968	—	38,968
Fulfillment fees from PennyMac Mortgage Investment Trust	5,441	—	5,441	—	5,441
Net loan servicing fees	—	146,078	146,078	—	146,078
Net interest expense:
Interest income	75,423	97,529	172,952	—	172,952
Interest expense	75,994	102,648	178,642	—	178,642
	(571)	(5,119)	(5,690)	—	(5,690)
Management fees	—	—	—	7,078	7,078
Other	528	304	832	2,421	3,253
Total net revenues	170,615	156,433	327,048	9,499	336,547
Expenses	146,200	109,889	256,089	7,541	263,630
Income before provision for income taxes	$24,415	$46,544	$70,959	$1,958	$72,917
Segment assets at quarter end	$4,976,152	$12,985,134	$17,961,286	$23,182	$17,984,468
(1)	All revenues are from external customers.

	Quarter ended June 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$152,895	$69,672	$222,567	$—	$222,567
Loan origination fees	39,945	—	39,945	—	39,945
Fulfillment fees from PennyMac Mortgage Investment Trust	20,646	—	20,646	—	20,646
Net loan servicing fees	—	238,447	238,447	—	238,447
Net interest expense:
Interest income	28,379	21,485	49,864	—	49,864
Interest expense	19,207	51,920	71,127	—	71,127
	9,172	(30,435)	(21,263)	—	(21,263)
Management fees	—	—	—	7,910	7,910
Other	583	900	1,483	1,780	3,263
Total net revenues	223,241	278,584	501,825	9,690	511,515
Expenses	213,587	110,959	324,546	9,443	333,989
Income before provision for income taxes	$9,654	$167,625	$177,279	$247	$177,526
Segment assets at quarter end	$3,735,706	$10,509,950	$14,245,656	$26,599	$14,272,255
(1)	All revenues are from external customers.

	Six months ended June 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$200,975	$44,829	$245,804	$—	$245,804
Loan origination fees	70,358	—	70,358	—	70,358
Fulfillment fees from PennyMac Mortgage Investment Trust	17,364	—	17,364	—	17,364
Net loan servicing fees	—	294,915	294,915	—	294,915
Net interest expense:
Interest income	132,416	169,014	301,430	—	301,430
Interest expense	130,077	180,336	310,413	—	310,413
	2,339	(11,322)	(8,983)	—	(8,983)
Management fees	—	—	—	14,335	14,335
Other	1,102	81	1,183	4,433	5,616
Total net revenue	292,138	328,503	620,641	18,768	639,409
Expenses	287,363	224,512	511,875	16,470	528,345
Income before provision for income taxes	$4,775	$103,991	$108,766	$2,298	$111,064
Segment assets at period end	$4,976,152	$12,985,134	$17,961,286	$23,182	$17,984,468
(1)	All revenues are from external customers.

	Six months ended June 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$374,505	$146,521	$521,026	$—	$521,026
Loan origination fees	107,803	—	107,803	—	107,803
Fulfillment fees from PennyMac Mortgage Investment Trust	37,400	—	37,400	—	37,400
Net loan servicing fees	—	524,756	524,756	—	524,756
Net interest expense:
Interest income	59,320	44,426	103,746	—	103,746
Interest expense	46,266	102,168	148,434	—	148,434
	13,054	(57,742)	(44,688)	—	(44,688)
Management fees	—	—	—	16,027	16,027
Other	1,368	1,516	2,884	3,811	6,695
Total net revenue	534,130	615,051	1,149,181	19,838	1,169,019
Expenses	515,206	222,273	737,479	19,494	756,973
Income before provision for income taxes	$18,924	$392,778	$411,702	$344	$412,046
Segment assets at period end	$3,735,706	$10,509,950	$14,245,656	$26,599	$14,272,255
(1)	All revenues are from external customers.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On July 27, 2023, the Company announced that the board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on August 25, 2023 to common shareholders of record as of August 15, 2023.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve continued to raise the federal funds rate during the first half of fiscal year 2023 and continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Higher interest rates and a slowing economy are expected to continue to reduce the size of the mortgage origination market from an estimated $2.3 trillion in 2022 to a projected range of $1.6 trillion to $1.8 trillion for 2023 according to leading economists.

Lower projected mortgage transaction volumes and higher interest rates have caused a decrease in mortgage production activities, reducing gains from the redelivery of loans bought out from Ginnie Mae securities and increasing competition in the mortgage production business, while also leading to a reduction in prepayment speeds in our mortgage servicing portfolio from the same time in the prior year. Higher interest rates have increased the costs of floating rate borrowings and have generated greater interest income from our placement fees on deposits and loans held for sale. We have reduced business expenses to align with the lower level of mortgage production activities. We have also increased our acquisition of conventional loans from PMT during the six months ended June 30, 2023 and expect the current level of these purchases to continue in the third quarter of 2023.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$141,419	$222,567	$245,804	$521,026
Loan origination fees	38,968	39,945	70,358	107,803
Fulfillment fees from PennyMac Mortgage Investment Trust	5,441	20,646	17,364	37,400
Net loan servicing fees	146,078	238,447	294,915	524,756
Net interest expense	(5,690)	(21,263)	(8,983)	(44,688)
Management fees from PennyMac Mortgage Investment Trust	7,078	7,910	14,335	16,027
Other	3,253	3,263	5,616	6,695
Total net revenues	336,547	511,515	639,409	1,169,019
Expenses:
Compensation	136,982	198,192	284,917	443,739
Technology	35,244	34,621	71,282	69,407
Loan origination	31,646	44,931	58,732	120,264
Servicing	14,652	3,051	27,284	1,805
Marketing and advertising	5,578	13,007	8,819	35,410
Other	39,528	40,187	77,311	86,348
Total expenses	263,630	333,989	528,345	756,973
Income before provision for income taxes	72,917	177,526	111,064	412,046
Provision for income taxes	14,667	48,363	22,436	109,290
Net income	$58,250	$129,163	$88,628	$302,756
Earnings per share
Basic	$1.17	$2.38	$1.77	$5.51
Diluted	$1.11	$2.28	$1.68	$5.23
Annualized return on average stockholders' equity	6.8%	14.9%	5.1%	17.6%
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
Income before provision for income taxes by segment:
Mortgage banking:
Production	$24,415	$9,654	$4,775	$18,924
Servicing	46,544	167,625	103,991	392,778
Total mortgage banking	70,959	177,279	108,766	411,702
Investment management	1,958	247	2,298	344
	$72,917	$177,526	$111,064	$412,046
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$146,445	$165,710	$275,412	$333,753
During the period:
Interest rate lock commitments issued	$23,245,769	$17,872,576	$42,117,281	$42,998,079
At end of period:
Interest rate lock commitments outstanding			$6,484,588	$7,665,657
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$337,732,070	$297,311,164
Loans held for sale			4,250,706	3,575,712
			341,982,776	300,886,876
Subserviced for PMT			234,476,519	226,388,582
			$576,459,295	$527,275,458

Net assets of PennyMac Mortgage Investment Trust			$1,931,496	$2,070,640
Book value per share			$69.77	$65.38

(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$58,250	$129,163	$88,628	$302,756
Provision for income taxes	14,667	48,363	22,436	109,290
Income before provision for income taxes	72,917	177,526	111,064	412,046
Depreciation and amortization	13,234	7,364	25,939	14,375
Increase in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(118,905)	(233,826)	(28,641)	(557,892)
Hedging losses associated with MSRs	155,136	176,005	107,909	393,865
Stock‑based compensation	375	14,948	12,025	24,223
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	23,688	23,693	47,116	47,136
Adjusted EBITDA	$146,445	$165,710	$275,412	$333,753

Income Before Provisions for Income Taxes

For the quarter ended June 30, 2023, income before provision for income taxes decreased $104.6 million compared to the same period in 2022. The decrease was primarily due to an $81.1 million decrease in Net gains on loans held for sale at fair value due to lower production volumes and a $92.4 million decrease in Net loan servicing fees, partially offset by a $70.4 million decrease in total expenses primarily due to reductions in compensation and loan origination expenses.

For the six months ended June 30, 2023, income before provision for income taxes decreased $301.0 million compared to the same period in 2022.The decrease was primarily due to a $275.2 million decrease in Net gains on loans held for sale at fair value, a $37.4 million decrease in Loan origination fees due to lower production volumes and a $229.8 million decrease in Net loan servicing fees, partially offset by a $228.6 million decrease in total expenses primarily due to reductions in compensation and origination expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of higher interest rates on the overall demand for mortgage loans and the change in the proportion of loans sourced from our different production channels during the quarter and six months ended June 30, 2023 compared to the same period in 2022.

During the quarter and six months ended June 30, 2023, we recognized Net gains on loans held for sale at fair value totaling $141.4 million and $245.8 million, respectively, a decrease of $81.1 million and $275.2 million, respectively, compared to the same periods in 2022. The decreases were primarily due to a decrease in early buyout (“EBO”) loan redelivery gains as a result of lower volumes and modifications during the quarter and six months ended June 30, 2023 compared to the same periods in 2022.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(608,885)	$(451,171)	$(664,271)	$(1,395,392)
Hedging activities	300,686	82,617	84,548	972,704
Total cash losses	(308,199)	(368,554)	(579,723)	(422,688)
Non-cash gains (losses):
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	(28,209)	27,251	4,793	(257,043)
Loans	66,870	(43,349)	2,679	177,081
Hedging derivatives	(149,926)	213,673	(28,586)	24,365
	(111,265)	197,575	(21,114)	(55,597)
Mortgage servicing rights resulting from loan sales	562,523	398,253	849,056	1,014,555
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(3,139)	(2,182)	(4,874)	(6,236)
Reductions in liability due to changes in estimate	2,008	2,227	3,453	5,396
Total non-cash gains	450,127	595,873	826,521	958,118
Total gains on sale from non-affiliates	141,928	227,319	246,798	535,430
From PennyMac Mortgage Investment Trust (primarily cash)	(509)	(4,752)	(994)	(14,404)
	$141,419	$222,567	$245,804	$521,026
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$13,039,022	$13,666,180	$25,566,105	$30,799,395
Conventional conforming loans	9,967,964	4,173,683	16,092,578	12,147,958
Jumbo loans	33,687	32,713	101,556	50,726
Closed-end second loans	205,096	—	357,042	—
	$23,245,769	$17,872,576	$42,117,281	$42,998,079
By production channel:
Consumer direct	$2,165,538	$4,326,453	$4,364,181	$13,437,966
Broker direct	2,821,802	2,219,730	5,373,319	5,746,359
Correspondent	18,258,429	11,326,393	32,379,781	23,813,754
	$23,245,769	$17,872,576	$42,117,281	$42,998,079
At end of period:
Loans held for sale at fair value			$4,270,494	$3,586,810
Commitments to fund and purchase loans			$6,484,588	$7,665,657

Non-cash elements of gain on sale of loans held for sale

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make commitments to purchase or fund mortgage loans. We recognize this gain in the form of interest rate lock commitments (“IRLCs”). We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled.

We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur mortgage servicing liabilities (which represent the fair value of the costs we expect to incur in excess of the fees we receive for EBO loans we have resold to third party investors) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 397% and 345% of our gains on sales of loans held for sale at fair value for the quarter and six months ended June 30, 2023, respectively, as compared to 179% and 195% for the same periods in 2022. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

Interest Rate Lock Commitments, Mortgage Servicing Rights and Mortgage Servicing Liabilities

The methods and key inputs we use to measure and update our measurements of IRLCs, MSRs and MSLs are detailed in Note 6 – Fair Value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

Representations and Warranties

Our agreements with the purchasers and insurers of our loans include representations and warranties related to the loans. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance (“UPB”) of loans sold by us and subject to representation and warranty liability to date represents our maximum representations and warranties exposure.

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

The method we use to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at our estimate of its fair value at the time loans are sold and review our liability estimate on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $3.1 million and $4.9 million for the quarter and six months ended June 30, 2023, respectively, compared to $2.2 million and $6.2 million for the same periods in 2022. The increase in the provision relating to current loan sales for the quarter ended June 30, 2023, is primarily attributable to an increase in loan sales compared to the same period in 2022, and the decrease in the provision for the six months ended June 30, 2023 is due to a decrease in loan sales compared to the same period in 2022.

We also recorded reductions in the liability of $2.0 million and $3.5 million for the quarter and six months ended June 30, 2023, respectively, compared to $2.2 million and $5.4 million for the same periods in 2022. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$44,017	$19,941	$35,961	$15,079
New indemnifications	9,959	5,725	19,828	11,366
Less indemnified loans sold, repaid or refinanced	110	605	1,923	1,384
Loans indemnified at end of period	$53,866	$25,061	$53,866	$25,061
Repurchase activity:
Total loans repurchased	$13,885	$28,020	$25,097	$45,549
Less:
Loans repurchased by correspondent lenders	4,258	8,391	8,912	15,849
Loans repaid by borrowers or resold with defects resolved	29,066	8,164	57,416	13,660
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(19,439)	$11,465	$(41,231)	$16,040
Losses charged to liability for representations and warranties	$2,088	$3,413	$3,696	$5,025

At end of period:
Unpaid principal balance of loans subject to representations and warranties			$320,986,649	$278,793,884
Liability for representations and warranties			$30,146	$39,336

During the quarter and six months ended June 30, 2023, we repurchased loans totaling $13.9 million and $25.1 million, respectively. We charged losses of $2.1 million and $3.7 million to the liability during the quarter and six months ended June 30, 2023. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

The recent increases in market interest rates may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans, may increase the level of borrower defaults and may increase the level of repurchases we are required to make, thereby making it more difficult to minimize losses on repurchased loans. We expect these developments may increase the losses we incur in relation to our recorded liability for representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees decreased $1.0 million and $37.4 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to a decrease in the volume of loans we produced.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $15.2 million and $20.0 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to a decrease in loans produced on PMT’s behalf.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Loan servicing fees	$356,471	$302,350	$694,528	$593,608
Effects of MSRs and MSLs	(210,393)	(63,903)	(399,613)	(68,852)
Net loan servicing fees	$146,078	$238,447	$294,915	$524,756

Loan servicing fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
From non-affiliates	$307,119	$259,338	$597,816	$504,147
From PennyMac Mortgage Investment Trust	20,317	20,335	40,766	41,423
Other:
Late charges	15,311	11,356	30,236	23,312
Other	13,724	11,321	25,710	24,726
	29,035	22,677	55,946	48,038
	$356,471	$302,350	$694,528	$593,608
Average loan servicing portfolio:
MSRs and MSLs	$328,978,037	$294,119,536	$323,921,739	$289,506,967
Subserviced for PMT	$235,605,712	$224,340,103	$235,112,218	$223,145,653

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

Loan servicing fees from non-affiliates and other fees increased during the quarter and six months ended June 30, 2023 compared to the same periods in 2022. The increases were primarily due to growth of our loan servicing portfolio.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivatives transactions.

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
MSR and MSL valuation changes:
Realization of cash flows	$(174,162)	$(121,724)	$(320,345)	$(232,879)
Other changes in fair value of mortgage servicing rights and mortgage servicing liabilities	118,905	233,826	28,641	557,892
	(55,257)	112,102	(291,704)	325,013
Hedging results	(155,136)	(176,005)	(107,909)	(393,865)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(210,393)	$(63,903)	$(399,613)	$(68,852)
Average balances:
Mortgage servicing rights	$6,231,400	$5,021,736	$6,112,467	$4,660,794
Mortgage servicing liabilities	$1,965	$2,442	$2,010	$2,560
At end of period:
Mortgage servicing rights			$6,510,585	$5,217,167
Mortgage servicing liabilities			$1,940	$2,337

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and six months ended June 30, 2023, realization of cash flows increased compared to the same periods in 2022, primarily due to the growth in our investment in MSRs.

Other changes in fair value of MSRs decreased during the quarter and six months ended June 30, 2023 compared to the same periods in 2022 due to less significant increase in interest rates during 2023 compared to 2022. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarter and six months ended June 30, 2023 and in the same periods in 2022 as well as the cost of the hedges utilized in each period.

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2023	2022

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$319,257,805	$295,032,674
Purchased	18,474,265	19,568,122
	337,732,070	314,600,796
Loans held for sale	4,250,706	3,498,214
	341,982,776	318,099,010
Subserviced for PMT	234,463,739	233,554,875
Total prime servicing	576,446,515	551,653,885
Special servicing subserviced for PMT	12,780	20,797
Total loans serviced	$576,459,295	$551,674,682
Delinquencies:
Owned servicing:
30-89 days	$12,023,164	$11,759,005
90 days or more	7,115,174	7,758,033
	$19,138,338	$19,517,038
Subserviced for PMT:
30-89 days	$1,803,423	$1,913,495
90 days or more	922,181	971,048
	$2,725,604	$2,884,543

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of June 30, 2023:

			Average
Loan type	UPB	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$124,245,912	633	3.9%	43	320	$196	675	93.2%	67.1%	4.9%
VA	119,331,434	439	3.4%	29	330	$272	726	90.0%	71.4%	2.0%
USDA	21,163,188	143	3.7%	47	316	$148	698	97.8%	66.8%	4.7%
Agency:
Fannie Mae	34,177,498	120	3.8%	25	310	$285	760	70.9%	58.0%	0.4%
Freddie Mac	37,824,133	130	3.9%	18	319	$290	754	72.7%	62.3%	0.4%
Closed-end second loans	97,348	1	10.0%	4	270	$73	749	16.4%	16.0%	0.0%
Other (3)	892,557	3	4.7%	15	337	$323	766	67.2%	60.6%	0.2%
	$337,732,070	1,469	3.7%	34	322	$230	712	87.7%	67.1%	2.9%
(1)	Loan-to-Value
(2)	MSRs and MSLs on government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on MSRs on conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Interest income:
Cash and short-term investments	$21,127	$405	$37,372	$977
Loans held for sale at fair value	78,780	36,777	139,773	85,890
Placement fees relating to custodial funds	73,024	12,682	124,243	16,879
From Townsgate Closing Services, LLC	21	—	42	—
	172,952	49,864	301,430	103,746
Interest expense:
To non-affiliates:
Short-term debt	91,942	20,326	154,088	45,216
Long-term debt	77,505	37,349	141,711	70,701
Other	256	—	498	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,714	12,286	9,924	29,765
Interest on mortgage loan impound deposits	2,225	1,166	4,192	2,752
	178,642	71,127	310,413	148,434
	$(5,690)	$(21,263)	$(8,983)	$(44,688)

Net interest expense decreased $15.6 million and $35.7 million during the quarter and six months ended June 30, 2023 compared to the same periods in 2022. The decreases were primarily due to:

●	an increase in placement fees we receive relating to custodial funds that we manage due to increased earning rates;
●	an increase in interest income from cash balances and interest income from loans held for sale reflecting higher interest rates; and
●	a decrease in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of lower borrower refinancing activity due to the higher interest rate environment; partially offset by
●	an increase in interest expense on borrowings due to the higher interest rate environment and to growth in our balance sheet.

Management Fees from PennyMac Mortgage Investment Trust

Management fees from PMT summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Base management	$7,078	$7,910	$14,335	$16,027
Performance incentive	—	—	—	—
	$7,078	$7,910	$14,335	$16,027
Net assets of PMT at end of period			$1,931,496	$2,070,640

Management fees decreased $0.8 million and $1.7 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease was primarily due to a decrease in PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Salaries and wages	$92,640	$116,059	$185,475	$258,068
Severance	460	7,456	3,316	12,591
Incentive compensation	24,743	39,245	43,731	93,543
Taxes and benefits	18,764	20,484	40,370	55,314
Stock and unit-based compensation	375	14,948	12,025	24,223
	$136,982	$198,192	$284,917	$443,739
Head count:
Average	4,184	5,706	4,163	6,316
Period end			4,221	5,088

Compensation expense decreased $61.2 million and $158.8 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to work force reductions necessitated by reductions in loan production and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets.

Loan origination

Loan origination expense decreased $13.3 million and $61.5 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to decreased consumer direct origination activity.

Servicing

Servicing expenses increased $11.6 million and $25.5 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to the non-recurrence in 2023 of the reversal of the provision for estimated servicing advance losses that was recognized during 2022 as COVID-19 related delinquencies decreased significantly.

Marketing and advertising

Marketing and advertising expense decreased $7.4 million and $26.6 million during the quarter and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to decreased marketing expenses for consumer direct lending and brand marketing during the quarter and six months ended June 30, 2023 compared to the same periods in 2022.

Provision for Income Taxes

Our effective income tax rate was 20.1% and 20.2% during the quarter and six months ended June 30, 2023, respectively, compared to 27.2% and 26.5% during the same periods in 2022. The decrease in the effective income tax rate for the quarter and six months ended June 30, 2023 when compared to the same periods for 2022 results from an increase in favorable permanent tax adjustments and a decrease in income before tax in 2023. We have favorable permanent tax adjustments of $4.9 million and $7.4 million with corresponding income before income taxes of $72.9 million and $111.1 million in the quarter and six months ended June 30, 2023, respectively. For the quarter and six months ended June 30, 2022, we reported unfavorable permanent tax adjustments of $1.3 million and $0.1 million with corresponding income before income taxes of $177.5 million and $412.0 million, respectively.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2023	2022

	(in thousands)
ASSETS
Cash and short-term investments	$1,540,487	$1,340,730
Loans held for sale at fair value	4,270,494	3,509,300
Derivative assets	85,517	99,003
Servicing advances, net	500,122	696,753
Investments in and advances to affiliates	26,057	37,301
Mortgage servicing rights	6,510,585	5,953,621
Loans eligible for repurchase	4,401,098	4,702,103
Other	650,108	483,773
Total assets	$17,984,468	$16,822,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,286,236	$3,288,875
Long-term debt	4,254,482	3,722,566
	8,540,718	7,011,441
Liability for loans eligible for repurchase	4,401,098	4,702,103
Income taxes payable	1,026,147	1,002,744
Other	537,745	635,247
Total liabilities	14,505,708	13,351,535
Stockholders' equity	3,478,760	3,471,049
Total liabilities and stockholders' equity	$17,984,468	$16,822,584
Leverage ratios:
Total debt / Stockholders' equity	2.5	2.0
Total debt / Tangible stockholders' equity (1)	2.6	2.1
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $1.2 billion from $16.8 billion at December 31, 2022 to $18.0 billion at June 30, 2023. The increase was driven by an increase of $761.2 million in loans held for sale at fair value, primarily due to higher origination volume during the quarter ended June 30, 2023, and an increase of $557.0 million in MSRs.

Total liabilities increased $1.2 billion from $13.4 billion at December 31, 2022 to $14.5 billion at June 30, 2023. The increase was primarily due to an increase of $1.5 billion in borrowings to fund our inventory of loans held for sale, partially offset by a decrease of $301.0 million in liability for loans eligible for repurchase. As a result of our increased inventory financing requirements, our leverage ratios increased during the six months ended June 30, 2023.

Cash Flows

Our cash flows are summarized below:

	Six months ended June 30,
	2023	2022	Change

	(in thousands)
Operating	$(1,036,566)	$6,131,516	$(7,168,082)
Investing	(186,492)	(427,377)	240,885
Financing	1,426,918	(4,628,817)	6,055,735
Net increase in cash and restricted cash	$203,860	$1,075,322	$(871,462)

Our cash flows resulted in a net increase in cash and restricted cash of $203.8 million during the six months ended June 30, 2023 as discussed below.

Operating activities

Net cash used in operating activities totaled $1.0 billion during the six months ended June 30, 2023 compared with net cash provided by operating activities of $6.1 billion during the same period in 2022. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Six months ended June 30,
	2023	2022

	(in thousands)
Cash flows from:
Loans held for sale	$(1,368,285)	$6,015,822
Other operating sources	331,719	115,694
	$(1,036,566)	$6,131,516

Investing activities

Net cash used in investing activities during the six months ended June 30, 2023 totaled $186.5 million, primarily due to a $150.7 million increase in margin deposits, $20.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $19.2 million used in acquisition of capitalized software. Net cash used in investing activities during the six months ended June 30, 2022, totaled $427.4 million, primarily due to $574.1 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $188.2 million decrease in margin deposits.

Financing activities

Net cash provided by financing activities totaled $1.4 billion during the six months ended June 30, 2023, primarily due to an increase of $1.5 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs. Net cash used in financing activities totaled $4.6 billion during the six months ended June 30, 2022, primarily due to a decrease of $4.8 billion in short-term borrowings and $255.1 million of common stock repurchases, partially offset by the issuance of a $500 million term note.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings and proceeds from and issuance of equity or debt offerings. In addition, we utilized existing borrowings to increase our cash balances to $1.5 billion at June 30, 2023. We believe that our liquidity is sufficient to meet our current liquidity needs.

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

Secured debt facilities for MSRs and servicing advances take various forms. Fannie Mae MSRs, Ginnie Mae MSRs and servicing advances are pledged to special purpose entities, each of which issues variable funding notes (“VFNs”) and may issue term notes and term loans that are secured by such Ginnie Mae or Fannie Mae assets. Term notes are issued to qualified institutional buyers under Rule 144A of Securities Act and term loans are syndicated to banking entities, while the VFNs are sold to bank partners under agreements to repurchase. Freddie Mac MSR’s are pledged to a single lender under a bi-lateral loan and security agreement.

On February 7, 2023, the Company, the Issuer Trust, PLS and PNMAC entered into two VFN repurchase agreements as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables: a Series 2023-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, Goldman Sachs Bank USA, as administrative agent and as a buyer, and PNMAC, as a guarantor, related to the excess servicing spread, and a Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, and Goldman Sachs Bank USA, as administrative agent and buyer, related to the servicing advance receivables. The maximum purchase under each repurchase agreement is $300 million and each agreement is set to expire on February 7, 2025.

On February 28, 2023, the Company, the Issuer Trust and PLS entered into a syndicated series of term loans (the “Series 2023-GTL1 Loan”) as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The initial 5-year term of the Series 2023-GTL1 Loan is set to expire on February 28, 2028, unless the Company exercises a one-year optional extension. The initial loan balance of the Series 2023-GTL1 Loan was $680 million.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Average balance	$4,688,102	$2,215,595	$4,101,440	$2,964,727
Maximum daily balance	$6,358,007	$3,316,376	$6,358,007	$7,289,147
Balance at period end			$3,786,306	$2,290,666

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during six months ended June 30, 2023 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

Our secured financing agreements at PLS require us to comply with various financial and other restrictive covenants. The most significant financial covenants currently include the following:

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

Our Unsecured Notes’ indentures contain financial and other restrictive covenants that limit the Company and our restricted subsidiaries’ ability to engage in specified types of transactions, including, but not limited to the following:

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

Although financial and other covenants limit the amount of indebtedness that we may incur and affect our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

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

We believe that we are currently in compliance with the applicable Agency requirements. In August 2022, the Agencies issued revised capital and liquidity requirements. The requirements will be effective at various dates beginning September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we are in compliance with Agencies’ revised requirements as of June 30, 2023.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2023, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of June 30, 2023, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Atlas Securitized Products, L.P. (warehouse facility)	$940,174	$2,200,000	$600,000	June 27, 2025
Atlas Securitized Products, L.P. (Fannie Mae MSR facility)	$250,000	$250,000	$250,000	June 27, 2025
Atlas Securitized Products, L.P. (Ginnie Mae servicing asset facility)	$50,000	550,000	350,000	February 7, 2025
Bank of America, N.A.	$932,023	$1,425,000	$500,000	June 12, 2025
Royal Bank of Canada	$489,378	$1,000,000	$425,000	May 10, 2024
BNP Paribas	$239,015	$600,000	$250,000	July 31, 2024
Wells Fargo Bank, N.A.	$178,827	$600,000	$300,000	May 3, 2025
Morgan Stanley Bank, N.A.	$166,871	$250,000	$100,000	January 27, 2025
JP Morgan Chase Bank, N.A. (warehouse facility)	$139,157	$1,000,000	$50,000	June 16, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$52,834	$500,000	$—	June 9, 2025
Barclays Bank PLC	$109,038	$500,000	$350,000	November 13, 2024
Citibank, N.A. (warehouse facility)	$68,654	$620,000	$270,000	June 27, 2025
Citibank, N.A. (Ginnie Mae servicing asset facility)	$50,000	380,000	280,000	February 7, 2025
Goldman Sachs Bank USA (warehouse facility)	$70,335	$100,000	$70,335	December 23, 2023
Goldman Sachs Bank USA (Ginnie Mae servicing asset facility)	$50,000	$300,000	$229,665	February 7, 2025
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$506,407	$550,000	$—	June 12, 2024
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2025
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2025
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
(1)	Outstanding indebtedness as of June 30, 2023.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2023:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA (1)	$3,580,863	February 7, 2025	February 7, 2025
Atlas Securitized Products, L.P (1)	$312,426	June 27, 2025	June 27, 2025
Bank of America, N.A.	$100,954	August 1, 2023	June 12, 2025
Atlas Securitized Products, L.P.	$77,346	August 30, 2023	June 27, 2025
Wells Fargo Bank, N.A.	$21,712	September 17, 2023	May 3, 2025
Barclays Bank PLC	$21,248	September 1, 2023	November 13, 2024
Royal Bank of Canada	$16,897	August 1, 2023	May 10, 2024
JP Morgan Chase Bank, N.A.	$10,883	August 28, 2023	June 16, 2025
Morgan Stanley Bank, N.A.	$7,810	September 17, 2023	January 27, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$7,029	June 9, 2025	June 9, 2025
BNP Paribas	$6,393	September 12, 2023	July 31, 2024
Goldman Sachs Bank USA	$3,062	September 11, 2023	December 23, 2023
Citibank, N.A.	$2,804	August 31, 2023	June 27, 2025
(1)	The borrowing facilities with Atlas, Citibank, N.A. and Goldman Sachs Bank USA are in the form of a sale of a variable funding note under an agreement to repurchase.

On March 16, 2023, the Company, PNMAC, the Issuer Trust, and PLS, consented to assignments of all of the credit facilities provided to the Company by Credit Suisse First Boston Mortgage Capital LLC, as administrative agent and Credit Suisse AG, Cayman Islands Branch, as a buyer or purchaser, and Alpine Securitization LTD, as a buyer or purchaser. All of the credit facilities were assigned to Atlas Securitized Products, L.P. (“Atlas SP”), Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and Nexera Holding LLC.

All debt financing arrangements that matured between June 30, 2023 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Debt to the accompanying consolidated financial statements.

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2023, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$408,766	$196,640	$96,495	$(93,045)	$(182,826)	$(353,270)
Pricing spread	$360,846	$175,542	$86,596	$(84,331)	$(166,478)	$(324,529)
Annual per-loan cost of servicing	$169,580	$84,790	$42,395	$(42,395)	$(84,790)	$(169,580)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2023.

Stock Repurchase Program

The following table summarizes information about our stock repurchase during the quarter ended June 30, 2023:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2023 – April 30, 2023	201,369	$61.58	201,369	$226,060,821
May 1, 2023 – May 31, 2023	231,752	$59.21	231,752	$212,338,815
June 1, 2023 – June 30, 2023	—	$—	—	$212,338,815
Total	433,121	$60.31	433,121	$212,338,815
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

In the second quarter of 2023, none of the Company’s directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K).

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

10.1

Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of February 7, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Goldman Sachs Bank USA.

*
10.2

Joint Amendment No. 4 to the Series 2021-MSRVF1 Repurchase Agreement and Amendment No. 3 to the Series 2021-MSRVF1 Pricing Side Letter, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*
10.3˄

Amendment No. 1 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 27, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., and Goldman Sachs Bank USA.

*

10.4˄

Amendment No. 8 to Series 2016-MSRVF1 Indenture Supplement, dated as of June 27, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Atlas Securitized Products, L.P.

*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.5˄

Joint Omnibus Amendment No. 4 to the Series 2016-MSRVF1 Repurchase Agreement, Amendment No. 5 to the Series 2020-SPIADVF1 Repurchase Agreement, and Amendment No. 4 to the Series 2016-MSRVF1 and Series 2020-SPIADVF1 Pricing Side Letters, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, Citibank, N.A., PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

*

10.6

Omnibus Amendment No. 3 to the Series 2016-MSRVF1 and Series 2020-SPIADVF1 Side Letter Agreements, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2023 and June 30, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended June 30, 2023 and June 30, 2022, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022 and (v) the Notes to the Consolidated Financial Statements.

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

*Filed herewith

˄ Portions of the exhibit have been redacted.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: August 3, 2023	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 3, 2023	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)