Form 10-Q
period 2023-09-30
PennyMac Financial Services, Inc.
filed 2023-10-31
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, $0.0001 par value	49,925,752

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2023

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in macroeconomic and U.S. real estate market conditions;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes in real estate values, housing prices and housing sales;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics, such as the coronavirus (“COVID-19”);

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity and compliance with financial covenants;

●	our substantial amount of indebtedness;

●	increases in the number of loan delinquencies and defaults;

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant contributor to our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights;

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for PMT, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2023	2022

	(in thousands, except share amounts)
ASSETS
Cash	$1,177,304	$1,328,536
Short-term investment at fair value	5,553	12,194
Loans held for sale at fair value (includes $5,026,818 and $3,442,847 pledged to creditors)	5,186,656	3,509,300
Derivative assets	103,366	99,003
Servicing advances, net (includes valuation allowance of $65,644 and $78,992; $268,987 and $381,379 pledged to creditors)	399,281	696,753
Mortgage servicing rights at fair value (includes $7,018,069 and $5,897,613 pledged to creditors)	7,084,356	5,953,621
Operating lease right-of-use assets	53,419	65,866
Investment in PennyMac Mortgage Investment Trust at fair value	930	929
Receivable from PennyMac Mortgage Investment Trust	27,613	36,372
Loans eligible for repurchase	4,445,814	4,702,103
Other (includes $30,021 and $12,277 pledged to creditors)	465,022	417,907
Total assets	$18,949,314	$16,822,584
LIABILITIES
Assets sold under agreements to repurchase	$4,411,747	$3,001,283
Mortgage loan participation purchase and sale agreements	498,392	287,592
Notes payable secured by mortgage servicing assets	2,673,402	1,942,646
Unsecured senior notes	1,782,689	1,779,920
Derivative liabilities	41,200	21,712
Mortgage servicing liabilities at fair value	1,818	2,096
Accounts payable and accrued expenses	236,611	262,358
Operating lease liabilities	70,210	85,550
Payable to PennyMac Mortgage Investment Trust	97,975	205,011
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,059,993	1,002,744
Liability for loans eligible for repurchase	4,445,814	4,702,103
Liability for losses under representations and warranties	30,491	32,421
Total liabilities	15,376,441	13,351,535

Commitments and contingencies – Note 16

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 49,925,752 and 49,988,492 shares, respectively	5	5
Additional paid-in capital	11,475	—
Retained earnings	3,561,393	3,471,044
Total stockholders' equity	3,572,873	3,471,049
Total liabilities and stockholders' equity	$18,949,314	$16,822,584

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$151,874	$170,342	$398,672	$705,772
From PennyMac Mortgage Investment Trust	(500)	(1,648)	(1,494)	(16,052)
	151,374	168,694	397,178	689,720
Loan origination fees:
From non-affiliates	37,122	31,845	105,369	134,902
From PennyMac Mortgage Investment Trust	579	2,192	2,690	6,938
	37,701	34,037	108,059	141,840
Fulfillment fees from PennyMac Mortgage Investment Trust	5,531	18,407	22,895	55,807
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	328,049	270,336	925,865	774,483
From PennyMac Mortgage Investment Trust	20,257	20,247	61,023	61,670
Other	39,628	22,497	95,574	70,535
	387,934	313,080	1,082,462	906,688
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	221,096	95,411	(70,608)	420,424
Mortgage servicing rights hedging results	(423,656)	(164,749)	(531,565)	(558,614)
	(202,560)	(69,338)	(602,173)	(138,190)
Net loan servicing fees	185,374	243,742	480,289	768,498
Net interest income (expense):
Interest income	166,552	82,994	467,982	186,740
Interest expense	156,863	82,965	467,276	231,399
Net interest income (expense)	9,689	29	706	(44,659)
Management fees from PennyMac Mortgage Investment Trust	7,175	7,731	21,510	23,758
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(51)	(119)	91	(311)
Results of real estate acquired in settlement of loans	637	528	978	1,881
Other	2,878	3,241	8,011	8,775
Total net revenues	400,308	476,290	1,039,717	1,645,309
Expenses
Compensation	156,909	157,793	441,826	601,532
Technology	39,000	35,647	110,282	105,054
Loan origination	28,889	28,356	87,621	148,620
Professional services	11,942	16,230	50,837	57,126
Servicing	13,242	20,399	40,526	22,204
Occupancy and equipment	8,900	11,299	27,786	30,139
Marketing and advertising	4,632	7,601	13,451	43,011
Other	9,997	13,493	29,527	40,105
Total expenses	273,511	290,818	801,856	1,047,791
Income before provision for income taxes	126,797	185,472	237,861	597,518
Provision for income taxes	33,927	50,338	56,363	159,628
Net income	$92,870	$135,134	$181,498	$437,890
Earnings per share
Basic	$1.86	$2.59	$3.63	$8.10
Diluted	$1.77	$2.46	$3.44	$7.69
Weighted average shares outstanding
Basic	49,902	52,170	49,975	54,043
Diluted	52,561	54,968	52,735	56,913

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2023	49,858	$5	$—	$3,478,755	$3,478,760
Net income	—	—	—	92,870	92,870
Stock-based compensation	68	—	11,475	—	11,475
Common stock dividend ($0.20 per share)	—	—	—	(10,232)	(10,232)
Balance, September 30, 2023	49,926	$5	$11,475	$3,561,393	$3,572,873

	Quarter ended September 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2022	52,939	$5	$—	$3,461,380	$3,461,385
Net income	—	—	—	135,134	135,134
Stock-based compensation	20	—	6,863	—	6,863
Issuance of common stock in settlement of directors' fees	1	—	52	—	52
Repurchase of common stock	(1,949)	—	(6,915)	(92,787)	(99,702)
Common stock dividend ($0.20 per share)	—	—	—	(21,642)	(21,642)
Balance, September 30, 2022	51,011	$5	$—	$3,482,085	$3,482,090

	Nine months ended September 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	181,498	181,498
Stock-based compensation	1,137	—	23,005	—	23,005
Issuance of common stock in settlement of directors' fees	2	—	102	—	102
Repurchase of common stock	(1,201)	—	(11,632)	(59,943)	(71,575)
Common stock dividends ($0.60 per share)	—	—	—	(31,206)	(31,206)
Balance, September 30, 2023	49,926	$5	$11,475	$3,561,393	$3,572,873

	Nine months ended September 30, 2022
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	437,890	437,890
Stock-based compensation	837	—	24,686	—	24,686
Issuance of common stock in settlement of directors' fees	3	—	154	—	154
Repurchase of common stock	(6,696)	(1)	(150,236)	(204,522)	(354,759)
Common stock dividends ($0.60 per share)	—	—	—	(44,206)	(44,206)
Balance, September 30, 2022	51,011	$5	$—	$3,482,085	$3,482,090

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2023	2022

	(in thousands)
Cash flow from operating activities
Net income	$181,498	$437,890
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on loans held for sale at fair value	(397,178)	(689,720)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	70,608	(420,424)
Mortgage servicing rights hedging results	531,565	558,614
Capitalization of interest on loans held for sale	(678)	(3,122)
Amortization of debt issuance costs	14,925	14,560
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(1)	416
Results of real estate acquired in settlement in loans	(978)	(1,881)
Stock-based compensation expense	20,839	30,689
Reversal of provision for servicing advance losses	(7,603)	(52,113)
Depreciation and amortization	39,122	23,809
Amortization of operating lease right-of-use assets	13,311	11,796
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(50,812,386)	(36,544,166)
Origination of loans held for sale	(8,277,117)	(18,343,547)
Purchase of loans held for sale from non-affiliates	(1,507,346)	(1,564,173)
Purchase of loans from Ginnie Mae securities and early buyout investors	(2,045,156)	(5,620,437)
Sale to non-affiliates and principal payment of loans held for sale	60,061,205	67,056,886
Sale of loans held for sale to PennyMac Mortgage Investment Trust	—	298,862
Repurchase of loans subject to representations and warranties	(38,943)	(76,865)
Decrease in servicing advances	248,115	234,529
Decrease in receivable from PennyMac Mortgage Investment Trust	8,229	6,941
Sale of real estate acquired in settlement of loans	25,039	15,419
(Increase) decrease in other assets	(47,226)	74,433
Decrease in accounts payable and accrued expenses	(24,641)	(13,922)
Decrease in operating lease liabilities	(16,992)	(12,562)
Decrease in payable to PennyMac Mortgage Investment Trust	(107,968)	(153,276)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(3,855)
Increase in income taxes payable	57,249	279,045
Net cash (used in) provided by operating activities	(2,012,508)	5,543,826

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued) CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2023	2022

	(in thousands)
Cash flow from investing activities
Decrease (increase) in short-term investment	6,641	(29,225)
Sale of interest-only stripped securities	98,066	—
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(450,193)	(810,749)
Purchase of mortgage servicing rights	—	(3,927)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	305	—
Acquisition of capitalized software	(27,650)	(59,631)
Purchase of furniture, fixtures, equipment and leasehold improvements	(891)	(5,604)
(Increase) decrease in margin deposits	(4,254)	425,569
Net cash used in investing activities	(377,976)	(483,567)
Cash flow from financing activities
Sale of assets under agreements to repurchase	61,277,758	58,606,620
Repurchase of assets sold under agreements to repurchase	(59,864,151)	(62,413,898)
Issuance of mortgage loan participation purchase and sale certificates	16,137,040	14,947,597
Repayment of mortgage loan participation purchase and sale certificates	(15,926,067)	(15,059,445)
Issuance of notes payable secured by mortgage servicing assets	880,000	500,000
Repayment of notes payable secured by mortgage servicing assets	(150,000)	—
Repayment of obligations under capital lease	—	(3,489)
Payment of debt issuance costs	(14,716)	(14,087)
Issuance of common stock pursuant to exercise of stock options	11,308	1,777
Payment of withholding taxes relating to stock-based compensation	(9,142)	(7,780)
Payment of dividends to holders of common stock	(31,206)	(44,206)
Repurchase of common stock	(71,575)	(354,759)
Net cash provided by (used in) financing activities	2,239,249	(3,841,670)
Net (decrease) increase in cash and restricted cash	(151,235)	1,218,589
Cash and restricted cash at beginning of period	1,328,539	340,093
Cash and restricted cash at end of period	$1,177,304	$1,558,682
Cash and restricted cash at end of period are comprised of the following:
Cash	$1,177,304	$1,558,679
Restricted cash included in Other assets	—	3
	$1,177,304	$1,558,682
Supplemental cash flow information:
Cash paid for interest	$463,567	$236,504
Cash refunds received for income taxes, net	$886	$119,417
Non-cash investing activities:
Mortgage servicing rights resulting from loan sales	$1,299,992	$1,359,632
Exchange of mortgage servicing spread for interest-only stripped securities	$98,066	$—
Operating right-of-use assets recognized	$2,893	$1,364
Unsettled portion of MSR acquisitions	$—	$213
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$102	$154

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

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and servicing. PNMAC’s investment management activities and a portion of its mortgage banking activities are conducted on behalf of PennyMac Mortgage Investment Trust, a real estate investment trust that invests in residential mortgage-related assets and is separately listed on the New York Stock Exchange under the ticker symbol “PMT”. PNMAC’s primary wholly owned subsidiaries are:

●	PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT. PLS has mortgage banking, loan servicing and mortgage loan recapture agreements with PMT.

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 9% and 10% of total net revenues for the quarters ended September 30, 2023 and 2022, respectively, and 11% and 8% for the nine months ended September 30, 2023 and 2022, respectively. The Company also purchased 84% and 78% of its newly originated loan production from PMT during the quarters ended September 30, 2023 and 2022, respectively, and 84% and 65% during the nine months ended September 30, 2023 and 2022, respectively.

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

MSR Recapture

Pursuant to the terms of an MSR recapture agreement by and between the Company and PMT, if the Company refinances (recaptures) mortgage loans for which PMT holds the MSRs, the Company is generally required to transfer and convey to PMT cash in an amount equal to:

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

Fulfillment Services

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the number of loan commitments issued multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 loan commitments per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
●	$315 multiplied by the number of purchased loans that are sold to Fannie Mae and Freddie Mac up to the and including 16,500 loans per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus

●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac; provided, however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and certain Fannie Mae or Freddie Mac loans acquired by PLS.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net losses on loans held for sale at fair value:
Net losses on loans sold to PMT (primarily cash)	$—	$—	$—	$(2,820)
Mortgage servicing rights recapture incurred	(500)	(1,648)	(1,494)	(13,232)
	$(500)	$(1,648)	$(1,494)	$(16,052)
Sales of loans held for sale to PMT	$—	$—	$—	$298,862

Tax service fees earned from PMT included in Loan origination fees	$579	$2,192	$2,690	$6,938

Fulfillment fee revenue	$5,531	$18,407	$22,895	$55,807
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$2,760,000	$10,226,513	$12,418,084	$30,319,475

Sourcing fees included in cost of loans purchased from PMT	$1,854	$1,203	$5,014	$3,562
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$8,606,835	$12,261,222	$29,127,889	$35,643,210
Conventional conforming	9,932,593	—	21,013,357	—
	$18,539,428	$12,261,222	$50,141,246	$35,643,210

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs, loans at fair value held in consolidated variable interest entities and loans held for sale (prime servicing) and its portfolio of residential mortgage loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

●	The Company receives certain fees for COVID-19-related forbearance and modification activities provided for under the Coronavirus Aid, Relief, and Economic Security Act.

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
Loan type serviced	2023	2022	2023	2022

	(in thousands)
Prime servicing	$20,224	$20,136	$60,839	$61,243
Special servicing	33	111	184	427
	$20,257	$20,247	$61,023	$61,670

Investment Management Activities

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with PMT’s investment policies for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Base management	$7,175	$7,731	$21,510	$23,758
Performance incentive	—	—	—	—
	$7,175	$7,731	$21,510	$23,758

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$5,893	$705	$15,532	$8,896
Common overhead incurred by the Company	1,489	2,574	5,450	6,247
Compensation	165	165	495	495
	$7,547	$3,444	$21,477	$15,638
Payments and settlements during the period (1)	$9,190	$41,509	$72,446	$110,835
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$(51)	$(119)	$91	$(311)

	September 30,	December 31,
	2023	2022

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$930	$929
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2023	2022

	(in thousands)
Receivable from PMT:
Correspondent production fees	$9,183	$6,835
Management fees	7,175	7,307
Servicing fees	6,760	6,740
Allocated expenses and expenses incurred on PMT's behalf	2,672	11,447
Fulfillment fees	1,823	4,043
	$27,613	$36,372
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$95,723	$201,451
Other	2,252	3,560
	$97,975	$205,011

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

The Company has recorded a $26.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2023 and December 31, 2022. The Company did not make payments under the tax receivable agreement during the quarter and nine months ended September 30, 2023 and made $340,000 and $3.9 million of payments during the quarter and nine months ended September 30, 2022, respectively.

Townsgate Closing Services, LLC

On December 27, 2022, the Company advanced $801,000 to one of its joint ventures, Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving loan agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027, and earns interest, at 10.13% per year as of September 30, 2023, subject to semi-annual adjustment indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance is included in Other assets on the Company’s consolidated balance sheets. The Company recorded $21,000 and $63,000 of interest income related to the loan during the quarter and nine months ended September 30, 2023, respectively.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Cash flows:
Sales proceeds	$21,651,096	$16,215,098	$60,061,205	$67,056,886
Servicing fees received	$303,224	$242,622	$853,962	$676,384

The Company is contractually responsible for making the payments required to protect its beneficial interest holders’ interests in the properties collateralizing their loans and may, therefore, be required to advance amounts in excess of insurer or guarantor reimbursement limits. Therefore, the Company provides a valuation allowance on the servicing advances for these amounts in excess of amounts that are expected to ultimately be recovered from the loans’ insurers, guarantors, or beneficial interest holders.

The servicing advance valuation allowance is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectable amounts. The provision for losses on servicing advances is included in Servicing expense in the consolidated statements of income. Servicing advances are written off when they are deemed unrecoverable.

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$70,070	$66,143	$78,992	$120,940
Reversals of provision for losses	(2,554)	(820)	(7,603)	(52,113)
Charge-offs, net	(1,872)	(1,610)	(5,745)	(5,114)
Balance at end of period	$65,644	$63,713	$65,644	$63,713

The following table summarizes the UPB of the loans sold by the Company in transactions when it maintains continuing involvement with the loans as servicer:

	September 30,	December 31,
	2023	2022

	(in thousands)
Unpaid principal balance of loans outstanding	$333,372,910	$295,032,674
Delinquent loans:
30-89 days	$12,534,532	$11,019,194
90 days or more:
Not in foreclosure	$6,176,470	$6,548,849
In foreclosure	$748,004	$834,155
Foreclosed	$8,172	$12,905
Loans in bankruptcy	$1,319,689	$1,143,484

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	September 30, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$333,372,910	$—	$333,372,910
Purchased	17,924,005	—	17,924,005
	351,296,915	—	351,296,915
PennyMac Mortgage Investment Trust	—	232,914,107	232,914,107
Loans held for sale	5,181,866	—	5,181,866
	$356,478,781	$232,914,107	$589,392,888
Delinquent loans:
30 days	$10,279,914	$1,634,924	$11,914,838
60 days	2,891,309	377,754	3,269,063
90 days or more:
Not in foreclosure	6,390,779	946,456	7,337,235
In foreclosure	804,958	76,663	881,621
Foreclosed	9,180	5,136	14,316
	$20,376,140	$3,040,933	$23,417,073
Loans in bankruptcy	$1,441,034	$171,598	$1,612,632
Custodial funds managed by the Company (1)	$5,310,846	$2,760,857	$8,071,703
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$295,032,674	$—	$295,032,674
Purchased	19,568,122	—	19,568,122
	314,600,796	—	314,600,796
PennyMac Mortgage Investment Trust	—	233,575,672	233,575,672
Loans held for sale	3,498,214	—	3,498,214
	$318,099,010	$233,575,672	$551,674,682
Delinquent loans:
30 days	$8,903,829	$1,576,414	$10,480,243
60 days	2,855,176	337,081	3,192,257
90 days or more:
Not in foreclosure	6,829,985	888,057	7,718,042
In foreclosure	914,213	75,012	989,225
Foreclosed	13,835	7,979	21,814
	$19,517,038	$2,884,543	$22,401,581
Loans in bankruptcy	$1,291,038	$125,719	$1,416,757
Custodial funds managed by the Company (1)	$3,329,709	$1,783,157	$5,112,866
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2023	2022

	(in thousands)
California	$70,097,836	$68,542,279
Florida	55,873,979	50,873,961
Texas	54,118,039	47,911,696
Virginia	34,798,867	33,478,151
Maryland	26,367,206	25,473,417
All other states	348,136,961	325,395,178
	$589,392,888	$551,674,682

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$5,553	$—	$—	$5,553
Loans held for sale at fair value	—	4,787,472	399,184	5,186,656
Derivative assets:
Interest rate lock commitments	—	—	42,385	42,385
Forward purchase contracts	—	7,227	—	7,227
Forward sales contracts	—	115,778	—	115,778
MBS put options	—	4,408	—	4,408
Put options on interest rate futures purchase contracts	36,391	—	—	36,391
Call options on interest rate futures purchase contracts	2,324	—	—	2,324
Total derivative assets before netting	38,715	127,413	42,385	208,513
Netting	—	—	—	(105,147)
Total derivative assets	38,715	127,413	42,385	103,366
Mortgage servicing rights at fair value	—	—	7,084,356	7,084,356
Investment in PennyMac Mortgage Investment Trust	930	—	—	930
	$45,198	$4,914,885	$7,525,925	$12,380,861
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$21,611	$21,611
Forward purchase contracts	—	41,538	—	41,538
Forward sales contracts	—	14,808	—	14,808
MBS put options	—	4,301	—	4,301
Put options on interest rate futures sales contracts	4,945	—	—	4,945
Total derivative liabilities before netting	4,945	60,647	21,611	87,203
Netting	—	—	—	(46,003)
Total derivative liabilities	4,945	60,647	21,611	41,200
Mortgage servicing liabilities at fair value	—	—	1,818	1,818
	$4,945	$60,647	$23,429	$43,018

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$12,194	$—	$—	$12,194
Loans held for sale at fair value	—	3,163,528	345,772	3,509,300
Derivative assets:
Interest rate lock commitments	—	—	36,728	36,728
Forward purchase contracts	—	2,433	—	2,433
Forward sales contracts	—	80,754	—	80,754
MBS put options	—	6,057	—	6,057
Put options on interest rate futures purchase contracts	29,203	—	—	29,203
Call options on interest rate futures purchase contracts	2,820	—	—	2,820
Total derivative assets before netting	32,023	89,244	36,728	157,995
Netting	—	—	—	(58,992)
Total derivative assets	32,023	89,244	36,728	99,003
Mortgage servicing rights at fair value	—	—	5,953,621	5,953,621
Investment in PennyMac Mortgage Investment Trust	929	—	—	929
	$45,146	$3,252,772	$6,336,121	$9,575,047
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,884	$10,884
Forward purchase contracts	—	48,670	—	48,670
Forward sales contracts	—	20,684	—	20,684
Put options on interest rate futures sales contracts	3,008	—	—	3,008
Total derivative liabilities before netting	3,008	69,354	10,884	83,246
Netting	—	—	—	(61,534)
Total derivative liabilities	3,008	69,354	10,884	21,712
Mortgage servicing liabilities at fair value	—	—	2,096	2,096
	$3,008	$69,354	$12,980	$23,808

As shown above, certain of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended September 30, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, June 30, 2023	$392,758	$30,636	$6,510,585	$6,933,979
Purchases and issuances, net	681,022	46,991	—	728,013
Capitalization of interest and servicing advances	10,770	—	—	10,770
Sales and repayments	(202,892)	—	(73)	(202,965)
Mortgage servicing rights resulting from loan sales	—	—	450,936	450,936
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	15,520	—	—	15,520
Other factors	(1,831)	(32,161)	220,974	186,982
	13,689	(32,161)	220,974	202,502
Transfers from Level 3 to Level 2	(496,019)	—	—	(496,019)
Transfers to real estate acquired in settlement of loans	(144)	—	—	(144)
Transfers to loans held for sale	—	(24,692)	—	(24,692)
Exchange of mortgage servicing spread for interest-only stripped securities	—	—	(98,066)	(98,066)
Balance, September 30, 2023	$399,184	$20,774	$7,084,356	$7,504,314
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2023	$6,519	$20,774	$220,974	$248,267
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2023	$1,940
Changes in fair value included in income	(122)
Balance, September 30, 2023	$1,818
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2023	$(122)

	Quarter ended September 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, June 30, 2022	$503,553	$65,151	$5,217,167	$5,785,871
Purchases and issuances, net	260,721	38,481	4,140	303,342
Capitalization of interest and servicing advances	6,361	—	—	6,361
Sales and repayments	(71,078)	—	—	(71,078)
Mortgage servicing rights resulting from loan sales	—	—	345,077	345,077
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(9,217)	—	—	(9,217)
Other factors	(4,801)	(127,835)	95,288	(37,348)
	(14,018)	(127,835)	95,288	(46,565)
Transfers from Level 3 to Level 2	(340,903)	—	—	(340,903)
Transfers to loans held for sale	—	(32,000)	—	(32,000)
Balance, September 30, 2022	$344,636	$(56,203)	$5,661,672	$5,950,105
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2022	$(16,166)	$(56,203)	$95,288	$22,919
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended September 30, 2022
(in thousands)
Mortgage servicing liabilities
Balance, June 30, 2022	$2,337
Changes in fair value included in income	(123)
Balance, September 30, 2022	$2,214
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2022	$(123)

	Nine months ended September 30, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	1,733,158	177,377	—	1,910,535
Capitalization of interest and servicing advances	31,608	—	—	31,608
Sales and repayments	(472,039)	—	(305)	(472,344)
Mortgage servicing rights resulting from loan sales	—	—	1,299,992	1,299,992
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	36,014	—	—	36,014
Other factors	(1,967)	18,559	(70,886)	(54,294)
	34,047	18,559	(70,886)	(18,280)
Transfers from Level 3 to Level 2	(1,272,912)	—	—	(1,272,912)
Transfers to real estate acquired in settlement of loans	(450)	—	—	(450)
Transfers to loans held for sale	—	(201,006)	—	(201,006)
Exchange of mortgage servicing spread for interest-only stripped securities	—	—	(98,066)	(98,066)
Balance, September 30, 2023	$399,184	$20,774	$7,084,356	$7,504,314
Changes in fair value recognized during the period relating to assets still held at September 30, 2023	$10,465	$20,774	$(70,886)	$(39,647)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Nine months ended
Liabilities	September 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(278)
Balance, September 30, 2023	$1,818
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2023	$(278)

	Nine months ended September 30, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	2,994,447	345,770	4,140	3,344,357
Capitalization of interest and servicing advances	54,080	—	—	54,080
Sales and repayments	(1,335,966)	—	—	(1,335,966)
Mortgage servicing rights resulting from loan sales	—	—	1,359,632	1,359,632
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(39,427)	—	—	(39,427)
Other factors	(26,119)	(694,318)	419,822	(300,615)
	(65,546)	(694,318)	419,822	(340,042)
Transfers from Level 3 to Level 2	(2,430,869)	—	—	(2,430,869)
Transfers to real estate acquired in settlement of loans	(386)	—	—	(386)
Transfers to loans held for sale	—	(29,848)	—	(29,848)
Balance, September 30, 2022	$344,636	$(56,203)	$5,661,672	$5,950,105
Changes in fair value recognized during the period relating to assets still held at September 30, 2022	$(31,587)	$(56,203)	$419,822	$332,032
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Nine months ended
Liabilities	September 30, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(602)
Balance, September 30, 2022	$2,214
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2022	$(602)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended September 30,
	2023			2022
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$762	$—	$762	$(69,358)	$—	$(69,358)
Mortgage servicing rights	—	220,974	220,974	—	95,288	95,288
	$762	$220,974	$221,736	$(69,358)	$95,288	$25,930
Liabilities:
Mortgage servicing liabilities	$—	$122	$122	$—	$123	$123

	Nine months ended September 30,
	2023			2022
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$187,462	$—	$187,462	$(273,701)	$—	$(273,701)
Mortgage servicing rights	—	(70,886)	(70,886)	—	419,822	419,822
	$187,462	$(70,886)	$116,576	$(273,701)	$419,822	$146,121
Liabilities:
Mortgage servicing liabilities	$—	$278	$278	$—	$602	$602

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	September 30, 2023			December 31, 2022
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$5,142,606	$5,118,234	$24,372	$3,450,578	$3,428,052	$22,526
90 days or more delinquent:
Not in foreclosure	38,422	44,694	(6,272)	47,252	53,351	(6,099)
In foreclosure	5,628	18,938	(13,310)	11,470	16,811	(5,341)
	$5,186,656	$5,181,866	$4,790	$3,509,300	$3,498,214	$11,086

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2023	$—	$—	$3,178	$3,178
December 31, 2022	$—	$—	$1,850	$1,850

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Real estate acquired in settlement of loans	$(494)	$(131)	$(791)	$(838)

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

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	September 30, 2023		December 31, 2022
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$2,479,425	$2,474,515	$1,677,476	$1,794,475
Unsecured senior notes	$1,553,962	$1,782,689	$1,550,750	$1,779,920

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

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff within its capital markets group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff group reports to the Company’s senior management valuation committee, which oversees the valuations. Capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to PFSI’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial, risk, and capital markets officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

A loan becomes eligible for resale into a new Ginnie Mae security when the loan becomes current either through completion of a modification of the loan’s terms or after three months of timely payments following either the completion of certain types of payment deferral programs or borrower reperformance and when the issuance date of the new security is at least 120 days after the date the loan was last delinquent.

●	Loans with identified defects. Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Closed-end second lien mortgage loans. At present, there is no active market with observable inputs that are significant to the estimation of fair value of the closed-end lien second mortgage loans the Company produces.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2023	December 31, 2022
Fair value (in thousands)	$399,184	$345,772
Key inputs (1):
Discount rate:
Range	7.9% – 10.2%	5.5% – 10.2%
Weighted average	7.9%	5.7%
Twelve-month projected housing price index change:
Range	0.2% – 0.3%	(1.9)% – (1.7)%
Weighted average	0.2%	(1.8)%
Voluntary prepayment/resale speed (2):
Range	4.0% – 43.0%	4.7% – 25.6%
Weighted average	28.0%	21.6%
Total prepayment/resale speed (3):
Range	4.1% – 55.4%	4.8% – 36.1%
Weighted average	35.2%	29.4%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2023	December 31, 2022
Fair value (in thousands) (1)	$20,774	$25,844
Committed amount	$7,527,726	$7,009,119
Key inputs (2):
Pull-through rate:
Range	14.7% – 100%	10.3% – 100%
Weighted average	86.9%	82.8%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.1 – 8.2	(1.3) – 7.7
Weighted average	5.0	4.3
Percentage of loan commitment amount:
Range	0.3% – 4.5%	(0.2)% – 3.8%
Weighted average	2.1%	2.0%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities.

Changes in the fair values of hedging derivatives are included in Net gains on loans held for sale at fair value, or Net loan servicing fees – Mortgage servicing rights hedging results, as applicable, in the Company’s consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (prepayment speed), pricing spread (discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$450,936	$345,077	$1,299,992	$1,359,632
Unpaid principal balance of underlying loans	$21,861,437	$16,003,556	$60,549,919	$65,956,748
Weighted average servicing fee rate (in basis points)	42	49	47	44
Key inputs (1):
Annual total prepayment speed (2):
Range	7.5% – 20.4%	6.8% – 19.1%	7.5% – 23.2%	5.7% – 23.4%
Weighted average	10.3%	11.1%	10.9%	9.0%
Equivalent average life (in years):
Range	3.6 – 9.4	4.0 – 8.1	3.0 – 9.4	3.7 – 9.2
Weighted average	7.7	7.4	7.6	8.1
Pricing spread (3):
Range	5.5% – 12.6%	5.5% – 11.4%	5.5% – 12.6%	5.5% – 16.1%
Weighted average	6.1%	8.1%	7.0%	7.8%
Per-loan annual cost of servicing:
Range	$68 – $127	$79 – $116	$68 – $127	$79 – $177
Weighted average	$97	$105	$99	$104
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United State Treasury Securities (the “Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2023	December 31, 2022

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 7,084,356	$ 5,953,621
Pool characteristics:
Unpaid principal balance of underlying loans	$ 351,269,905	$ 314,567,639
Weighted average note interest rate	3.9%	3.4%
Weighted average servicing fee rate (in basis points)	38	36
Key inputs (1):
Annual total prepayment speed (2):
Range	5.4% – 16.4%	5.0% – 17.7%
Weighted average	6.7%	7.5%
Equivalent average life (in years):
Range	3.2 – 9.4	3.7 – 9.3
Weighted average	8.8	8.4
Effect on fair value of (3):
5% adverse change	($89,373)	($77,346)
10% adverse change	($176,093)	($152,192)
20% adverse change	($342,038)	($294,872)
Pricing spread (4):
Range	5.6% – 12.6%	4.9% – 14.3%
Weighted average	6.5%	6.5%
Effect on fair value of (3):
5% adverse change	($96,272)	($81,021)
10% adverse change	($189,990)	($159,863)
20% adverse change	($370,130)	($311,329)
Per-loan annual cost of servicing:
Range	$68 – $135	$68 – $144
Weighted average	$107	$109
Effect on fair value of (3):
5% adverse change	($43,810)	($41,263)
10% adverse change	($87,619)	($82,527)
20% adverse change	($175,238)	($165,053)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable pricing spread, annual total prepayment speed, and the per-loan annual cost of servicing the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2023	2022
Fair value (in thousands)	$1,818	$2,096
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$27,010	$33,157
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Pricing spread (2)	8.4%	7.8%
Annual total prepayment speed (3)	15.9%	17.2%
Equivalent average life (in years)	5.2	4.9
Per-loan annual cost of servicing	$1,040	$1,177
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs.
(3)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	September 30,	December 31,
Loan type	2023	2022

	(in thousands)
Government-insured or guaranteed	$2,589,859	$2,006,157
Conventional conforming	2,181,524	1,145,053
Jumbo	16,089	12,318
Closed-end second lien mortgage loans	217,251	46,589
Purchased from Ginnie Mae securities serviced by the Company	170,347	257,175
Repurchased pursuant to representations and warranties	11,586	42,008
	$5,186,656	$3,509,300
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$4,500,588	$3,139,870
Mortgage loan participation purchase and sale agreements	526,230	302,977
	$5,026,818	$3,442,847

Note 8—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating and investing activities. Derivative financial instruments are created in the Company’s loan production activities and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created in the Company’s loan production activities are IRLCs that are created when the Company commits to purchase or originate a loan for sale.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,527,726	$42,385	$21,611	7,009,119	$36,728	$10,884
Subject to master netting arrangements (2):
Forward purchase contracts	10,768,362	7,227	41,538	8,320,849	2,433	48,670
Forward sales contracts	16,995,313	115,778	14,808	12,487,760	80,754	20,684
MBS put options	400,000	4,408	4,301	1,750,000	6,057	—
Put options on interest rate futures purchase contracts	3,775,000	36,391	—	6,800,000	29,203	—
Call options on interest rate futures purchase contracts	2,125,000	2,324	—	1,350,000	2,820	—
Put options on interest rate futures sale contracts	325,000	—	4,945	250,000	—	3,008
Treasury futures purchase contracts	3,559,500	—	—	3,709,200	—	—
Treasury futures sale contracts	7,036,000	—	—	3,456,900	—	—
Total derivatives before netting		208,513	87,203		157,995	83,246
Netting		(105,147)	(46,003)		(58,992)	(61,534)
		$103,366	$41,200		$99,003	$21,712
Deposits (received from) placed with derivative counterparties included in the derivative balances above, net		$(59,144)			$2,542
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	September 30, 2023				December 31, 2022
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$42,385	$—	$—	$42,385	$36,728	$—	$—	$36,728
RJ O'Brien	33,770	—	—	33,770	29,016	—	—	29,016
Morgan Stanley Bank, N.A.	17,820	—	—	17,820	18,501	—	—	18,501
Bank of America, N.A.	2,170	—	—	2,170	1,519	—	—	1,519
Athene Annuity & Life Assurance Company	1,449	—	—	1,449	—	—	—	—
Federal National Mortgage Association	1,338	—	—	1,338	—	—	—	—
Barclays Capital	1,129	—	—	1,129	—	—	—	—
Goldman Sachs	—	—	—	—	5,757	—	—	5,757
Citibank, N.A.	—	—	—	—	5,098	—	—	5,098
Others	3,305	—	—	3,305	2,384	—	—	2,384
	$103,366	$—	$—	$103,366	$99,003	$—	$—	$99,003

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

	September 30, 2023				December 31, 2022
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$21,611	$—	$—	$21,611	$10,884	$—	$—	$10,884
Atlas Securitized Products, L.P.	1,213,620	(1,213,620)	—	—	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	970,725	(968,804)	—	1,921
Bank of America, N.A.	912,887	(912,887)	—	—	567,745	(567,745)	—	—
JPMorgan Chase Bank, N.A.	426,244	(423,721)	—	2,523	211,713	(211,713)	—	—
BNP Paribas	405,501	(405,498)	—	3	300,280	(300,280)	—	—
Royal Bank of Canada	330,880	(330,880)	—	—	381,893	(381,893)	—	—
Wells Fargo Bank, N.A.	305,603	(304,986)	—	617	228,181	(221,986)	—	6,195
Barclays Capital	280,160	(280,160)	—	—	80,276	(79,295)	—	981
Citibank, N.A.	248,656	(243,891)	—	4,765	94,211	(94,211)	—	—
Goldman Sachs	138,954	(134,542)	—	4,412	64,486	(64,486)	—	—
Morgan Stanley Bank, N.A.	120,735	(118,112)	—	2,623	114,277	(114,277)	—	—
Nomura Corporate Funding Americas	50,165	(50,000)	—	165	—	—	—	—
Bank of Oklahoma	2,738	—	—	2,738	—	—	—	—
Others	1,743	—	—	1,743	1,731	—	—	1,731
	$4,459,497	$(4,418,297)	$—	$41,200	$3,026,402	$(3,004,690)	$—	$21,712
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated income statement line	2023	2022	2023	2022

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(9,862)	$(121,353)	$(5,069)	$(378,396)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$162,006	$363,272	$217,968	$1,360,341
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(423,656)	$(164,749)	$(531,565)	$(558,614)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$6,510,585	$5,217,167	$5,953,621	$3,878,078
Additions (deductions):
MSRs resulting from loan sales	450,936	345,077	1,299,992	1,359,632
Purchases	—	4,140	—	4,140
Sales	(73)	—	(305)	—
Exchange of mortgage servicing spread for interest-only stripped securities	(98,066)	—	(98,066)	—
	352,797	349,217	1,201,621	1,363,772
Change in fair value due to:
Changes in inputs used in valuation model (1)	398,807	237,154	427,426	794,779
Other changes in fair value (2)	(177,833)	(141,866)	(498,312)	(374,957)
Total change in fair value	220,974	95,288	(70,886)	419,822
Balance at end of period	$7,084,356	$5,661,672	$7,084,356	$5,661,672
Unpaid principal balance of underlying loans at end of period			$351,269,905	$303,800,226

			September 30,	December 31,
			2023	2022

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$7,018,069	$5,897,613
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$1,940	$2,337	$2,096	$2,816
Changes in fair value due to:
Changes in inputs used in valuation model	(64)	(38)	(86)	(305)
Other changes in fair value (1)	(58)	(85)	(192)	(297)
Total change in fair value	(122)	(123)	(278)	(602)
Balance at end of period	$1,818	$2,214	$1,818	$2,214
Unpaid principal balance of underlying loans at end of period			$27,010	$35,143

(1)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Contractual servicing fees	$328,049	$270,336	$925,865	$774,483
Other fees:
Late charges	14,486	10,533	39,984	30,177
Other	2,708	2,952	7,664	11,487
	$345,243	$283,821	$973,513	$816,147

Note 10—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Lease expense:
Operating leases	$4,862	$5,046	$14,665	$15,008
Short-term leases	114	235	351	695
Sublease income	(315)	—	(584)	—
Net lease expense included in Occupancy and equipment	$4,661	$5,281	$14,432	$15,703

Other information:
Payments for operating leases	$7,617	$5,544	$19,217	$15,801
Operating lease right-of-use assets recognized	$1,166	$571	$2,893	$1,364
Period end weighted averages:
Remaining lease term (in years)			4.4	4.9
Discount rate			3.8%	3.8%

Lease payments attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2024	$21,926
2025	19,376
2026	16,037
2027	9,246
2028	5,123
Thereafter	8,320
Total lease payments	80,028
Less imputed interest	(9,818)
Operating lease liability	$70,210

Note 11—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2023	2022

	(in thousands)
Capitalized software, net	$153,501	$157,460
Margin deposits	64,242	55,968
Interest receivable	39,784	24,110
Prepaid expenses	36,165	38,780
Servicing fees receivable, net	34,654	31,356
Other servicing receivables	30,572	24,854
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	30,021	12,277
Furniture, fixtures, equipment and building improvements, net	20,760	28,382
Real estate acquired in settlement of loans	13,850	11,497
Other	41,473	33,223
	$465,022	$417,907
Deposits securing Assets sold under agreements to repurchase and/or Notes payable secured by mortgage servicing assets	$30,021	$12,277

Note 12—Short-Term Debt

The borrowing facilities described throughout these Notes 12 and 13 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2023.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,208,434	$1,949,452	$3,800,502	$2,622,581
Weighted average interest rate (1)	7.19%	4.34%	7.01%	2.90%
Total interest expense	$62,758	$24,329	$209,461	$67,048
Maximum daily amount outstanding	$4,418,359	$3,490,082	$6,358,007	$7,289,147

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,418,297	$3,004,690
Unamortized debt issuance costs	(6,550)	(3,407)
	$4,411,747	$3,001,283
Weighted average interest rate	6.94%	6.00%
Available borrowing capacity (2):
Committed	$771,567	$1,078,927
Uncommitted	5,235,136	5,391,383
	$6,006,703	$6,470,310
Assets securing repurchase agreements:
Loans held for sale	$4,500,588	$3,139,870
Servicing advances (3)	$268,987	$381,379
Mortgage servicing rights (3)	$6,293,514	$5,339,513
Deposits (3)	$30,021	$12,277
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $4.6 million and $3.0 million for the quarters ended September 30, 2023 and 2022, respectively, and $10.1 million for each of the nine months ended September 30, 2023 and 2022.
(2)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(3)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 13 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at September 30, 2023 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$700,101
Over 30 to 90 days	3,248,232
Over 90 to 180 days	57,266
Over one year to two years	412,698
Total assets sold under agreements to repurchase	$4,418,297
Weighted average maturity (in months)	3.6
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2023:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$3,223,281	March 2, 2025	June 27, 2025
Atlas Securitized Products, L.P.	$89,951	March 2, 2024	June 27, 2025
Bank of America, N.A.	$60,451	October 30, 2023	June 12, 2025
Barclays Bank PLC	$34,571	December 28, 2023	November 13, 2024
JP Morgan Chase Bank, N.A.	$29,343	December 1, 2023	June 16, 2025
BNP Paribas	$16,378	December 17, 2023	September 30, 2025
Goldman Sachs Bank USA	$12,769	December 17, 2023	December 23, 2023
Royal Bank of Canada	$12,753	October 21, 2023	August 9, 2024
Citibank, N.A.	$8,819	December 6, 2023	June 27, 2025
Wells Fargo Bank, N.A.	$6,740	December 16, 2023	May 3, 2025
Morgan Stanley Bank, N.A.	$5,368	December 16, 2023	January 27, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$4,056	June 9, 2025	June 9, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance	$251,904	$210,639	$234,583	$216,167
Weighted average interest rate (1)	6.63%	3.65%	6.41%	2.53%
Total interest expense	$4,383	$2,073	$11,768	$4,570
Maximum daily amount outstanding	$508,062	$507,297	$515,537	$515,043
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 and $135,000 for the quarters ended September 30, 2023 and 2022, respectively, and $516,000 and $479,000 for the nine months ended September 30, 2023 and 2022, respectively.

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$498,916	$287,943
Unamortized debt issuance costs	(524)	(351)
	$498,392	$287,592
Weighted average interest rate	6.57%	5.71%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$526,230	$302,977

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

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
February 28, 2018	$650,000	3.85%	2/25/2025	(3)
August 10, 2018	650,000	3.40%	8/25/2025	(3)
June 3, 2022	500,000	4.25%	5/25/2027	5/25/2029
Term Loans:
February 28, 2023	680,000	3.00%	2/25/2028	2/25/2029
	$2,480,000
(1)	Interest is charged at a rate based on SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes or Term Loans as specified in the respective agreements.
(3)	Stated maturity date reflects the exercise by the Company of its option to extend the maturity of this issuance.

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

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance	$2,484,348	$1,800,000	$2,353,572	$1,510,623
Weighted average interest rate (1)	8.78%	5.31%	8.40%	4.13%
Total interest expense	$55,676	$24,795	$150,271	$48,360
(1)	Excludes the effect of amortization of debt issuance costs totaling $689,000 and $726,000 for the quarters ended September 30, 2023 and 2022, respectively, and $2.4 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$2,480,000	$1,800,000
Freddie Mac MSR Note Payable	200,000	150,000
	2,680,000	1,950,000
Unamortized debt issuance costs	(6,598)	(7,354)
	$2,673,402	$1,942,646
Weighted average interest rate	8.73%	7.46%
Assets pledged to secure notes payable (1):
Servicing advances	$268,987	$381,379
Mortgage servicing rights	$7,018,069	$5,897,613
Deposits	$22,236	$12,277
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
	$1,800,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands)
Average balance	$1,800,000	$1,800,000	$1,800,000	$1,800,000
Weighted average interest rate (1)	5.07%	5.07%	5.07%	5.07%
Total interest expense	$23,949	$23,949	$71,065	$71,065
(1)	Excludes the effect of amortization of debt issuance costs of $933,000 for each of the quarters ended September 30, 2023 and 2022, and $2.8 million for the nine months ended September 30, 2023 and 2022.

	September 30,	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$1,800,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(17,311)	(20,080)
	$1,782,689	$1,779,920
Weighted average interest rate	5.07%	5.07%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended September 30,
	2024	2025	2026	2027	2028	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$1,500,000	$—	$500,000	$680,000	$—	$2,680,000
Unsecured senior notes	—	—	650,000	—	—	1,150,000	1,800,000
Total	$—	$1,500,000	$650,000	$500,000	$680,000	$1,150,000	$4,480,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Obligation Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The outstanding amount under the capital lease was repaid on June 13, 2022 and bore interest at a spread over one-month LIBOR.

Obligations under capital lease are summarized below:

Nine months ended September 30, 2022
(dollars in thousands)
Average balance	$1,130
Weighted average interest rate	2.18%
Total interest expense	$20
Maximum daily amount outstanding	$3,489

Note 14—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$30,146	$39,336	$32,421	$43,521
Provision for losses:
Resulting from sales of loans	4,011	1,651	8,885	7,887
Resulting from change in estimate	(2,552)	(1,769)	(6,005)	(7,165)
Losses incurred	(1,114)	(2,031)	(4,810)	(7,056)
Balance at end of period	$30,491	$37,187	$30,491	$37,187
Unpaid principal balance of loans subject to representations and warranties at end of period			$335,044,546	$285,532,190

Note 15—Income Taxes

The Company’s effective income tax rates were 26.8% and 27.1% for the quarters ended September 30, 2023 and 2022, respectively, and 23.7% and 26.7% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the effective income tax rates for the quarter and nine months ended September 30, 2023 when compared to the same periods for 2022 results from an increase in favorable permanent tax adjustments and a decrease in income before income taxes in 2023. The Company has favorable permanent tax adjustments of $0.1 million and $7.5 million with corresponding income before income taxes of $126.8 million and $237.9 million in the quarter and nine months ended September 30, 2023, respectively. For the quarter and nine months ended September 30, 2022, the Company reported unfavorable permanent tax adjustments of $1.2 million and $1.3 million with corresponding income before income taxes of $185.5 million and $597.5 million, respectively.

Note 16—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $7.5 billion as of September 30, 2023.

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

Note 17—Stockholders’ Equity

The Company’s board of directors previously approved the Company’s common stock repurchase program in the revised amount of $2 billion before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2023	2022	2023	2022	total (1)

	(in thousands)
Shares of common stock repurchased	—	1,949	1,201	6,696	34,063
Cost of shares of common stock repurchased	$—	$99,702	$71,575	$354,759	$1,788,282
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through September 30, 2023. Cumulative total cost of common stock repurchased includes $621,000, of transaction fees and excise tax.

Note 18—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(471,830)	$(587,659)	$(1,136,101)	$(1,983,051)
Hedging activities	220,585	570,864	305,133	1,543,568
	(251,245)	(16,795)	(830,968)	(439,483)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	450,936	345,077	1,299,992	1,359,632
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,011)	(1,651)	(8,885)	(7,887)
Reductions in liability due to changes in estimate	2,552	1,769	6,005	7,165
Changes in fair values of loans and derivatives held at period end:
Interest rate lock commitments	(9,862)	(121,353)	(5,069)	(378,396)
Loans	22,083	170,887	24,762	347,968
Hedging derivatives	(58,579)	(207,592)	(87,165)	(183,227)
	151,874	170,342	398,672	705,772
From PennyMac Mortgage Investment Trust (1)	(500)	(1,648)	(1,494)	(16,052)
	$151,374	$168,694	$397,178	$689,720
(1)	Gains on sale of loans to PMT are described in Note 4–Related Party Transactions–Transactions with PMT–Operating Activities.

Note 19—Net Interest Income (Expense)

Net interest income (expense) is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Interest income:
Cash and short-term investments	$15,814	$7,759	$53,186	$8,736
Loans held for sale at fair value	65,641	38,945	205,414	124,835
Placement fees relating to custodial funds	85,076	36,290	209,319	53,169
From Townsgate Closing Services, LLC	21	—	63	—
	166,552	82,994	467,982	186,740
Interest expense:
Assets sold under agreements to repurchase	62,758	24,329	209,461	67,048
Mortgage loan participation purchase and sale agreements	4,383	2,073	11,768	4,570
Obligations under capital lease	—	—	—	20
Notes payable secured by mortgage servicing assets	55,676	24,795	150,271	48,360
Unsecured senior notes	23,949	23,949	71,065	71,065
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,857	5,620	16,781	35,385
Interest on mortgage loan impound deposits	2,888	2,199	7,080	4,951
Other	352	—	850	—
	156,863	82,965	467,276	231,399
	$9,689	$29	$706	$(44,659)

Note 20—Stock-based Compensation

On May 24, 2022, PFSI’s stockholders approved and adopted the 2022 Equity Incentive Plan and no additional equity awards were issued from the Company’s 2013 Equity Incentive Plan.

Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	307	342
Stock options	—	—	221	574
Time-based RSUs	—	—	187	331
Grant date fair value:
Performance-based RSUs	$—	$—	$18,611	$19,522
Stock options	—	—	5,492	12,138
Time-based RSUs	—	—	11,341	18,903
Total	$—	$—	$35,444	$50,563
Vestings and exercises:
Performance-based RSUs vested	—	—	612	643
Stock options exercised	61	20	412	83
Time-based RSUs vested	—	—	246	246
Stock-based compensation expense	$8,814	$6,466	$20,839	$30,689

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Net income	$92,870	$135,134	$181,498	$437,890

Weighted average shares of common stock outstanding	49,902	52,170	49,975	54,043
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,659	2,798	2,760	2,870
Weighted average diluted shares of common stock outstanding	52,561	54,968	52,735	56,913
Basic earnings per share	$1.86	$2.59	$3.63	$8.10
Diluted earnings per share	$1.77	$2.46	$3.44	$7.69

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	604	325	548	268
Time-based RSUs	—	—	46	116
Stock options (2)	219	1,423	287	1,312
Total anti-dilutive units and options	823	1,748	881	1,696
Weighted average exercise price of anti-dilutive stock options (2)	$60.69	$58.49	$59.31	$58.61
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the period.

Note 22—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio, loan origination volume and delinquency rates.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2023 (1)		December 31, 2022
Requirement/Agency	Actual (2)	Requirement (2)	Actual (2)	Requirement (2)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,227,418	$1,157,832	$6,632,627	$797,748
Ginnie Mae	$5,968,665	$1,251,726	$5,899,892	$923,202
HUD	$5,968,665	$2,500	$5,899,892	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,383,986	$472,121	$1,265,569	$107,768
Ginnie Mae	$1,583,911	$323,892	$1,265,569	$246,953
Adjusted net worth / Total assets ratio
Ginnie Mae	40%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	32%	6%	39%	6%
(1)	The Agencies adopted revised capital and liquidity requirements, most of which became effective on September 30, 2023. The amounts shown for September 30, 2023 are in accordance with those Agency requirements. The Agencies have issued origination liquidity requirements and Ginnie Mae has issued risk-based capital requirements in addition to those presented above. The origination liquidity and risk-based capital requirements will be effective on December 31, 2023 and December 31, 2024, respectively. The Company believes it is in compliance with the Agencies’ pending requirements as of September 30, 2023.

(2)	Calculated in accordance with the respective Agency’s requirements.

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

The Company’s reportable segments are identified based on their unique activities. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The Company’s chief operating decision maker is its chief executive officer.

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$127,821	$23,553	$151,374	$—	$151,374
Loan origination fees	37,701	—	37,701	—	37,701
Fulfillment fees from PennyMac Mortgage Investment Trust	5,531	—	5,531	—	5,531
Net loan servicing fees	—	185,374	185,374	—	185,374
Net interest expense:
Interest income	62,150	104,402	166,552	—	166,552
Interest expense	59,614	97,249	156,863	—	156,863
	2,536	7,153	9,689	—	9,689
Management fees	—	—	—	7,175	7,175
Other	823	1,037	1,860	1,604	3,464
Total net revenues	174,412	217,117	391,529	8,779	400,308
Expenses	149,219	115,913	265,132	8,379	273,511
Income before provision for income taxes	$25,193	$101,204	$126,397	$400	$126,797
Segment assets at quarter end	$5,485,039	$13,441,925	$18,926,964	$22,350	$18,949,314
(1)	All revenues are from external customers.

	Quarter ended September 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$140,683	$28,011	$168,694	$—	$168,694
Loan origination fees	34,037	—	34,037	—	34,037
Fulfillment fees from PennyMac Mortgage Investment Trust	18,407	—	18,407	—	18,407
Net loan servicing fees	—	243,742	243,742	—	243,742
Net interest expense:
Interest income	30,825	52,169	82,994	—	82,994
Interest expense	24,970	57,995	82,965	—	82,965
	5,855	(5,826)	29	—	29
Management fees	—	—	—	7,731	7,731
Other	474	556	1,030	2,620	3,650
Total net revenues	199,456	266,483	465,939	10,351	476,290
Expenses	160,884	121,200	282,084	8,734	290,818
Income before provision for income taxes	$38,572	$145,283	$183,855	$1,617	$185,472
Segment assets at quarter end	$4,708,512	$11,626,311	$16,334,823	$26,988	$16,361,811
(1)	All revenues are from external customers.

	Nine months ended September 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$328,796	$68,382	$397,178	$—	$397,178
Loan origination fees	108,059	—	108,059	—	108,059
Fulfillment fees from PennyMac Mortgage Investment Trust	22,895	—	22,895	—	22,895
Net loan servicing fees	—	480,289	480,289	—	480,289
Net interest expense:
Interest income	194,566	273,416	467,982	—	467,982
Interest expense	189,691	277,585	467,276	—	467,276
	4,875	(4,169)	706	—	706
Management fees	—	—	—	21,510	21,510
Other	1,925	1,118	3,043	6,037	9,080
Total net revenue	466,550	545,620	1,012,170	27,547	1,039,717
Expenses	436,582	340,425	777,007	24,849	801,856
Income before provision for income taxes	$29,968	$205,195	$235,163	$2,698	$237,861
Segment assets at period end	$5,485,039	$13,441,925	$18,926,964	$22,350	$18,949,314
(1)	All revenues are from external customers.

	Nine months ended September 30, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$515,188	$174,532	$689,720	$—	$689,720
Loan origination fees	141,840	—	141,840	—	141,840
Fulfillment fees from PennyMac Mortgage Investment Trust	55,807	—	55,807	—	55,807
Net loan servicing fees	—	768,498	768,498	—	768,498
Net interest expense:
Interest income	90,145	96,595	186,740	—	186,740
Interest expense	71,236	160,163	231,399	—	231,399
	18,909	(63,568)	(44,659)	—	(44,659)
Management fees	—	—	—	23,758	23,758
Other	1,842	2,072	3,914	6,431	10,345
Total net revenue	733,586	881,534	1,615,120	30,189	1,645,309
Expenses	676,090	343,473	1,019,563	28,228	1,047,791
Income before provision for income taxes	$57,496	$538,061	$595,557	$1,961	$597,518
Segment assets at period end	$4,708,512	$11,626,311	$16,334,823	$26,988	$16,361,811
(1)	All revenues are from external customers.

Note 24—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On October 25, 2023, the Company, through the Issuer Trust issued a $125 million syndicated term loan secured by Ginnie Mae MSRs.

●	On October 26, 2023, the Company announced that the board of directors declared a cash dividend of $0.20 per common share. The dividend will be paid on November 22, 2023 to common stockholders of record as of November 13, 2023.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). We are the managing member of PNMAC, and we operate and control all of the businesses and affairs of PNMAC, and consolidate the financial results of PNMAC and its subsidiaries. We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management:

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PennyMac Mortgage Investment Trust, a mortgage real estate investment trust separately listed on the New York Stock Exchange under the ticker symbol “PMT”.
●	The investment management segment represents our investment management activities relating to PMT, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

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

Business Trends

Due to ongoing inflationary pressures, the U.S. Federal Reserve continued to raise the federal funds rate during the nine months ended September 30, 2023 and continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Higher interest rates and a slowing economy and housing market are expected to continue to reduce the size of the mortgage origination market from an estimated $2.3 trillion in 2022 to a projected range of $1.6 trillion to $1.8 trillion for 2023 according to mortgage lending industry economists.

Lower mortgage transaction volumes and higher interest rates have decreased our mortgage production activities, reduced gains from the redelivery of loans bought out from Ginnie Mae securities, increased competition and lowered profit margins as compared to the same time period in the prior year. Higher interest rates have also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale and reduced prepayment speeds in our mortgage servicing portfolio as compared to the same time period in the prior year. We have also increased our acquisition of conventional loans from PMT during the nine months ended September 30, 2023 and expect the current level of these purchases to continue in the fourth quarter of 2023.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(dollars in thousands, except per share amounts)
Revenues:
Net gains on loans held for sale at fair value	$151,374	$168,694	$397,178	$689,720
Loan origination fees	37,701	34,037	108,059	141,840
Fulfillment fees from PennyMac Mortgage Investment Trust	5,531	18,407	22,895	55,807
Net loan servicing fees	185,374	243,742	480,289	768,498
Net interest income (expense)	9,689	29	706	(44,659)
Management fees from PennyMac Mortgage Investment Trust	7,175	7,731	21,510	23,758
Other	3,464	3,650	9,080	10,345
Total net revenues	400,308	476,290	1,039,717	1,645,309
Expenses:
Compensation	156,909	157,793	441,826	601,532
Technology	39,000	35,647	110,282	105,054
Loan origination	28,889	28,356	87,621	148,620
Servicing	13,242	20,399	40,526	22,204
Marketing and advertising	4,632	7,601	13,451	43,011
Other	30,839	41,022	108,150	127,370
Total expenses	273,511	290,818	801,856	1,047,791
Income before provision for income taxes	126,797	185,472	237,861	597,518
Provision for income taxes	33,927	50,338	56,363	159,628
Net income	$92,870	$135,134	$181,498	$437,890
Earnings per share
Basic	$1.86	$2.59	$3.63	$8.10
Diluted	$1.77	$2.46	$3.44	$7.69
Annualized return on average stockholders' equity	10.6%	15.6%	7.0%	16.9%
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
Income before provision for income taxes by segment:
Mortgage banking:
Production	$25,193	$38,572	$29,968	$57,496
Servicing	101,204	145,283	205,195	538,061
Total mortgage banking	126,397	183,855	235,163	595,557
Investment management	400	1,617	2,698	1,961
	$126,797	$185,472	$237,861	$597,518
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$197,528	$152,878	$472,940	$486,631
During the period:
Interest rate lock commitments issued	$25,091,322	$18,019,364	$67,208,603	$61,017,443
At end of period:
Interest rate lock commitments outstanding			$7,527,726	$7,070,065
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$351,296,915	$303,835,369
Loans held for sale			5,181,866	4,287,585
			356,478,781	308,122,954
Subserviced for PMT			232,914,107	230,978,819
			$589,392,888	$539,101,773

Net assets of PennyMac Mortgage Investment Trust			$1,949,078	$2,017,331
Book value per share			$71.56	$68.26

(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Net income	$92,870	$135,134	$181,498	$437,890
Provision for income taxes	33,927	50,338	56,363	159,628
Income before provision for income taxes	126,797	185,472	237,861	597,518
Depreciation and amortization	13,183	9,434	39,122	23,809
Increase in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(398,871)	(237,192)	(427,512)	(795,084)
Hedging losses associated with MSRs	423,656	164,749	531,565	558,614
Stock‑based compensation	8,814	6,466	20,839	30,689
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	23,949	23,949	71,065	71,085
Adjusted EBITDA	$197,528	$152,878	$472,940	$486,631

Income Before Provisions for Income Taxes

For the quarter ended September 30, 2023, income before provision for income taxes decreased $58.7 million compared to the same period in 2022. The decrease was primarily due to a $58.4 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees and a $17.3 million decrease in Net gains on loans held for sale at fair value due to reduced consumer direct lending volumes, partially offset by a $17.3 million decrease in total expenses primarily due to reductions in servicing and marketing and advertising expenses.

For the nine months ended September 30, 2023, income before provision for income taxes decreased $359.7 million compared to the same period in 2022.The decrease was primarily due to a $292.5 million decrease in Net gains on loans held for sale at fair value due to lower consumer direct lending and early buyout (“EBO”) volumes, a $33.8 million decrease in Loan origination fees due to lower volumes in our consumer direct lending channel, a $32.9 million decrease in Fulfillment fees from PennyMac Mortgage Investment Trust and a $288.2 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees, partially offset by a $245.9 million decrease in total expenses primarily due to reductions in compensation and origination expenses and a $45.4 million increase in net interest income.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of higher interest rates on the overall demand for mortgage loans and the change in the proportion of loans sourced from our different production channels during the quarter and nine months ended September 30, 2023 compared to the same periods in 2022.

During the quarter and nine months ended September 30, 2023, we recognized Net gains on loans held for sale at fair value totaling $151.4 million and $397.2 million, respectively, a decrease of $17.3 million and $292.5 million, respectively, compared to the same periods in 2022. The decreases were primarily due to reduced consumer direct lending volume as well as a decrease in EBO loan redelivery gains as a result of lower volumes and modifications during the quarter and nine months ended September 30, 2023 compared to the same periods in 2022.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(471,830)	$(587,659)	$(1,136,101)	$(1,983,051)
Hedging activities	220,585	570,864	305,133	1,543,568
Total cash losses	(251,245)	(16,795)	(830,968)	(439,483)
Non-cash gains (losses):
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	(9,862)	(121,353)	(5,069)	(378,396)
Loans	22,083	170,887	24,762	347,968
Hedging derivatives	(58,579)	(207,592)	(87,165)	(183,227)
	(46,358)	(158,058)	(67,472)	(213,655)
Mortgage servicing rights resulting from loan sales	450,936	345,077	1,299,992	1,359,632
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,011)	(1,651)	(8,885)	(7,887)
Reductions in liability due to changes in estimate	2,552	1,769	6,005	7,165
Total non-cash gains	403,119	187,137	1,229,640	1,145,255
Total gains on sale from non-affiliates	151,874	170,342	398,672	705,772
From PennyMac Mortgage Investment Trust (primarily cash)	(500)	(1,648)	(1,494)	(16,052)
	$151,374	$168,694	$397,178	$689,720
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$11,707,900	$14,861,276	$37,274,005	$45,660,671
Conventional conforming loans	13,038,041	3,128,087	29,130,619	15,276,045
Jumbo loans	19,715	20,483	121,271	71,209
Closed-end second lien mortgage loans	325,666	9,518	682,708	9,518
	$25,091,322	$18,019,364	$67,208,603	$61,017,443
By production channel:
Consumer direct	$1,706,504	$3,803,865	$6,070,685	$17,241,831
Broker direct	2,988,907	1,864,659	8,362,226	7,611,018
Correspondent	20,395,911	12,350,840	52,775,692	36,164,594
	$25,091,322	$18,019,364	$67,208,603	$61,017,443
At end of period:
Loans held for sale at fair value			$5,186,656	$4,149,726
Commitments to fund and purchase loans			$7,527,726	$7,070,065

Non-Cash Elements of Gain on Sale of Loans Held for Sale

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make commitments to purchase or fund mortgage loans. We recognize this gain in the form of interest rate lock commitment (“IRLC”) derivatives. We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled.

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 297% and 327% of our gains on sales of loans held for sale at fair value for the quarter and nine months ended September 30, 2023, respectively, as compared to 205% and 197% for the same periods in 2022. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.0 million and $8.9 million for the quarter and nine months ended September 30, 2023, respectively, compared to $1.7 million and $7.9 million for the same periods in 2022. The increases in the provision relating to current loan sales were primarily attributable to a change in the mix between government guaranteed and conventional loans sold for the quarter and nine months ended September 30, 2023 compared to the same periods in 2022.

We also recorded reductions in the liability of $2.6 million and $6.0 million for the quarter and nine months ended September 30, 2023, respectively, compared to $1.8 million and $7.2 million for the same periods in 2022. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$53,866	$25,061	$35,961	$15,079
New indemnifications	11,681	7,441	31,509	18,807
Less indemnified loans sold, repaid or refinanced	593	870	2,516	2,254
Loans indemnified at end of period	$64,954	$31,632	$64,954	$31,632
Repurchase activity:
Total loans repurchased	$14,598	$31,666	$39,695	$77,215
Less:
Loans repurchased by correspondent lenders	7,488	4,192	16,400	20,041
Loans repaid by borrowers or resold with defects resolved	9,483	39,652	66,899	53,312
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(2,373)	$(12,178)	$(43,604)	$3,862
Losses charged to liability for representations and warranties	$1,114	$2,031	$4,810	$7,056

At end of period:
Unpaid principal balance of loans subject to representations and warranties			$335,044,546	$285,532,190
Liability for representations and warranties			$30,491	$37,187

During the quarter and nine months ended September 30, 2023, we repurchased loans totaling $14.6 million and $39.7 million, respectively. We charged losses of $1.1 million and $4.8 million to the liability during the quarter and nine months ended September 30, 2023, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

The recent increases in interest rates may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans, may increase the level of borrower defaults and may increase the level of repurchases we are required to make, thereby making it more difficult to minimize losses on repurchased loans. We expect these developments may increase the losses we incur in relation to our recorded liability for representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees increased $3.7 million during the quarter ended September 30, 2023 compared to the same period in 2022 primarily due to an increase in production volume in our correspondent channel. Loan origination fees decreased $33.8 million during the nine months ended September 30, 2023 compared to the same period in 2022 due to a decrease in the volume of consumer direct loans we produced.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $12.9 million and $32.9 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to decreases in loans produced on PMT’s behalf.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Loan servicing fees	$387,934	$313,080	$1,082,462	$906,688
Effects of MSRs and MSLs	(202,560)	(69,338)	(602,173)	(138,190)
Net loan servicing fees	$185,374	$243,742	$480,289	$768,498

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
From non-affiliates	$328,049	$270,336	$925,865	$774,483
From PennyMac Mortgage Investment Trust	20,257	20,247	61,023	61,670
Other:
Late charges	17,114	12,518	47,350	35,830
Other	22,514	9,979	48,224	34,705
	39,628	22,497	95,574	70,535
	$387,934	$313,080	$1,082,462	$906,688
Average loan servicing portfolio:
MSRs and MSLs	$344,043,773	$300,421,134	$330,589,519	$293,092,214
Subserviced for PMT	$233,625,351	$228,697,367	$234,581,041	$225,042,046

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

Loan servicing fees from non-affiliates and other fees increased during the quarter and nine months ended September 30, 2023 compared to the same periods in 2022. The increases were primarily due to growth of our loan servicing portfolio.

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

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$398,871	$237,192	$427,512	$795,084
Hedging results	(423,656)	(164,749)	(531,565)	(558,614)
	(24,785)	72,443	(104,053)	236,470
Changes in fair value attributable to realization of cash flows	(177,775)	(141,781)	(498,120)	(374,660)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(202,560)	$(69,338)	$(602,173)	$(138,190)
Average balances:
Mortgage servicing rights	$6,787,100	$5,370,855	$6,342,508	$4,889,181
Mortgage servicing liabilities	$1,890	$2,285	$1,976	$2,472
At end of period:
Mortgage servicing rights			$7,084,356	$5,661,672
Mortgage servicing liabilities			$1,818	$2,214

Changes in fair value of MSRs attributable to changes in fair value inputs increased during the quarter ended September 30, 2023 compared to the same period in 2022 and decreased during the nine months ended September 30, 2023 compared to the same period in 2022. The increase was due to the effect of a more significant increase in interest rates on a larger MSR asset during the quarter ended September 30, 2023 compared to 2022, and the decrease was due to a less significant increase in interest rates during the nine months ended September 30, 2023 compared to the same period in 2022. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and nine months ended September 30, 2023, realization of cash flows increased compared to the same periods in 2022, primarily due to the growth in our investment in MSRs.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments during the quarter and nine months ended September 30, 2023 and in the same periods in 2022 as well as the cost of the hedges utilized in each period.

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2023	2022

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$333,372,910	$295,032,674
Purchased	17,924,005	19,568,122
	351,296,915	314,600,796
Loans held for sale	5,181,866	3,498,214
	356,478,781	318,099,010
Subserviced for PMT	232,903,327	233,554,875
Total prime servicing	589,382,108	551,653,885
Special servicing subserviced for PMT	10,780	20,797
Total loans serviced	$589,392,888	$551,674,682
Delinquencies:
Owned servicing:
30-89 days	$13,171,223	$11,759,005
90 days or more	7,204,917	7,758,033
	$20,376,140	$19,517,038
Subserviced for PMT:
30-89 days	$2,012,678	$1,913,495
90 days or more	1,028,255	971,048
	$3,040,933	$2,884,543

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of September 30, 2023:

Average
Loan type	UPB	Loan count	Note rate	Seasoning (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

(Dollars and loan count in thousands)
Government (2):

FHA	$126,894,417	641	4.0%	44	319	$198	675	93%	67%	4.9%
VA	120,637,438	442	3.5%	31	328	$273	726	90%	71%	2.0%
USDA	21,039,773	142	3.7%	49	314	$148	698	98%	66%	4.8%
Agency:
Fannie Mae	38,652,060	131	4.2%	24	314	$295	760	72%	59%	0.4%
Freddie Mac	42,153,114	141	4.3%	19	320	$298	755	73%	63%	0.5%
Closed-end second lien mortgage loans	226,931	3	10.1%	5	261	$73	748	17%	16%	0.1%
Other (3)	1,693,182	5	5.8%	10	346	$343	767	71%	66%	0.1%
	$351,296,915	1,505	3.9%	34	321	$233	714	87%	67%	2.9%
(1)	Loan-to-Value
(2)	MSRs and MSLs on government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on MSRs on conventional loans sold to private investors.

Net Interest Income (Expense)

Following is a summary of net interest income (expense):

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Interest income:
Cash and short-term investments	$15,814	$7,759	$53,186	$8,736
Loans held for sale at fair value	65,641	38,945	205,414	124,835
Placement fees relating to custodial funds	85,076	36,290	209,319	53,169
From Townsgate Closing Services, LLC	21	—	63	—
	166,552	82,994	467,982	186,740
Interest expense:
To non-affiliates:
Short-term debt	67,141	26,402	221,229	71,618
Long-term debt	79,625	48,744	221,336	119,445
Other	352	—	850	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,857	5,620	16,781	35,385
Interest on mortgage loan impound deposits	2,888	2,199	7,080	4,951
	156,863	82,965	467,276	231,399
	$9,689	$29	$706	$(44,659)

Net interest income increased $9.7 million and $45.4 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increases were primarily due to:

●	an increase in placement fees we receive relating to custodial funds that we manage due to increased earning rates;

●	an increase in interest income from cash balances and interest income from loans held for sale reflecting higher interest rates; partially offset by
●	an increase in interest expense on borrowings due to the higher interest rate environment and to growth in our balance sheet.

Management Fees from PennyMac Mortgage Investment Trust

Management fees from PMT summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Base management	$7,175	$7,731	$21,510	$23,758
Performance incentive	—	—	—	—
	$7,175	$7,731	$21,510	$23,758
Net assets of PMT at end of period			$1,949,078	$2,017,331

Management fees decreased $556,000 and $2.2 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease was due to a decrease in PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Salaries and wages	$93,788	$97,992	$279,263	$356,060
Severance	10	1,105	3,326	13,696
Incentive compensation	36,447	31,471	80,178	125,014
Taxes and benefits	17,850	20,759	58,220	76,073
Stock and unit-based compensation	8,814	6,466	20,839	30,689
	$156,909	$157,793	$441,826	$601,532
Head count:
Average	4,176	4,911	4,162	5,877
Period end			4,129	4,732

Compensation expense decreased $884,000 and $159.7 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to work force reductions necessitated by reductions in loan production and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets for the nine month period.

Loan Origination

Loan origination expense increased $533,000 for the quarter ended September 30, 2023 compared to the same period in 2022 and decreased $61.0 million during the nine months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to lower consumer direct origination volume.

Servicing

Servicing expenses decreased $7.2 million during the quarter ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a decrease in provision for losses on servicing advances resulting from lower outstanding servicing advance balances during the quarter ended September 30, 2023 compared to the same period in 2022. Servicing expenses increased $18.3 million during the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily due to the non-recurrence in 2023 of the reversal of the provision for estimated servicing advance losses that was recognized during 2022 as COVID-19 related delinquencies decreased significantly.

Marketing and Advertising

Marketing and advertising expense decreased $3.0 million and $29.6 million during the quarter and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases were primarily due to decreased marketing expenses for consumer direct lending and brand marketing during the quarter and nine months ended September 30, 2023 compared to the same periods in 2022.

Provision for Income Taxes

Our effective income tax rates were 26.8% and 23.7% during the quarter and nine months ended September 30, 2023, respectively, compared to 27.1% and 26.7% during the same periods in 2022. The decrease in the effective income tax rates for the quarter and nine months ended September 30, 2023 when compared to the same periods for 2022 results from an increase in favorable permanent tax adjustments and a decrease in income before income taxes in 2023. We have favorable permanent tax adjustments of $0.1 million and $7.5 million with corresponding income before income taxes of $126.8 million and $237.9 million in the quarter and nine months ended September 30, 2023, respectively. For the quarter and nine months ended September 30, 2022, we reported unfavorable permanent tax adjustments of $1.2 million and $1.3 million with corresponding income before income taxes of $185.5 million and $597.5 million, respectively.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2023	2022

	(in thousands)
ASSETS
Cash and short-term investments	$1,182,857	$1,340,730
Loans held for sale at fair value	5,186,656	3,509,300
Derivative assets	103,366	99,003
Servicing advances, net	399,281	696,753
Investments in and advances to affiliates	28,543	37,301
Mortgage servicing rights	7,084,356	5,953,621
Loans eligible for repurchase	4,445,814	4,702,103
Other	518,441	483,773
Total assets	$18,949,314	$16,822,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,910,139	$3,288,875
Long-term debt	4,456,091	3,722,566
	9,366,230	7,011,441
Liability for loans eligible for repurchase	4,445,814	4,702,103
Income taxes payable	1,059,993	1,002,744
Other	504,404	635,247
Total liabilities	15,376,441	13,351,535
Stockholders' equity	3,572,873	3,471,049
Total liabilities and stockholders' equity	$18,949,314	$16,822,584
Leverage ratios:
Total debt / Stockholders' equity	2.6	2.0
Total debt / Tangible stockholders' equity (1)	2.7	2.1
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $2.1 billion from $16.8 billion at December 31, 2022 to $18.9 billion at September 30, 2023. The increase was driven by an increase of $1.7 billion in loans held for sale at fair value, primarily due to higher production volume during the quarter ended September 30, 2023, and an increase of $1.1 billion in MSRs, partially offset by a decrease in servicing advances of $297.5 million, a decrease in loans eligible for repurchase of $256.3 million and a decrease of cash and short-term investment of $157.9 million.

Total liabilities increased $2.0 billion from $13.4 billion at December 31, 2022 to $15.4 billion at September 30, 2023. The increase was primarily due to an increase of $2.4 billion in borrowings to fund our inventory of loans held for sale, partially offset by a decrease of $256.3 million in liability for loans eligible for repurchase. As a result of our increased inventory financing requirements, our leverage ratios increased during the nine months ended September 30, 2023.

Cash Flows

Our cash flows are summarized below:

	Nine months ended September 30,
	2023	2022	Change

	(in thousands)
Operating	$(2,012,508)	$5,543,826	$(7,556,334)
Investing	(377,976)	(483,567)	105,591
Financing	2,239,249	(3,841,670)	6,080,919
Net (decrease) increase in cash and restricted cash	$(151,235)	$1,218,589	$(1,369,824)

The net decrease in cash and restricted cash of $151.2 million during the nine months ended September 30, 2023 is discussed below.

Operating activities

Net cash used in operating activities totaled $2.0 billion during the nine months ended September 30, 2023 compared with net cash provided by operating activities of $5.5 billion during the same period in 2022. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Nine months ended September 30,
	2023	2022

	(in thousands)
Cash flows from:
Loans held for sale	$(2,619,743)	$5,206,560
Other operating sources	607,235	337,266
	$(2,012,508)	$5,543,826

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2023 totaled $378.0 million, primarily due to $450.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $27.7 million used in acquisition of capitalized software, partially offset by $98.1 million received from the sale of interest-only stripped securities. Net cash used in investing activities during the nine months ended September 30, 2022, totaled $483.6 million, primarily due to $810.7 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $59.6 million used in acquisition of capitalized software, partially offset by a $425.6 million decrease in margin deposits.

Financing activities

Net cash provided by financing activities totaled $2.2 billion during the nine months ended September 30, 2023, primarily due to an increase of $2.4 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs. Net cash used in financing activities totaled $3.8 billion during the nine months ended September 30, 2022, primarily due to a decrease of $3.9 billion in short-term borrowings and $354.8 million of common stock repurchases, partially offset by the issuance of a $500 million term note.

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

On August 4, 2023, the Company, the Issuer Trust and PLS entered into two VFN repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The Series 2023-MSRVF2 Master Repurchase Agreement by and between PLS, as seller, and Nomura Corporate Funding Americas, LLC (“Nomura”), as administrative agent and as a buyer, is related to the servicing spread. The Series 2020-SPIADVF1 Master Repurchase Agreement by and between PLS, as seller, and Nomura, as administrative agent and buyer, is related to the servicing advance receivables. The maximum amount outstanding under both repurchase agreements is $350 million and each agreement is set to expire on August 5, 2024.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Average balance	$3,208,434	$1,949,452	$3,800,502	$2,622,581
Maximum daily balance	$4,418,359	$3,490,082	$6,358,007	$7,289,147
Balance at period end			$4,418,297	$3,490,082

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the nine months ended September 30, 2023 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

Our secured financing agreements at PLS require us to comply with various financial and other restrictive covenants. The most significant financial covenants currently include the following:

●	a minimum in unrestricted cash and cash equivalents of $100 million;

●	a minimum tangible net worth of $1.25 billion;

●	a maximum ratio of total indebtedness to tangible net worth of 10:1; and

●	at least one other warehouse or repurchase facility that finances amounts and assets that are similar to those being financed under certain of our existing secured financing agreements.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers.

In August 2022, the Agencies issued revised capital and liquidity requirements. Most of the requirements became effective on September 30, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we are in compliance with Agencies’ revised requirements. The origination liquidity requirements issued by the Agencies will be effective on December 31, 2023 and risk-based capital requirements issued by Ginnie Mae will be effective on December 31, 2024. We believe that we are in compliance with those pending requirements as of September 30, 2023.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2023, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of September 30, 2023, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Atlas Securitized Products, L.P. (warehouse facility)	$1,163,620	$2,620,000	$1,150,000	June 27, 2025
Bank of America, N.A.	$912,887	$1,425,000	$500,000	June 12, 2025
BNP Paribas	$405,498	$600,000	$250,000	September 30, 2025
JP Morgan Chase Bank, N.A. (warehouse facility)	$375,262	$1,000,000	$50,000	June 16, 2025
Royal Bank of Canada	$330,880	$1,000,000	$325,000	August 9, 2024
Wells Fargo Bank, N.A.	$304,986	$600,000	$300,000	May 3, 2025
Barclays Bank PLC	$280,160	$300,000	$150,000	November 13, 2024
Citibank, N.A. (warehouse facility)	$193,891	$620,000	$270,000	June 27, 2025
Morgan Stanley Bank, N.A.	$118,112	$250,000	$100,000	January 27, 2025
Goldman Sachs Bank USA (warehouse facility)	$84,542	$100,000	$100,000	December 23, 2023
Goldman Sachs Bank USA (Ginnie Mae servicing asset facility)	$50,000	$300,000	$200,000	February 7, 2025
Citibank, N.A. (Ginnie Mae servicing asset facility)	$50,000	$380,000	$280,000	February 7, 2025
Atlas Securitized Products, L.P. (Ginnie Mae servicing asset facility)	$50,000	$380,000	$50,000	February 7, 2025
Nomura Corporate Funding Americas (Ginnie Mae servicing asset facility)	$50,000	$350,000	$350,000	August 5, 2024
JP Morgan Chase Bank, N.A. (EBO facility)	$48,459	$500,000	$—	June 9, 2025
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$498,916	$550,000	$—	June 12, 2024
Notes payable
GMSR 2018-GT1 Notes	$650,000	$650,000		February 25, 2025
GMSR 2018-GT2 Notes	$650,000	$650,000		August 25, 2025
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
Barclays FHLMC MSR Facility	$200,000	$200,000	$200,000	November 13, 2024
Unsecured Senior Notes - 5.375%	$650,000	$650,000		October 15, 2025
Unsecured Senior Notes - 4.25%	$650,000	$650,000		February 15, 2029
Unsecured Senior Notes - 5.75%	$500,000	$500,000		September 15, 2031
(1)	Outstanding indebtedness as of September 30, 2023.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2023:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$3,223,281	March 2, 2025	June 27, 2025
Atlas Securitized Products, L.P.	$89,951	March 2, 2024	June 27, 2025
Bank of America, N.A.	$60,451	October 30, 2023	June 12, 2025
Barclays Bank PLC	$34,571	December 28, 2023	November 13, 2024
JP Morgan Chase Bank, N.A.	$29,343	December 1, 2023	June 16, 2025
BNP Paribas	$16,378	December 17, 2023	September 30, 2025
Goldman Sachs Bank USA	$12,769	December 17, 2023	December 23, 2023
Royal Bank of Canada	$12,753	October 21, 2023	August 9, 2024
Citibank, N.A.	$8,819	December 6, 2023	June 27, 2025
Wells Fargo Bank, N.A.	$6,740	December 16, 2023	May 3, 2025
Morgan Stanley Bank, N.A.	$5,368	December 16, 2023	January 27, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$4,056	June 9, 2025	June 9, 2025
(1)	The borrowing facilities with Atlas, Citibank, N.A., Goldman Sachs Bank USA and Nomura Corporate Funding Americas are in the form of a sale of a variable funding note under an agreement to repurchase.

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

All debt financing arrangements that matured between September 30, 2023 and the date of this Report have been renewed or extended and are described in Note 12—Short-Term Debt to the accompanying consolidated financial statements.

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

Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2023 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2023, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$386,670	$187,217	$92,152	$(89,373)	$(176,093)	$(342,038)
Pricing spread	$412,636	$200,599	$98,923	$(96,272)	$(189,990)	$(370,130)
Annual per-loan cost of servicing	$175,238	$87,619	$43,810	$(43,810)	$(87,619)	$(175,238)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2023.

Stock Repurchase Program

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase our common stock during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As of September 30, 2023, none of the Company’s directors or Section 16 officers adopted, modified or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K).

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

10.1	Series 2023-MSRVF2 Master Repurchase Agreement, dated as of August 4, 2023, by and among PennyMac Loan Services, LLC and Nomura Corporate Funding Americas, LLC.	8-K	August 10, 2023
10.2	Series 2020-SPIADVF1 Master Repurchase Agreement, dated as of August 4, 2023, by and among PennyMac Loan Services, LLC and Nomura Corporate Funding Americas, LLC.	8-K	August 10, 2023
10.3	Guaranty, by Private National Mortgage Acceptance Company, LLC, as guarantor, in favor of Nomura Corporate Funding Americas, LLC, dated as of August 4, 2023.	8-K	August 10, 2023

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2023 and September 30, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and nine months ended September 30, 2023 and September 30, 2022, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: October 31, 2023	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 31, 2023	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)