Form 10-K
period 2023-12-31
PennyMac Financial Services, Inc.
filed 2024-02-21
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $1,520,890,024 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 16, 2024, the number of outstanding shares of common stock of the registrant was 50,428,189.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2024 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-K

December 31, 2023

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in macroeconomic and U.S. real estate market conditions;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”) and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes in real estate values, housing prices and housing sales;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity and compliance with financial covenants;

●	our substantial amount of indebtedness;

●	increases in the number of loan delinquencies and defaults;

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant contributor to our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights;

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for PMT, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

We operate and control all of the business and affairs and consolidate the financial results of Private National Mortgage Acceptance Company, LLC (“PNMAC”) and its subsidiaries described below:

●	Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the U.S. Department of Veterans Affairs (“VA”) and the United States Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands, and originate loans in all 50 states and the District of Columbia, either because it is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

●	Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT.

We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management.

●	The production segment performs loan origination, acquisition and sale activities for our account as well as for PMT.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PMT.
●	The investment management segment performs investment management activities for PMT, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

Following is a summary of our segments’ results:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Net revenues:
Production	$643,033	$865,177	$2,306,764
Servicing	721,394	1,080,500	817,295
Investment management	37,229	40,078	43,302
	$1,401,656	$1,985,755	$3,167,361
Income before income taxes:
Production	$69,325	$48,480	$1,044,411
Servicing	109,669	613,626	306,678
Investment management	4,637	3,141	8,094
	$183,631	$665,247	$1,359,183
Total assets at year end:
Production	$4,863,341	$3,866,934	$8,934,032
Servicing	13,954,836	12,929,233	9,821,436
Investment management	26,386	26,417	21,144
	$18,844,563	$16,822,584	$18,776,612

Unpaid principal balance ("UPB") of loans purchased and originated for our account and for PMT	$99,435,041	$109,115,829	$234,597,882
UPB of loans serviced for PMT and non-affiliates at year end	$607,216,769	$551,674,682	$509,708,281
PMT assets under management at year end	$1,957,090	$1,962,815	$2,367,518

Mortgage Banking

Loan Production

Our loan production segment sources new prime credit quality residential conventional and government-insured or guaranteed mortgage loans through three channels: correspondent production, consumer direct lending and broker direct lending as described below.

Correspondent Production

In correspondent production we manage, on behalf of PMT and for our own account, the purchase from non-affiliates of mortgage loans that have been underwritten to investor guidelines. Our correspondent loans historically have been directed to each entity based on the guarantor of the mortgage-backed securities (“MBS”) created from the loans: our production focus has historically been on loans insured or guaranteed by the FHA, VA or USDA for sale into MBS guaranteed by Ginnie Mae, whereas PMT’s production focus has been on loans that can be sold into MBS guaranteed by Fannie Mae or Freddie Mac. In 2022, we began to acquire certain loans for our own account that can be sold into MBS guaranteed by Fannie Mae and Freddie Mac.

The mortgage loan production arrangement between us and PMT exists, in part, because PMT is not approved as an issuer of Ginnie Mae guaranteed MBS. As a result, PMT sells the government-insured or guaranteed loans that it purchases from correspondent sellers to us and we pay PMT a sourcing fee ranging from one to two basis points, based on the average number of calendar days that PMT holds loans before our purchase. We generally pool the government-insured or guaranteed loans into Ginnie Mae guaranteed MBS and then sell such MBS to institutional investors. We also purchase certain conventional loans from PMT under the same agreement.

In our correspondent production activities, for loans we source for our own account, we earn loan origination fees from the correspondent sellers, interest income on the loans during the time we hold such loans, gains or losses from the date we make a commitment to purchase the loans through the sale of these loans, and, in connection with such sales, we generally retain and recognize the fair value of the contractual rights to service the loans on behalf of the purchaser of the loans. These servicing contracts are referred to as mortgage servicing rights (“MSRs”).

In our loan fulfillment activities in support of PMT’s correspondent production activities and only for loans purchased for PMT’s account, we earn fulfillment fees and tax service fees. We may also serve as a correspondent seller of newly originated loans from our consumer direct and broker direct lending channels to PMT under a mortgage loan purchase agreement. When we sell loans to PMT, PMT obtains the MSRs relating to such loans. As such, our gains on sales of loans to PMT are primarily cash gains.

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

Broker Direct Lending

In broker direct lending, we obtain loan application packages from nonaffiliated mortgage loan brokers, underwrite and fund the resulting loans for sale. In our broker direct lending activities, we earn origination fees and interest income, gains or losses from the date we make a commitment to fund the loan through the sale of these loans, and, in sales to entities other than PMT, we retain and recognize the fair value of the associated MSRs.

Our loan production activities are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
UPB of loans purchased and originated for sale through our:
Correspondent lending channel, from PennyMac Mortgage Investment Trust	$71,618,697	$49,680,267	$64,774,728
Consumer direct channel	4,795,548	15,405,697	43,060,266
Broker direct channel	8,122,495	6,939,834	16,759,314
	84,536,740	72,025,798	124,594,308
UPB of conventional loans fulfilled for PennyMac Mortgage Investment Trust	14,898,301	37,090,031	110,003,574
Total loan production	$99,435,041	$109,115,829	$234,597,882

The effect of our loan production transactions with PMT on our financial statements are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Net losses on loans held for sale at fair value:
Net losses on loans held for sale to PMT	$—	$(2,820)	$—
Mortgage servicing rights and excess servicing spread recapture incurred	(1,784)	(13,744)	(51,473)
	(1,784)	(16,564)	(51,473)
Fulfillment fee revenue	27,826	67,991	178,927
Tax service fees earned from PMT included in Loan origination fees	3,216	8,418	26,126
	$29,258	$59,845	$153,580
Sourcing fees paid to PMT included in cost of loans purchased	$7,162	$4,968	$6,472

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

We service loans both as the owner of MSRs and mortgage servicing liabilities (“MSLs”) and as the subservicer on behalf of PMT.

The UPB of our loan servicing portfolio is summarized below:

	December 31,
	2023	2022

	(in thousands)
Mortgage servicing rights and mortgage servicing liabilities:
Originated	$352,790,614	$295,032,674
Purchased	17,478,397	19,568,122
	370,269,011	314,600,796
Loans held for sale	4,294,689	3,498,214
Total owned servicing	374,563,700	318,099,010
Subserviced for PennyMac Mortgage Investment Trust	232,653,069	233,575,672
	$607,216,769	$551,674,682

Our responsibilities and risks relating to loans we service in arrangements where we own the MSRs or MSLs differ from those where we act as subservicer for the owner of the servicing rights. As the owner of the servicing rights:

●	We recognize our investment in the servicing rights received in loan sale transactions where we retain the contractual obligation to service the loans as well the investment we make when we buy MSRs or the liability we incur when we assume MSLs. We carry these assets and liabilities at fair value and as such they are subject to subsequent changes in fair value owing to the anticipated realization of the cash flows from the asset or liability or to changes in the market for such MSRs and MSLs;

●	Because our investment in MSRs can be significant and the fair value of this asset is sensitive to changes in prepayment activity, the cost to service the loans and marketplace return requirements, we incur costs to hedge this investment – primarily the risk of changes in fair value arising from changes in prepayment speeds in response to changes in interest rates;

●	We are responsible for advancing our corporate funds to protect the loan owners’ interest in the collateral securing such loans for such items as hazard insurance, property taxes and foreclosure-related costs, subject to future reimbursement, as well as advancing delinquent principal and interest payments to MBS holders; and

●	As the owner of Ginnie Mae MSRs, we have the option to purchase loans that are at least three months delinquent out of the underlying Ginnie Mae securities as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities, or we may be required to purchase loans out of Ginnie Mae securities if there has been a modification of the loans’ terms. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency and after a minimum required period of reperformance, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security.

As the subservicer for the owner of servicing rights, we do not carry the related MSRs or MSLs on our balance sheet and therefore do not recognize or hedge changes in the fair value of MSRs or MSLs and are generally not responsible for financing the advance of corporate funds to protect the loan owners’ interest in the collateral securing such loans. As a result, the fees we earn from such arrangements are generally less on a per-loan basis than those we earn from holding MSRs and MSLs.

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Net loan servicing fees:
From non-affiliates:
Loan servicing fees:
Contractually specified	$1,268,650	$1,054,828	$875,570
Other	134,949	91,894	118,884
	1,403,599	1,146,722	994,454
Effect of MSRs and MSLs:
Realization of cash flows	(662,375)	(523,495)	(347,576)
Other changes in fair value of MSRs and MSLs	56,807	877,671	(68,330)
Hedging results	(236,778)	(631,484)	(475,215)
	(842,346)	(277,308)	(891,121)
Net loans servicing fees from non-affiliates	561,253	869,414	103,333
From affiliates:
Loan servicing fees from PennyMac Mortgage Investment Trust	81,347	81,915	80,658
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	—	(1,037)
Net loans servicing fees from affiliates	81,347	81,915	79,621
Net loan servicing fees	$642,600	$951,329	$182,954
Average UPB of loan serviced for:
Non-affiliates	$338,373,762	$297,207,950	$258,759,523
Subserviced for PMT	$234,303,254	$226,817,005	$202,047,495

Investment Management

We are an investment manager through our subsidiary, PCM, which provides investment management services to PMT. We earn management fees as a percentage of PMT’s net assets and may earn incentive compensation based on PMT’s investment performance.

Following is a summary of our management fee revenue:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Base management	$28,762	$31,065	$34,794
Performance incentive	—	—	3,007
	$28,762	$31,065	$37,801
Average of net assets of PMT during the year	$1,917,642	$2,079,851	$2,348,395

Our Business Strategies

Our business strategies include:

Consumer Direct Lending

We expect to grow our consumer direct lending business over time by leveraging our growing servicing portfolio through the recapture of existing customers for refinance and purchase-money loans as well as increasing our non-portfolio originations. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2023, we serviced 2.4 million loans. In 2023, 2022 and 2021, we funded $4.8 billion, $15.4 billion and $43.1 billion of mortgage loans, respectively, through our consumer direct lending channel as market interest rates increased and refinance volumes decreased. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best-in-class customer service.

Broker Direct Lending

According to Inside Mortgage Finance, the broker lending channel represented approximately 16% of U.S. residential mortgage originations in 2023. In 2023, 2022 and 2021, we funded $8.1 billion, $6.9 billion and $16.8 billion of mortgage loans, respectively, through our wholesale-broker channel, which is comprised of loans from both the broker segment as well as loans purchased through our non-delegated correspondent segment. We plan on growing our mortgage loan volume in this channel through the addition of new broker and non-delegated partner relationships, as well as expansion of existing relationships enabled by our leading broker technology platform.

Correspondent Lending

We expect to support our correspondent production market share by expanding the number and types of sellers from which we purchase loans. We also expect to increase the proportion of our sellers’ production volumes that we purchase as we continue to expand to the loan products and services we offer. We believe that we are well positioned to continue generating significant business in this channel based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes. In 2023, 2022 and 2021, we purchased $71.6 billion, $49.7 billion and $64.8 billion of mortgage loans, respectively, through our correspondent lending channel. In 2023, 2022, and 2021, we also fulfilled $14.9 billion, $37.1 billion and $110.0 billion of mortgage loans subject to fulfillment fees, respectively, for PMT.

Mortgage Loan Servicing

We expect to grow our servicing portfolio through loan production activities, as our correspondent production for our own account and consumer and broker direct lending add new servicing for owned MSRs, and correspondent conventional production for PMT’s account adds new subservicing. We or PMT may also grow our servicing portfolio through acquisitions. In 2023, our loan production totaled $99.4 billion in UPB. Our MSRs were backed by loans with UPBs totaling $370.2 billion as of December 31, 2023.

Expansion into New Markets and Products

We regularly evaluate opportunities to grow our business, including expansion into new markets and providing additional services to our customers directly or through external partnerships. We continue to develop new products to satisfy demand from customers in each of our production channels and respond to changing circumstances in the market for mortgage-related financing. For example, our recently introduced closed-end second lien mortgage loan is offered to certain borrowers and is secured by a second lien on the mortgaged property subordinate to the rights of the first lien mortgage holder as well as other potential senior liens.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $16.0 trillion of outstanding debt as of September 30, 2023. According to Inside Mortgage Finance, first lien mortgage loan origination volume was approximately $1.4 trillion in 2023. Many of the largest financial institutions, primarily banks which had historically held the majority of the market share in mortgage origination and servicing, have reduced their participation in the mortgage market creating opportunities for non-bank participants.

Competition

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

In our loan production segment, we compete primarily on the basis of customer service, marketing penetration, customer network, product offerings, technical knowledge, manufacturing quality, speed of execution, and rates and fees.

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

The demand for loans made to refinance existing loans is most significantly influenced by movements in interest rates and, to a lesser extent, to changes in property values and employment.

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

We had approximately 3,900 domestic employees as of the end of fiscal year 2023. As of the end of fiscal year 2023, our workforce was 51.8% female and 48.2% male, and the ethnicity of our workforce was 44.3% White, 23.4% Hispanic or Latino, 14.0% Black or African American, 14.2% Asian and 4.1% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, and “Two or More Races” as defined in our EE0-1 Report filed with the Department Labor).

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

We have also taken proactive measures to strategically and sustainably advance equity in the workplace through our Business Resource Groups (“BRG”), diversity initiatives, mentorship programs, and external partnerships with organizations such as the Mortgage Bankers Association and the National Association of Minority Mortgage Bankers of America. We also established leadership goals and created customized initiatives that focus on our continued effort to increase the number of women and underrepresented minorities in management positions throughout our company and its business divisions.

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

Our loan production and loan servicing operations are subject to federal requirements and are regulated at the state level by state licensing authorities and administrative agencies. We, along with certain PNMAC employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review.

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

We must comply with a number of federal consumer protection laws, including, among others:

●	the Real Estate Settlement Procedures Act, and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

●	the Truth in Lending Act, and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans, notices of sale, assignments or transfers of ownership of mortgage loans, new servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements;

●	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

●	the Home Mortgage Disclosure Act and Regulation C thereunder, which require financial institutions to report certain public loan data;

●	the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

●	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;

●	the Gramm-Leach-Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

●	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

●	the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers; and

●	the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas.

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

Item 1A. Risk Factors

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

●	Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.
●	Our revenues are highly dependent on macroeconomic factors and real estate market, mortgage market and financial market conditions.
●	We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.
●	Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.
●	We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable due to delinquencies, defaults and foreclosures that could adversely affect our business, financial condition, liquidity and results of operations.
●	We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.
●	We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.
●	Our acquisition and ownership of mortgage servicing rights exposes us to significant risks.
●	A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances and we may be unable to seek indemnity or require our counterparties to repurchase loans if they breach representations and warranties they make to us.
●	We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.
●	Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.
●	Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information or the personal information of our customers, and/or damage to our business relationships, all of which could negatively impact our financial results.
●	Technology disruptions or failures, including a failure in our information systems or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.
●	Climate change, adverse weather conditions, man-made or natural disasters, pandemics, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service, as well as geographic areas where we conduct business.
●	We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

●	New CFPB or state rules and regulations or more stringent enforcement of existing rules and regulations by these regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.
●	We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.
●	We are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we will be able to obtain or maintain those Agency approvals or state licenses.
●	We rely on PennyMac Mortgage Investment Trust (“PMT”) as a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.
●	A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.
●	Our failure to comply with the extensive amount of regulation applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and for PMT, or in trying to appropriately allocate investment opportunities among ourselves and for PMT.
●	Our risk management efforts may not be effective.
●	Initiating new business activities, developing new products or significantly expanding existing business activities may expose us to new risks and increase our cost of doing business.
●	We operate in a highly competitive market and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

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

Risks Related to Mortgage Production and Servicing

Market and Financial Risks

Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.

Our operations, financial performance and earnings are affected by factors including prevailing interest rates, United States monetary policies or other macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence and demand. For example, the Federal Reserve’s federal fund rate increases in 2022 and 2023 to address rising inflation negatively impacted our business and, as a result, our net revenues decreased from $3.2 billion in fiscal year 2021 to $1.4 billion in fiscal year 2023. In addition, the liquidity of the MBS market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio. The future reduction of the Federal Reserve’s balance sheet or MBS portfolio may result in higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact our investments.

Our financial performance and profitability are directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

●	adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;
●	adversely affect our Ginnie Mae early buyout (“EBO”) loans because modifications would become less economically feasible; and
●	increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production.

A decrease in prevailing interest rates could:

●	cause an increase in the expected volume of loan refinancings, which would require us to record decreases in fair value on our MSRs; and
●	reduce our earnings from our custodial deposit accounts.

Furthermore, borrowings under our warehouse lines of credit, and MSR and servicing advance facilities are [generally] at variable rates of interest, which exposes us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our earnings and cash flows may correspondingly decrease. An event of default, a negative ratings agency action, the perception of financial weakness, an adverse action by a regulatory authority, a lengthening of foreclosure timelines or a general deterioration in the economy that constricts the availability of credit may increase our cost of funds and make it difficult for us to refinance existing debt and borrow additional funds. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates.

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our revenues are highly dependent on macroeconomic factors and real estate market, mortgage market and financial market conditions.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate market, mortgage markets, financial markets and the economy generally. Factors such as inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, government shutdowns, pandemics, climate change and the availability and cost of credit may contribute to increased volatility and unclear expectations for the economy in general and the real estate, mortgage market and financial markets in particular going forward. A significant deterioration in macroeconomic conditions could reduce the amount of disposable income consumers have and negatively impact consumers’ ability to take out new loans and repay existing loans. A destabilization of the real estate market, mortgage market and financial markets or deterioration in these markets also could reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Inflation and future expectations of inflation could also increase our operating expenses and may affect our profitability if the additional operating costs are not recoverable through increased revenues or profit margins. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Delinquencies can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemics, war or terrorist attacks. A decrease in home prices may result in higher loan-to-value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values not decreased. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments.

Increased mortgage delinquencies, defaults and foreclosures may result in lower revenue for loans that we service for the Agencies because we only collect servicing fees from the Agencies for performing loans, and our failure to service delinquent and defaulted loans in accordance with the applicable servicing guidelines could result in our failure to benefit from available monetary incentives and/or expose us to monetary penalties and curtailments. Additionally, while increased delinquencies generate higher ancillary fees, including late fees, these fees may not be recoverable if the related loan is liquidated or due to other regulatory or investor requirements. In addition, an increase in delinquencies lowers the interest income that we receive on cash held in collection and other accounts because there is less cash in those accounts. Also, increased mortgage defaults may ultimately reduce the number of mortgages that we service.

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

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances, and may be required to advance scheduled principal and interest payments to security holders of the MBS into which the loans are sold. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs. Federal, state or local regulatory actions may also result in an increase in the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

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

We may also be subject to additional curtailments to servicing and advance reimbursements if we have not satisfied VA, USDA or FHA timing, service and other regulatory or investor requirements during the foreclosure and conveyance process. Any significant increase in delinquencies, defaults and foreclosures on loans that increase our servicing advances, reduce property value or otherwise delay our ability to dispose of the properties underlying the loan could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.

As of December 31, 2023, we had $8.6 billion of total indebtedness outstanding (approximately $6.1 billion of which was secured) and up to $6.8 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

●	require us to dedicate a substantial portion of cash flow from operations to the payment of principal and interest on indebtedness, including indebtedness we may incur in the future, thereby reducing the funds available for operations, capital expenditures and other general corporate purposes;
●	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including any restrictive covenants, could result in an event of default under the indentures governing the unsecured senior notes or under the agreements governing our other indebtedness which, if not cured or waived, could result in the acceleration of our indebtedness under our other debt instruments or the unsecured senior notes;
●	subject us to increased sensitivity to interest rate increases;
●	make us more vulnerable to economic downturns, adverse industry conditions or catastrophic events;
●	reduce our flexibility in planning for or responding to changing business, industry and economic conditions; and/or
●	place us at a competitive disadvantage to competitors that have relatively less debt than we have.

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

Our ability to finance our business operations and repay maturing obligations rests in large part on our ability to borrow money. Unlike some of our competitors who fund mortgage loans through bank deposits, we generally fund our mortgage loans through borrowings under warehouse facilities and other financing arrangements from banking institutions and private equity firms and with funds from our operations. Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We require new and continued financing to fund mortgage loans and operate our business. We are generally required to renew many of our financing arrangements on a regular basis, which exposes us to refinancing and interest rate risks. Our ability to refinance our existing financial obligations and borrow additional funds is affected by a variety of factors beyond our control including:

●	limitations imposed on us under our financing agreements that contain restrictive covenants and borrowing conditions, which may limit our ability to raise additional debt;
●	restrictions imposed upon us by regulatory agencies that mandate certain minimum capital and liquidity requirements;
●	liquidity in the credit markets;
●	prevailing interest rates;
●	the strength of the lenders from which we borrow, and the regulatory environment in which they operate, including changing capital requirements;
●	limitations on borrowings from financing arrangements imposed by the amount of eligible collateral pledged, which may be less than the borrowing capacity of the credit facility; and
●	accounting changes that may impact calculations of covenants in our financing arrangements.

We are also dependent on a limited number of banking institutions and private equity firms to extend us credit on terms that we have determined to be commercially reasonable. These banking institutions and private equity firms are subject to their own risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Certain financial firms have already exited the mortgage lending market, and others financial firms may decide to exit the mortgage lending business in the future. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

In the event that any of our financial arrangements is terminated or is not renewed, or if the principal amount that may be drawn under our funding agreements that provide for immediate funding at closing were to significantly decrease, we may be unable to find replacement financing on commercially favorable terms, or at all, which could be detrimental to our business.

We finance our loans, MSRs and other assets under secured financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our business, financial condition, liquidity and results of operations.

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

In addition, we invest in certain assets, including MSRs and EBOs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and EBOs under secured financing arrangements. Freddie Mae MSRs are pledged through a special purpose entity to secure borrowings under a master repurchase agreement. Fannie Mae and Ginnie Mae MSRs are pledged to special purpose entities, each of which issues variable funding notes, term loans and term notes that are secured by such Fannie Mae or Ginnie Mae assets, as applicable, and repaid through the servicing cash flows. Some of our EBOs are contributed to a special purpose entity, which issues participation certificates pledged to secure borrowings under a master repurchase agreement. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

Our secured financing arrangements are subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Accordingly, the exercise by any of Fannie Mae, Freddie Mac or Ginnie Mae of its rights under the applicable acknowledgment agreement could result in the extinguishment of our and the secured parties’ rights in the related collateral and result in significant losses to us.

We may in the future utilize other sources of borrowings, including bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our cash flows. We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity and results of operations.

Our financing agreements contain financial and restrictive covenants that could adversely affect our business, financial condition, liquidity and results of operations.

Our various financing agreements require us and/or our subsidiaries to comply with various restrictive covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Incurring substantial debt subjects us to the risk that our cash flows from operations may be insufficient to repurchase the assets that we have sold under our repurchase agreements or otherwise service the debt incurred under our other financing agreements. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. In addition, the repayment of the unsecured senior notes will depend in part on our restricted subsidiaries’ generation of cash flow and our restricted subsidiaries’ ability to make such cash available to us, by dividend, debt repayment or other means. The unsecured senior note indentures contain additional restrictive covenants that may limit our and our restricted subsidiaries’ ability to engage in specified types of transactions, including our ability and/or the ability of our restricted subsidiaries to:

●	pay dividends or distributions, redeem or repurchase equity, prepay subordinated debt and make certain loans or investments;
●	merge or consolidate with another company or sell all or substantially all of our assets;
●	transfer, sell or otherwise dispose of certain assets including capital stock of subsidiaries;
●	enter into transactions with affiliates; and
●	allow to exist certain restrictions on the ability of non-guarantor restricted subsidiaries to pay dividends or make other payments to us.

If we fail to comply with the restrictive covenants and are unable to obtain a waiver or amendment, an event of default would result under the terms of our financing arrangement or could limit our ability to obtain additional financing on acceptable terms, or at all, for working capital and general corporate purposes. If an event of default occurs, our financing arrangements could be immediately due and payable, requiring us to apply all available cash to repay our financing arrangements, and if we were unable to repay or refinance our financial arrangements then any collateral securing the financial borrowing may be sold by our lenders.

Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity and results of operations.

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

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and other changing market conditions. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
●	available interest rate hedging instruments may not correspond directly with the interest rate risk for which protection is sought;
●	the duration of the hedge may not match the duration of the related liability or asset;
●	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

●	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay.

In addition, we may fail to recalculate, re-adjust and execute hedges in an efficient manner. Any hedging activity, which is intended to limit losses, may materially and adversely affect our financial position, operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. A liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. The cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to stockholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

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

We use estimates in determining the fair value of our investments and for credit decisions. If our estimates prove to be inaccurate, we may be required to write down the fair values of our investments or suffer a loss that could adversely affect our business, financial condition, liquidity and results of operations.

Our estimates of the fair value of our MSR investment is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, interest rate changes, costs to service the loans and other market conditions. We use internal financial models that utilize our understanding of inputs used by market participants to value our MSRs to determine the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. Even if the general accuracy of our valuation models is validated, valuations are highly dependent upon the reasonableness of our inputs and the results of the models. If loan delinquencies or prepayment speeds are different than anticipated or other factors perform differently than modeled, the recorded fair value of certain of our MSRs may change. Significant differences in performance could increase the chance that we do not adequately estimate the effect of these factors on our valuations which could result in misstatements of our financial results, restatements of our financial statements, or otherwise materially and adversely affect our business, financial condition, liquidity and results of operations.

Our credit decision models are based on estimates and algorithms that evaluate a number of factors, including behavioral data, transactional data and employment information, which may not effectively predict future loan losses. These credit decision models are continuously updated based on new data and changing macroeconomic conditions. If our credit decisioning models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, or if we are unable to obtain accurate data from borrowers or third parties, our loan process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans, resulting in loan losses.

The geographic concentration of our servicing portfolio may be affected by weaker economic conditions or adverse events specific to certain regions which could decrease the fair value of our MSRs and adversely affect our business, financial condition, liquidity and results of operations.

A decline in the economy or other negative macroeconomic events in certain real estate markets may cause a decline in the fair value of residential properties. To the extent that certain states in which we have greater concentrations of business in the future experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the fair value of our MSRs and adversely affect our loan production businesses. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and decrease when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

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

Most of the loans that we produce are pooled into MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. In addition, the liquidity of the MBS market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio resulting in wider mortgage-backed security spreads. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity because no existing alternative secondary market would likely be willing and able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Furthermore, we would remain contractually obligated to fund loans under our outstanding IRLCs without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we would be required to hold a larger inventory of loans than we have committed facilities to fund or we may be required to repay a portion of the debt secured by these assets, which could materially and adversely affect our business, financial condition and results of operations.

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

Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $30.8 million relating to $354.4 billion in UPB of loans subject to representations and warranties as of December 31, 2023. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT or other purchasers against losses, or repurchase loans from PMT or other purchasers, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation, and regulatory and government proceedings against us and other financial institutions remains high. For example, Black Knight Servicing Technologies, LLC (“Black Knight”) filed a legal claim against us for alleged breach of contract and misappropriation of trade secrets resulting in a final arbitration award against us and a pretax accrual of $158.4 million in our financial results for the fourth quarter of fiscal year 2023. Although we believe the breadth and finality of the arbitration process and award preclude any further litigation against us, there can be no assurance that Intercontinental Exchange, Inc. (as Black Knight's successor-in-interest) will not continue to pursue further litigation, even if frivolous, against us or other companies with which we do business, or that our cost to defend and/or indemnify third parties against any such claims may not be material and adversely impact our business and operations.

Greater than expected investigation costs and litigation, including class action lawsuits associated with compliance related issues, substantial legal liability or significant regulatory or government action against us could also have adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our business results and prospects. Consumers, clients and other counterparties could also become increasingly litigious, and we may experience a significant volume of litigation and other disputes, including claims for contractual indemnification, with counterparties regarding relative rights and responsibilities.

We could also be exposed to potential liability from PCM, our investment management subsidiary who manages PMT, or litigation arising from investor dissatisfaction with PMT’s financial performance or allegations we exercised improper control or influence over PMT. In addition, we are exposed to risks of litigation or investigation relating to transactions with perceived or actual conflicts of interest, and we could be obligated to bear legal, settlement and other costs associated with the defense of such claims (which may be in excess of available insurance coverage). Although we are generally indemnified by PMT, our rights to indemnification may be challenged, and if we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.

We have a number of counterparties and vendors, who provide us with financial, technology and other services that are critical to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms or if we had a disruption in service, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similarly acceptable terms, or at all. Some of these counterparties and vendors have significant operations outside of the United States. If we or our vendors had to curtail or cease operations in these countries due to political unrest or natural disasters and then transfer some or all of these operations to another geographic area, we could experience disruptions in service and incur significant transition costs as well as higher future overhead costs. We may also outsource certain services to vendors located in foreign countries such as India and the Philippines with emerging technology, political and regulatory infrastructures that could result in future business disruptions or reputational damages. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Certain of our officers also serve as officers of PMT, a real estate investment trust we manage that invests in residential mortgage-related assets and is separately listed on the New York Stock Exchange. As we expand the scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities that we manage for PMT. Reputational risk incurred in connection with conflicts of interest could negatively affect our business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain clients, customers, trading counterparties, investors and employees and adversely affect our results of operations.

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Our reputation may also be negatively impacted by our environmental, social, governance and other corporate sustainability practices (“Corporate Sustainability”). In addition, various private third party organizations have developed ratings processes for evaluating companies on their approach to Corporate Sustainability matters. These third party Corporate Sustainability ratings may be used by some investors to assist with their investment and voting decisions. Any unfavorable Corporate Sustainability ratings may lead to reputational damage and negative sentiment among our investors and other stakeholders. These factors could impair our working relationships with government agencies and investors, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading counterparties and employees, significantly harm our stock price and ability to raise capital, and adversely affect our results of operations.

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

Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information or the personal information of our customers, and/or damage to our business relationships, all of which could negatively impact our financial results.

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

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both proprietary and those provided to us by third party service providers including cloud-based computing service providers. System disruptions and failures caused by unauthorized intrusion, malware, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems.

Despite our efforts to ensure the integrity of our systems and our investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Additionally, third party security events at our vendors or service providers could also impact our data and operations via unauthorized access to information or disruption of services. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We are also held accountable for the actions and inactions of our third party vendors and service providers regarding cybersecurity and other consumer-related matters.

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

Technology disruptions or failures, including a failure in our information systems or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.

Many of our services are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including our computer systems, related software applications and cloud-based systems, as well as those of certain third parties and affiliates. Our information systems must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, health pandemics, strikes, and other similar events, and our contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our customers, and could also impair the ability of third parties to provide critical services to us. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business.

Our products rely on software and services from third party vendors and if any of these services became unavailable or unreliable, it could adversely affect the quality and timeliness of services.

We license third party software and depend on services from various third parties for use in our products. For example, we rely on third-party vendors for cloud-based systems and for certain mortgage production and servicing applications. Third party software applications, products, and services are constantly evolving, and we may not be able to maintain or modify our mortgage loan production and servicing offerings to ensure its compatibility with third party offerings following development changes. In addition, some of our competitors, partners, or other service providers may take actions that disrupt the interoperability of our business with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate our business. Loss of the right to use any third party software or services could result in decreased functionality of our [products and services] until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our reputation and our future financial condition and results of operations.

Furthermore, we remain responsible for ensuring that our mortgage loan production and servicing businesses are in compliance with applicable laws and regulations. Despite our efforts to monitor such compliance, any errors or failures of such third party vendors or their software to perform in the manner intended could result in loan defects potentially requiring repurchase. Many of our third party vendors attempt to impose limitations on their liability for such errors, defects or failures, and if enforceable, we may have additional liability to our clients, borrowers or other third parties that could harm our reputation and increase our operating costs. Any failure to do so could adversely affect our ability to deliver effective products to our clients, borrowers and loan applicants and adversely affect our business.

The loss of access to credit, employment, financial and other data from external sources could harm our ability to provide our products and services.

We rely on a wide variety of data sources to provide our services and products, including data collected from applicants and borrowers, credit bureaus, payroll providers, data aggregators, and unaffiliated third parties. If we are unable to access and use data collected from or on behalf of applicants and borrowers, or other third party data, or our access to such data is limited, our ability to provide our services and enable our customers to verify applicant data would be compromised. Any of the foregoing could negatively impact the customer experience of our platform, and the volume and degree of automation in our mortgage loan production and servicing businesses.

The collection, processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulations and conflicting legal requirements.

We receive, transmit and store a large volume of personally identifiable information and other user data. Moreover, there are various federal and state laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information that could give rise to liabilities. Federal privacy requirements such as those under the Gramm-Leach-Bliley Act and Fair Credit Reporting Act are within the regulatory and enforcement authority of the CFPB and Federal Trade Commission. We are also subject to a variety of state laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, such as the California Consumer Privacy Act and the California Privacy Rights Act that provide data privacy rights for California consumers including a private rights of action against businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Failure to comply with any of these privacy laws could result in enforcement action against us, including fines and public censure that could result in serious harm to our reputation, business and have a material adverse effect on our business, financial condition and results of operations.

The success and growth of our business depends upon our ability to adapt to and implement technological changes and to successfully develop, implement and protect proprietary technology.

Our success in the mortgage industry is highly dependent upon our ability to adapt to constant technological changes, successfully enhance our current information technology solutions through the use of third party and our proprietary technologies, and introduce new solutions and services that more efficiently address the needs of our customers.

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

We have developed a workflow-driven, cloud-based loan acquisition platform and while we anticipate that the cloud-based platform will increase scalability and produce other efficiencies, there can be no assurance that the cloud-based platform will prove to be effective or that such correspondent sellers will easily adapt to the cloud-based platform. Any failure to effectively or timely transition to our new system and meet our expectations and the expectations of our correspondent sellers could have a material adverse effect on our business, financial condition and results of operations.

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

The development, implementation and protection of these technologies and becoming more proficient with them may also require significant capital and operating expenditures. As these technological advancements increase in the future, we will need to further develop and invest in these technological capabilities to remain competitive. Moreover, litigation has become required to protect our technologies and such litigation is time consuming and costly.

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

Failures at financial institutions at which we deposit funds or maintain investments could adversely affect us.

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts. We also hold investments and settled funds in accounts at financial institutions acting as brokers or custodians. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. There was significant volatility and instability among banks and financial institutions in 2023 that led to the failures of certain banks. For example, for a period of time, customers of the Silicon Valley Bank did not have access to their funds and there was uncertainty as to when, if at all, customers would have access to funds in excess of federally insured amounts. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.

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

Because we are not a federally chartered depository institution, we generally do not benefit from federal pre-emption of state mortgage loan banking, loan servicing or debt collection licensing and regulatory requirements and must comply with state licensing and compliance requirements in all 50 states, the District of Columbia and other U.S. territories. These state rules and regulations generally provide for, but are not limited to: originator, servicer and debt collector licensing requirements, requirements as to the form and content of contracts and other documentation, employee licensing and background check requirements, fee requirements, interest rate limits, and disclosure and record-keeping requirements.

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

The outcome of the 2024 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that any government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. In addition, on November 3, 2023, FSOC revised its guidance governing the potential designation of nonbank financial companies for supervision by the Federal Reserve Board and application of prudential standards and an “analytic framework” for identifying, assessing, and responding to financial stability risks that could facilitate new nonbank financial company designations. In addition, on August 17, 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers. Most of the requirements became effective on or before December 31, 2023. The risk-based capital requirements issued by Ginnie Mae will be effective on December 31, 2024. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

New CFPB or state rules and regulations or more stringent enforcement of existing rules and regulations by these regulators could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB and state regulators have authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws. The current CFPB administration has stated its intention to aggressively supervise, investigate and, where it deems appropriate, bring enforcement actions against lenders and servicers the CFPB believes are engaged in activities that violate federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage origination and servicing sectors by state attorneys general have increased and may continue to increase. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. We originate mortgage loans directly with borrowers and brokers and assist PMT in acquiring loans from mortgage lenders through our correspondent production activities that qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. We, or PMT, also derive other material financial benefits from our Agency relationships, including the assumption of credit risk on certain loans. Significant changes in our Agency relationships could impact our ability to finance and sell mortgage loans and materially impact our revenues and margin.

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

We are subject to minimum financial eligibility requirements established by the Agencies. For example, on August 2022, the FHFA and Ginnie Mae announced enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers. Most of the requirements became effective on or before December 31, 2023. The risk-based capital requirements issued by Ginnie Mae will be effective on December 31, 2024. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks.

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

The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by PMT. The investment performance that is achieved for the assets that we manage varies over time, and the nature and mix of assets we manage has changed significantly over the past several years. As a result, the change and variance in investment performance can be significant. For example, in fiscal years 2022 and 2023, we did not earn any performance incentive fees due to losses incurred by PMT during the associated performance measurement periods. Accordingly, the management and incentive fees that we have earned in the past based on those returns should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for PMT.

Changes in regulations applicable to our investment management segment could materially and adversely affect our business, financial condition, liquidity and results of operations.

The legislative and regulatory environment in which we operate is constantly evolving. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and PMT, may adversely affect our business. Our ability to succeed in this environment will depend on our ability to monitor and comply with regulatory changes. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. The uncertainty regarding the continued implementation of laws and regulations and their impact on the investment management industry and us cannot be predicted with certainty and will continue to be a risk for our business.

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

Our investment management segment is subject to extensive regulation in the United States. These regulations are designed primarily to ensure the integrity of the financial markets and to protect investors in any entity that we advise and are not designed to protect our stockholders. Consequently, these regulations may limit our activities. These requirements relate to, among other things, fiduciary duties to clients, marketing agreements, conflicts of interest, recordkeeping and reporting requirements, disclosure requirements, compliance procedures and general anti-fraud prohibitions. We are required to maintain an effective compliance program, and are subject to inspection and examinations by the SEC and state regulators.

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

In addition, we and the other entities or accounts that we may manage may participate in some of PMT’s investment strategies now or in the future and may involve or later result in potential conflicts between our interests and those of PMT or such other entities. Any such perceived or actual conflicts of interest could damage our reputation and materially and adversely affect our business, financial condition, liquidity and results of operations.

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

As of December 31, 2023, we have an aggregate of 4.9 million shares of common stock authorized and remaining available for future issuance under our 2022 Equity Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans or future acquisitions would dilute the percentage ownership held by investors who purchase our common stock.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, climate risk and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Our risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on our financial condition or reputation. This framework includes divisions or groups dedicated to enterprise risk management, credit risk, climate risk, corporate sustainability, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

Initiating new business activities, developing new products or significantly expanding existing business activities may expose us to new risks and increase our cost of doing business.

Initiating new business activities, developing new products, or significantly expanding existing business activities, such as our closed-end second lien mortgage loan product, may expose us to new risks and regulatory compliance requirements. For example, our closed-end second lien mortgage loans may result in a higher risk of loss than other loans since our second lien is subordinated to more senior secured loan claims. A closed-end second lien mortgage loan is offered to certain borrowers secured by a second lien on the mortgaged property subordinated to the rights of the first lien mortgage holder as well as other potential senior liens (such as mechanics liens, tax liens, HOA liens, municipal liens and other similar liens and assessments). Due to the priority of the more senior secured claims, the second lien holder may not be able to control the timing, method or procedure of any foreclosure action relating to the closed-end second mortgage loan. In addition, information about the other secured borrowers on the closed-end second mortgage loan may be inaccurate, unavailable or incomplete. Furthermore, any foreclosure or similar proceeds will only be available to satisfy the outstanding balance of a second lien mortgage loan to the extent that the claim of the holders of the first lien and other senior liens have been satisfied in full, including any foreclosure costs.

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

If we cannot maintain effective internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decrease. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in an event of default under one or more of our lending arrangements and/or reduce the market value of shares of our common stock. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could result in misstatements of our financial results or restatements of our financial statements or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Financial institutions and non-bank mortgage lenders and servicers are increasingly competitive in the origination or acquisition of newly originated mortgage loans and the servicing of mortgage loans. Many of these institutions have significantly greater resources and access to capital and financing arrangements than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our loan production and servicing models.

As new and established competitors compete for market share, our mortgage banking businesses may generate lower volumes and/or profit margins. If our loan production volumes and profit margins significantly decrease, then our business, financial condition, liquidity and results of operations could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program

Our cybersecurity and related controls, policies and procedures (“Cybersecurity Program”) are critical business functions protecting our enterprise information systems, data and business operations from external and internal threats. The Cybersecurity Program prioritizes detection, analysis, response and prevention to known, anticipated or unexpected cybersecurity threats, with regular internal and third-party assessments and enterprise risk management governance reviews. The Cybersecurity Program is informed by the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework standard and is integrated into our overall enterprise risk management framework, along with our compliance requirements under federal and state cybersecurity and related regulations.

We have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition. Our Risk Factors include further detail about our material cybersecurity risks.

Our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) each have over 24 years of information system experience and are primarily responsible for implementing the Cybersecurity Program and managing our information security personnel and consultants. The CIO has served in a variety of information technology leadership positions in the finance industry and holds a B.S. in Electrical Engineering. The CISO served in a variety of cybersecurity operations, cybersecurity architecture, and critical infrastructure cybersecurity enhancement programs in the finance industry, the utility industry and in government and holds a B.S.in Management Information Systems and Decision Sciences.

The Cybersecurity Program, which is integrated into our enterprise risk management framework, assesses, identifies and protects our enterprise information systems, data and business operations from various security threats and contains the following elements:

●	Information Security Risk Assessment - Conducting internal and external risk and control assessment, quality control and assurance testing.

●	Identity and Access Management - Managing enterprise identity and access control systems.

●	Security Architecture - Managing security architecture, including secure code deployment standards, architecture security reviews, and cybersecurity advisory support.

●	Security Engineering - Designing, implementing and operating security technologies, including but not limited to malware protections, security event and incident management, data loss prevention, and phishing defenses.

●	Security Operations - Ensuring continuous operational coverage of security events and alerts, maintaining and executing processes for triage, containment, investigation and escalation/communication and threat intelligence.

●	Attack Surface Management - Managing vulnerability and patch management, network penetration testing, application security testing and exercises, including cyber-attack simulations and tabletop exercises with senior management to detect control gaps.

●	Third-Party Assessments - Coordinating, reviewing and analyzing third-party providers’ assessments of the Cybersecurity Program. Internal Audit may also perform a periodic cybersecurity program audit that may be supported by external consulting firms.

●	Third-Party Service Provider Reviews – Identifying and reviewing material risks from cybersecurity threats associated with certain third-party service providers.

Cybersecurity Monitoring and Incident Reporting

We continuously monitor our enterprise information systems and user activity to detect anomalous activity and identify potential security related incidents. Our cybersecurity monitoring and incident reporting program is informed by NIST guidelines and is internally and externally monitored. When a potential cybersecurity incident is detected, we gather the necessary information to classify the incident by type and severity and activate containment plans and response teams depending on the nature of the incident. Cybersecurity incidents that may impact enterprise business operations, compromise critical systems or result in unauthorized access to critical data will be escalated to the CISO and an internal incident response team comprised of senior IT, business operations and compliance personnel to coordinate any internal and external responses. The CISO and the internal incident team will also elevate any material cybersecurity incidents or unauthorized occurrences that jeopardize the confidentiality, integrity or availability of enterprise information to senior management and the board of directors.

Enterprise Risk Management Framework and Governance

The Cybersecurity Program is integrated with our enterprise risk management framework and is primarily managed by the CIO, the CISO, and other information security personnel and consultants, and is overseen by risk management, internal audit, senior management and the board of directors to ensure the confidentiality, integrity and availability of the Company’s enterprise information systems, data and business operations. The Cybersecurity Program utilizes specialized third-party cybersecurity service providers to periodically perform penetration testing across certain internet-facing and business critical applications as well as external and internal network penetration tests.

Our Enterprise Risk Management unit separately provides independent oversight and monitoring of the Cybersecurity Program through periodic quality control testing and regulatory compliance verification of the Cybersecurity Program’s controls. Our Internal Audit unit is an independent corporate function reporting to the board of directors’ Audit Committee that also reviews the effectiveness of the Cybersecurity Program and whether it is effectively integrated into our overall enterprise risk management framework. Additionally, our Enterprise Risk Management and Internal Audit units may from time to time separately engage consulting services to perform independent cybersecurity controls audits and provide expert guidance.

Board of Directors Oversight

The board of directors oversees our cybersecurity risks by periodically evaluating cybersecurity reports from senior management, including the CIO and CISO, as well as reports from the board committees and third-party consultants. The Risk Committee oversees our enterprise risk management framework including risks associated with data security, cybersecurity, IT infrastructure, and data privacy. The Audit Committee oversees the internal and external auditors’ review of our cybersecurity risks.

Management Oversight

Senior management’s Technology Committee, includes the CIO, the CISO and other senior executives who oversee the Company’s enterprise IT infrastructure and ensures that our enterprise information systems are protected from internal and external cybersecurity threats by monitoring cybersecurity controls, risk assessments and information system reports. The Technology Committee, the CIO and the CISO periodically provide cybersecurity reports about our Cybersecurity Program to senior management’s Executive Committee and the board of directors and its Risk Committee.

Item 2. Properties

As of December 31, 2023, we have approximately 15 leased facilities in various locations throughout the United States. Our principal executive offices are located at 3043 & 3059 Townsgate Road, Westlake Village, California 91361 and total approximately 66,000 of leased square feet. Our business segment operations and support offices are primarily in the following locations in the United States:

●	Our servicing segment is primarily located in California, Texas and Nevada.
●	Our production segment is primarily located in California, Texas, Florida, Arizona, Missouri and North Carolina. We maintain loan production centers in California, Tennessee, Minnesota and Hawaii.
●	Our investment management segment and corporate operations are primarily located in California.

We believe that our current facilities are sufficient for the operation of our business. We periodically review our space requirements and we look to expand into new facilities if necessary or consolidate and exit facilities we no longer need, as and when appropriate.

The financial commitments of our leases are disclosed in Note 12— Leases to our consolidated financial statements included in Item 8 of this Report.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, we currently believe that the ultimate disposition of any such pending proceedings and exposure will not have, individually or taken together, a material adverse effect on our financial condition, results of operations, or cash flows. See Note 18 — Commitments and Contingencies, to the financial statements contained in this Report for a discussion of legal proceedings that are incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of February 16, 2024, our shares of common stock were held by 23 holders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2023.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
October 1, 2023 – October 31, 2023	—	$—	—	$212,338,815
November 1, 2023 – November 30, 2023	—	$—	—	$212,338,815
December 1, 2023 – December 31, 2023	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, our board of directors approved an increase to our common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase our common stock during the quarter ended December 31, 2023.

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2023
			Percentage of
Level/Description		Carrying value of assets	Total assets	Total stockholders' equity
		(in thousands)
1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$88,608	0%	3%
2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	3,953,674	21%	112%
3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgements about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	7,683,207	41%	217%
Total assets measured at or based on fair value (1)		$11,725,489	62%	331%
Total assets		$18,844,563
Total stockholders' equity		$3,538,603
(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the asset at its fair value.

At December 31, 2023, $11.7 billion or 62% of our total assets were carried at fair value on a recurring basis and $15.0 million (real estate acquired in settlement of loans (“REO”)), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment of individual properties.

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

$7.7 billion or 41% of our total assets are measured using “Level 3” fair value inputs – significant inputs where there is difficulty observing the inputs used by market participants to establish fair value. Different approaches to valuing those assets or changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

During the three years ended December 31, 2023, we recognized significant changes in the fair value of our holdings of “Level 3” fair value assets and liabilities as shown below:

	Interest	Loans held	Mortgage	Excess	Mortgage
Year ended	rate lock	for sale at	servicing	servicing	servicing		Pre-tax
December 31,	commitments	fair value	rights (1)	spread financing	liabilities (1)	Total	Income

	(positive (negative) effects on net revenues in thousands)
2023	$130,424	68,773	56,757	—	50	$256,004	$183,631
2022	$(624,905)	(66,639)	877,324	—	347	$186,127	$665,247
2021	$489,547	285,501	(136,350)	(1,037)	68,020	$705,681	$1,359,183
(1)	Excludes changes in fair value attributable to realization of cash flows.

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

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our valuation process includes performance of these items’ fair value estimation by specialized staff with significant senior management oversight. We have assigned the responsibility for estimating the fair values of non-interest rate lock commitment (“IRLC”) “Level 3” fair value assets and liabilities to our capital markets valuation staff, which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non- IRLC assets and liabilities. The capital markets valuation staff submits the results of its valuations to our senior management valuation committee, which oversees the valuations. Our senior management valuation committee includes the Company’s chief financial, risk, and capital markets officers as well as other senior members of the Company’s finance, capital markets and risk management staff.

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the marketplace. Market interest rates and our estimate of the probability that a loan will be funded are updated as the loans move through the funding or purchase process and as market interest rates change and these updates may result in significant changes in our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on loans held for sale at fair value in the period of the change. The financial effects of changes in these inputs are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the loan principal and interest payment cash flow component, which decreases in fair value.

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on loans held for sale at fair value for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2023, we held $89.6 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2023:

Change in input (1)	Effect on fair value of IRLC of a change in pull-through rate (2)
(in thousands)
(20)%	$(21,086)
(10)%	$(10,540)
(5)%	$(5,266)
5%	$3,822
10%	$7,162
20%	$13,541
(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

(2)	This analysis holds constant all of the other inputs to show an estimate of the effect on fair value of a change in the pull-through rate. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore this analysis is not a projection of the effects of a shock event or a change in our estimate of an input and should not be relied upon as an earnings projection.

Loans Held for Sale

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of Net gains on loans held for sale at fair value. How we estimate the fair value of loans is based on whether the loans are saleable into active markets with observable fair value inputs.

●	We categorize loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such loans using their quoted market price or market price equivalent. At December 31, 2023, we held $3.9 billion of such loans.

●	We categorize loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value loans arise primarily from the following sources:

-	We may purchase certain delinquent government guaranteed or insured loans from Ginnie Mae guaranteed securitizations included in our loan servicing portfolio. Our right to purchase such loans arises as the result of the loan being at least three months delinquent when we buy the loan. Our ability to purchase delinquent loans provides us with an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans are referred to as early buyout (“EBO”) loans and may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when a repurchased loan either becomes current through completion of a modification of its terms or otherwise after three months of timely payments and when the issuance date of the new security into which the loan is placed is at least 120 days after the date the loan was last delinquent. At December 31, 2023, we held $146.6 million at fair value of such loans.

-	Certain of our loans may become non-saleable into active markets due to our identification of one or more defects or we may repurchase defective loans subject to representations and warranties. At December 31 2023, we held $10.0 million at fair value of such loans.

-	The closed-end second lien mortgage loans we produce do not have an active market with observable inputs that are significant to the estimation of their fair value. At December 31, 2023, we held $322.0 million at fair value of such loans.

We use a discounted cash flow model to estimate the fair value of “Level 3” fair value loans. The significant unobservable inputs used in the fair value measurement of our “Level 3” fair value loans held for sale are discount rates, home price projections and prepayment speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurements.

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

We include changes in fair value of MSRs and MSLs in current period income as a component of Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities. Both our estimate of the change in fair value attributable to realization of cash flows and of other changes in fair value are affected by changes in fair value inputs. In the year ended December 31, 2023, we recognized a $605.6 million net decrease in fair value of MSRs and MSLs: $662.4 million of decrease due to realization of cash flows underlying the fair value of MSRs, partially offset by $56.8 million of increase due to changes in fair value inputs.

We estimate fair value of MSRs and MSLs using a discounted cash flow approach. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs and MSLs are the pricing spread (discount rates), prepayment speed and annual per-loan cost of servicing.

A shift in the market for MSRs and MSLs or a change in our assessment of an input to the valuation of MSRs and MSLs can have a significant effect on their fair value and in our income for the period. The net fair value of MSRs and MSLs that we held at December 31, 2023 was $7.1 billion.

Following is a summary of the effect on fair value of MSRs of various changes to these key inputs at December 31, 2023:

	Effect on fair value of MSRs and MSLs of a change in input value (1)
Change in input	Pricing spread	Prepayment speed	Servicing cost

	(in thousands)
(20)%	$404,028	$474,636	$178,289
(10)%	$196,450	$228,063	$89,145
(5)%	$96,886	$111,857	$44,572
5%	$(94,307)	$(107,757)	$(44,572)
10%	$(186,129)	$(211,643)	$(89,145)
20%	$(362,671)	$(408,638)	$(178,289)
(1)	This analysis holds constant all of the inputs other than the input that is being changed in order to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore these analyses are not projections of the effects of a shock event or a change in our estimate of an input and should not be relied upon as earnings projections.

Accounting Developments

Refer to Note 3 – Significant Accounting Policies ‒ Recently Issued Accounting Pronouncements to our

consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.

Business Trends

Due to significant inflationary pressures, the U.S. Federal Reserve raised the federal funds rates during the first three quarters of 2023, as well as reduced its overall holdings of Treasury securities and MBS. Higher interest rates are expected to contribute to reducing the size of the mortgage origination market from approximately $2.3 trillion in 2022 to an estimated $1.4 trillion in 2023. The mortgage market is expected to grow to approximately $2.0 trillion in 2024 according to mortgage industry economists, with an expectation that interest rates and mortgage rates will decline during the year.

Lower mortgage transaction volumes and higher interest rates decreased our mortgage production activities, reduced gains from the redelivery of loans bought out from Ginnie Mae securities, increased competition and lowered profit margins in our production business in 2023 as compared to the prior year. However, increased regulatory scrutiny and higher potential capital requirements on the banking sector have caused certain banks to reduce their footprint in mortgage products and business lines, leading to reduced competition in some channels. Higher interest rates also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale and reduced prepayment speeds in our mortgage servicing portfolio in 2023 as compared to the prior year. Due to the significant contraction in the mortgage market during the year, we maintained a lower level of operating expenses than we had in prior years when then mortgage market was larger. If interest rates decrease and mortgage volumes increase in 2024 as industry economists project, certain of the trends observed in our business in 2023 may begin to soften or reverse.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands except per share amounts)
Revenues:
Loan production revenues	$719,887	$1,029,483	$3,027,482
Net loan servicing fees	642,600	951,329	182,954
Net interest expense	(4,853)	(41,365)	(90,530)
Management fees from PennyMac Mortgage Investment Trust	28,762	31,065	37,801
Other	15,260	15,243	9,654
Total net revenues	1,401,656	1,985,755	3,167,361
Expenses:
Compensation	576,964	735,231	999,802
Legal settlements	162,770	4,649	(4)
Technology	143,152	139,950	141,426
Loan origination	114,500	173,622	330,788
Servicing	69,433	59,628	109,835
Other	151,206	207,428	226,331
Total expenses	1,218,025	1,320,508	1,808,178
Income before provision for income taxes	183,631	665,247	1,359,183
Provision for income taxes	38,975	189,740	355,693
Net income	$144,656	$475,507	$1,003,490
Earnings per share
Basic	$2.89	$8.96	$15.73
Diluted	$2.74	$8.50	$14.87
Return on average stockholders' equity	4.1%	13.8%	28.9%
Dividends declared per share	$0.80	$0.80	$0.80
Income before provision for income taxes by segment:
Mortgage banking:
Production	$69,325	$48,480	$1,044,411
Servicing	109,669	613,626	306,678
Total mortgage banking	178,994	662,106	1,351,089
Investment management	4,637	3,141	8,094
	$183,631	$665,247	$1,359,183
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$701,162	$591,055	$2,040,581
During the year:
Interest rate lock commitments issued	$92,766,499	$80,143,406	$141,433,359
Common stock closing per share prices:
High	$92.93	$70.10	$70.57
Low	$55.82	$39.73	$56.53
At end of year	$88.37	$56.66	$70.57
At end of year:
Interest rate lock commitments outstanding	$6,349,628	$7,009,119	$14,111,795
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$370,269,011	$314,600,796	$278,385,373
Loans held for sale	4,294,689	3,498,214	9,430,766
	374,563,700	318,099,010	287,816,139
Subserviced for PMT	232,653,069	233,575,672	221,892,142
	$607,216,769	$551,674,682	$509,708,281

Net assets of PennyMac Mortgage Investment Trust	$1,957,090	$1,962,815	$2,367,518
Book value per share	$70.52	$69.44	$60.11
(1)	To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of MSRs net of MSLs, due to changes in the valuation inputs we use in our valuation models, increase (decrease) in fair value of excess servicing spread (“ESS”) payable to PMT, hedging losses (gains) associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital lease and non-recurring items such as significant awards of damages against us due to litigation.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the years indicated:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Net income	$144,656	$475,507	$1,003,490
Provision for income taxes	38,975	189,740	355,693
Income before provision for income taxes	183,631	665,247	1,359,183
Depreciation and amortization	53,214	34,409	28,645
Decrease (increase) in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(56,807)	(877,671)	68,330
Increase in fair value of ESS payable to PennyMac Mortgage Investment Trust	—	—	1,037
Hedging losses associated with MSRs	236,778	631,484	475,215
Stock‑based compensation	27,582	42,552	37,794
Effect of fourth quarter arbitration accrual	158,368	—	—
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	98,396	95,034	70,377
Adjusted EBITDA	$701,162	$591,055	$2,040,581

Comparison of the years ended December 31, 2023, 2022 and 2021

Income Before Provisions for Income Taxes

In the year ended December 31, 2023, we recorded income before provision for income taxes of $183.6 million, a decrease of $481.6 million or 72% from 2022. The decrease was due to a $309.6 million decrease in production revenues (net gains on sales of loans, loan origination fees and fulfillment fees) primarily due to lower production volume and a shift in the mix of production to lower margin channels and a $308.7 million decrease in Net loan servicing fees reflecting decreased valuation of our MSRs, net of hedging results, partially offset by a $102.5 million decrease in total expenses. The decrease in the total expense was primarily due to a $246.5 million reduction in compensation, loan origination and marketing and advertising expenses, partially offset by a $158.1 million increase in legal settlements. The increase in legal settlements expense reflects an arbitrator’s finding in a claim made against us by Black Knight Servicing Technologies, LLC. This claim, which is discussed in detail in Note 18–Commitments and Contingencies to the consolidated financial statements included in this Report, resulted in a charge to our results of operations of $115.8 million net of income taxes or a reduction to earnings per diluted share of common stock of $2.20.

In the year ended December 31, 2022, we recorded income before provision for income taxes of $665.2 million, a decrease of $693.9 million or 51% from 2021. The decrease was primarily due to a $2.0 billion decrease in production revenues primarily due to lower production volume and gain on sale margins across all channels, partially offset by a $768.4 million increase in Net loan servicing fees reflecting improved valuation results in our MSRs, net of hedging results, and a $487.7 million decrease in total expenses, primarily due to reductions in compensation, loan origination and servicing expenses.

Net gains on loans held for sale at fair value

In our production segment, revenues reflect the effects of increasing interest rates on both demand for mortgage loans and gain on sale margins during the years ended December 31, 2023 and 2022, compared to the strong demand due to the historically low interest rate environment that prevailed during 2021.

In the year ended December 31, 2023, we recognized Net gains on loans held for sale at fair value totaling $545.9 million, as compared to $791.6 million and $2.5 billion in 2022 and 2021, respectively. The decrease was primarily due to lower gains from production due to decreased production volumes and gain on sale margins and lower EBO loan redelivery gains due to reduced reperformance and modifications and diminished redelivery margins in the year ended December 31, 2023 compared to 2022 and 2021.

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(1,337,613)	$(2,128,195)	$600,840
Hedging activities	(99,515)	1,347,843	443,341
Total cash (losses) gains	(1,437,128)	(780,352)	1,044,181
Non-cash gains (losses):
Changes in fair values of loans and derivative financial instruments outstanding at end of year:
Interest rate lock commitments	63,749	(296,349)	(354,833)
Loans	(71,425)	188,849	210,961
Hedging derivatives	146,456	(20,879)	(124,200)
	138,780	(128,379)	(268,072)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	1,849,957	1,718,094	1,755,318
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(12,997)	(9,617)	(31,590)
Reductions in liability due to changes in estimate	9,115	8,451	16,037
Total non-cash gains	1,984,855	1,588,549	1,471,693
Total gains on sale from non-affiliates	547,727	808,197	2,515,874
From PennyMac Mortgage Investment Trust (primarily cash)	(1,784)	(16,564)	(51,473)
	$545,943	$791,633	$2,464,401
During the year:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$50,202,197	$57,882,469	$95,070,027
Conventional conforming loans	41,388,408	22,060,564	46,363,332
Jumbo loans	154,899	98,158	—
Closed-end second lien mortgage loans	1,020,995	102,215	—
	$92,766,499	$80,143,406	$141,433,359
By production channel:
Consumer direct	$7,667,490	$18,925,722	$58,018,371
Broker direct	11,149,351	9,625,043	18,920,730
Correspondent	73,949,658	51,592,641	64,494,258
	$92,766,499	$80,143,406	$141,433,359
At end of year:
Loans held for sale at fair value	$4,420,691	$3,509,300	$9,742,483
Commitments to fund and purchase loans	$6,349,628	$7,009,119	$14,111,795

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

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 338% of our gain on sale of loans at fair value for the year ended December 31, 2023, as compared to 217% and 71% in 2022 and 2021, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods.

Interest Rate Lock Commitments, Mortgage Servicing Rights and Mortgage Servicing Liabilities

The methods and key inputs we use to measure and update our measurements of IRLCs, MSRs and MSLs is detailed in Note 6 – Fair value – Valuation Techniques and Inputs to the consolidated financial statements included in this Annual Report.

Representations and Warranties – Loan Repurchases

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

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically assess the adequacy of our recorded liability.

In the years ended December 31, 2023, 2022, and 2021 we recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $13.0 million, $9.6 million, and $31.6 million, respectively. The increase in the provision relating to current loan sales in the year ended December 31, 2023 compared to 2022 was primarily attributable to an increase in loans sold and a change in the mix between government guaranteed or insured loans and conventional loans during 2023. The decrease in provision relating to current loan sales from the year ended December 31, 2021 compared to the year ended December 31, 2022 reflects the decrease in our loan production in 2022.

We also recorded reductions in the liability relating to previously sold loans of $9.1 million, $8.5 million, and $16.0 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The reductions in the liability relating to previously sold loans resulted from those loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
During the year:
Indemnification activity:
Loans indemnified at beginning of year	$35,961	$15,079	$13,788
New indemnifications	43,469	24,016	9,544
Less indemnified loans sold, repaid or refinanced	3,706	3,134	8,253
Loans indemnified at end of year	$75,724	$35,961	$15,079
Repurchase activity:
Total loans repurchased	$50,327	$93,011	$99,496
Less:
Loans repurchased by correspondent lenders	23,327	32,660	37,280
Loans repaid by borrowers or resold	72,511	54,044	25,223
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(45,511)	$6,307	$36,993
Losses charged to liability for representations and warranties	$5,515	$12,266	$4,720

At end of year:
Unpaid principal balance of loans subject to representations and warranties	$354,423,684	$296,774,121	$257,369,777
Liability for representations and warranties	$30,788	$32,421	$43,521

In the year ended December 31, 2023, we repurchased loans with unpaid principal balances totaling $50.3 million and charged $5.5 million in net incurred losses relating to repurchases against our liability for representations and warranties. Our losses arising from representations and warranties have historically been reduced by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

The increases in market interest rates in recent years have affected certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans. Furthermore, these market factors and a potential future economic slowdown may increase the level of borrower defaults, increasing the level of repurchases we are required to make, and may make it more difficult to minimize losses on repurchased loans due to reduced opportunities to refinance loans and decreasing fair values for resales of loans. We expect these developments will increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan origination fees

Following is a summary of our loan origination fees:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Loan origination fee revenue	$146,118	$169,859	$384,154
Unpaid principal balance of loans purchased and originated for sale to non-affiliates	$84,536,740	$72,025,798	$124,594,308

Loan origination fees decreased $23.7 million in the year ended December 31, 2023 compared to 2022, primarily due to a decrease in the volume of consumer direct loans we produced. Loan origination fees decreased $214.3 million in the year ended December 31, 2022 compared to 2021, primarily due to a decrease in loan production volumes.

Fulfillment fees from PennyMac Mortgage Investment Trust

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Fulfillment fee revenue	$27,826	$67,991	$178,927
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$14,898,301	$37,090,031	$110,003,574
Average fulfillment fee rate (in basis points)	19	18	16

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. We charge fulfillment fees based on the number of loans we lock and fulfill for PMT.

Fulfillment fees decreased $40.2 million and $110.9 million in the years ended December 31, 2023 and 2022, respectively, compared to 2022 and 2021, respectively, primarily due to decreases in correspondent loan production volumes for PMT’s account which reflects our purchases of conventional correspondent loans from PMT.

Net loan servicing fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Loan servicing fees	$1,484,946	$1,228,637	$1,075,112
Effects of MSRs and MSLs net of hedging results	(842,346)	(277,308)	(892,158)
Net loan servicing fees	$642,600	$951,329	$182,954

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
From non-affiliates	$1,268,650	$1,054,828	$875,570
From PennyMac Mortgage Investment Trust	81,347	81,915	80,658
Other:
Late charges	65,781	48,166	34,957
Other	69,168	43,728	83,927
	134,949	91,894	118,884
	$1,484,946	$1,228,637	$1,075,112
Average loan servicing portfolio:
MSRs and MSLs	$338,373,762	$297,207,950	$258,759,523
Subserviced for PMT	$234,303,254	$226,817,005	$202,047,495

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the unpaid principal balance of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Annual Report. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees and fees charged to correspondent lenders relating to loans that are repaid shortly after we purchase them.

The increases in loan servicing fees from non-affiliates for the year ended December 31, 2023, compared to 2022 and 2021, were primarily due to growth of our loan servicing portfolio. The increase in other loan servicing fees for the year ended December 31, 2023 compared to 2022 is primarily due to growth in incentive fees we receive for effecting modifications of non-performing loans, partially offset by reduced property reconveyance fees, reflecting reduced loan prepayment activity. The decrease in other loan servicing fees for the year ended December 31, 2022 compared to 2021 was primarily due to a decrease in fees charged to correspondent lenders related to borrower early loan payoffs and decreased recording and release fees charged to borrowers due to the lower prepayment activity we experienced in the then rising interest rate environment compared to 2021.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities Net of Hedging Results

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

Change in fair value of MSR, MSL and ESS and the related hedging results are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$56,807	$877,671	$(68,330)
Hedging results	(236,778)	(631,484)	(475,215)
Change in fair value of excess servicing spread	—	—	(1,037)
	(179,971)	246,187	(544,582)
Changes in fair value attributable to realization of cash flows	(662,375)	(523,495)	(347,576)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(842,346)	$(277,308)	$(892,158)
Average balances:
Mortgage servicing rights	$6,552,321	$5,117,835	$3,347,980
Mortgage servicing liabilities	$1,938	$2,397	$55,623
Excess servicing spread financing	$—	$—	$21,563
At end of year:
Mortgage servicing rights	$7,099,348	$5,953,621	$3,878,078
Mortgage servicing liabilities	$1,805	$2,096	$2,816

Changes in fair value of MSRs and MSLs attributable to changes in fair value inputs decreased in the year ended December 31, 2023 compared to 2022 primarily due to the smaller increase in interest rates in 2023 as compared to 2022. Changes in fair value of MSRs attributable to changes in fair value inputs increased in the year ended December 31, 2022 compared to 2021 primarily due to significant increases in interest rates and resulting decreases in expected future prepayment speeds in 2022. Increasing interest rates reduce the rate of prepayments of the underlying loans associated with the servicing rights, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments in the years ended December 31, 2023 and 2022 compared to lesser or opposite circumstances and effects in 2021.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. Realization of cash flows increased in the year ended December 31, 2023 compared to 2022 and 2021 primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	December 31,
	2023	2022

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$352,790,614	$295,032,674
Purchased	17,478,397	19,568,122
	370,269,011	314,600,796
Loans held for sale	4,294,689	3,498,214
	374,563,700	318,099,010
Subserviced for PMT	232,643,144	233,554,875
Total prime servicing	607,206,844	551,653,885
Special servicing subserviced for PMT	9,925	20,797
Total loans serviced	$607,216,769	$551,674,682
Delinquencies:
Owned servicing:
30-89 days	$14,414,423	$11,759,005
90 days or more	7,635,817	7,758,033
	$22,050,240	$19,517,038
Subserviced for PMT:
30-89 days	$2,208,302	$1,913,495
90 days or more	1,128,212	971,048
	$3,336,514	$2,884,543

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of December 31, 2023:

			Average
Loan type	Unpaid pricipal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$132,565,861	659	4.2%	44	319	$201	676	93%	67%	5.1%
VA	122,926,603	449	3.6%	32	326	$274	727	90%	71%	2.1%
USDA	20,979,474	142	3.8%	51	312	$148	698	98%	66%	5.2%
Government-sponsored entities:
Fannie Mae	42,635,369	141	4.5%	24	316	$302	761	73%	61%	0.5%
Freddie Mac	48,288,176	157	4.7%	19	323	$307	756	74%	64%	0.5%
Closed-end second lien mortgage loans	350,155	5	10.1%	6	255	$75	746	17%	17%	0.1%
Other (3)	2,523,373	7	6.3%	10	348	$345	767	72%	68%	0.1%
	$370,269,011	1,560	4.1%	35	321	$237	715	87%	67%	2.9%
(1)	Loan-to-Value

(2)	MSRs and MSLs on government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.

(3)	Represents MSRs on conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Interest income:
Cash and short-term investments	$68,457	$19,839	$3,280
Loans held for sale at fair value	279,506	172,124	275,176
Placement fees relating to custodial funds	284,877	102,099	21,326
From Townsgate Closing Services, LLC	84	—	—
From PennyMac Mortgage Investment Trust	—	—	387
	632,924	294,062	300,169
Interest expense:
Short-term debt	295,418	112,773	168,285
Long-term debt	309,481	174,847	110,159
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	21,538	40,741	105,430
Interest on mortgage loan impound deposits	9,795	7,066	5,545
Other	1,545	—	—
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	—	1,280
	637,777	335,427	390,699
	$(4,853)	$(41,365)	$(90,530)

Net interest expense decreased $36.5 million in the year ended December 31, 2023 compared to 2022. The decrease was primarily due to:

●	an increase of $182.8 million in placement fees we receive relating to custodial funds that we manage due to increased earning rates;
●	an increase of $107.4 million in interest income from loans held for sale reflecting higher average levels of inventory and interest rates;
●	an increase of $48.6 million in interest income from cash balances reflecting increasing interest rates; and
●	a decrease of $19.2 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of decreased borrower refinancing activity due to the higher interest rates. When a borrower repays a loan, we are responsible in many cases for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of when in the month the borrower repays the loan; partially offset by
●	an increase of $317.3 million in interest expense on borrowings due to the higher interest rate environment, growth in our balance sheet and an increase in the leverage of our balance sheet.

Net interest expense decreased $49.2 million in the year ended December 31, 2022 compared to 2021. The decrease was primarily due to:

●	an increase of $80.8 million in placement fees we receive relating to custodial funds that we manage due to increased earning rates;
●	a decrease of $64.7 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of decreased borrower refinancing activity due to the higher interest rates. The decrease in refinancing activity in our MSR portfolio caused the decrease in the interest shortfall;
●	an increase of $16.6 million in interest income from cash balances reflecting increasing interest rates; partially offset by
●	a decrease of $103.1 million in interest income from loans held for sale reflecting lower average levels of inventory; and
●	an increase of $9.2 million in interest expense on borrowings due to the higher interest rate environment.

Management fees

Management fees are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Base management	$28,762	$31,065	$34,794
Performance incentive	—	—	3,007
	$28,762	$31,065	$37,801
Average of net assets of PMT during the year	$1,917,642	$2,079,851	$2,348,395

Management fees decreased $2.3 million in the year ended December 31, 2023 compared to 2022, reflecting the decrease in PMT’s average shareholders’ equity upon which its base management fees are based. Management fees decreased $6.7 million in the year ended December 31, 2022 compared to 2021, reflecting the decrease in PMT’s average shareholders’ equity upon which its base management fees are based and a decrease in performance incentive fees.

Change in Fair Value of Investment in and Dividends Received from PMT

The results of our holdings of common shares of PMT, which is included in Changes in fair value of investment in, and dividends received from PMT are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Dividends from PennyMac Mortgage Investment Trust	$120	$136	$141
Change in fair value of investment in PennyMac Mortgage Investment Trust	192	(371)	195
Dividends received and change in fair value	$312	$(235)	$336
Fair value of PennyMac Mortgage Investment Trust shares at end of year	$1,121	$929	$1,300

Change in fair value of investment in and dividends received from PMT increased $547,000 in the year ended December 31, 2023 compared to 2022 and decreased $571,000 in the year ended December 31, 2022 compared to 2021, primarily due to changes in the fair value of our investment in PMT. We held 75,000 common shares of PMT during each of the three years ended December 31, 2023.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands)
Salaries and wages	$369,945	$445,779	$594,188
Severance	7,637	18,797	156
Incentive compensation	95,790	135,461	248,551
Taxes and benefits	76,010	92,642	119,113
Stock and unit-based compensation	27,582	42,552	37,794
	$576,964	$735,231	$999,802
Head count:
Average	4,115	5,508	7,118
Year end	3,914	4,135	7,208

Compensation expense decreased $158.3 million and $264.6 million in the year ended December 31, 2023, and 2022, respectively, compared to 2022 and 2021, respectively, primarily due to work force reductions necessitated by reductions in loan production and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets.

Legal settlements

Legal settlement expenses increased $158.1 million for the year ended December 31, 2023 compared to 2022. The increase in legal settlements expense is attributable to the arbitration ruling in a claim made against us by Black Knight Servicing Technologies, LLC and is discussed in detail in Note 18–Commitments and Contingencies to the consolidated financial statements included in this Report.

Loan origination

Loan origination expense decreased $59.1 million and $157.2 million in the year ended December 31, 2023 and 2022, respectively, compared to 2022, and 2021, respectively, due to decreased lending activities.

Servicing

Servicing expense increased $9.8 million in the year ended December 31, 2023 compared to 2022 primarily due to the non-recurrence in 2023 of the reversal of the provision for estimated servicing advance losses that was recognized during 2022 as COVID-19 related delinquencies decreased significantly. Servicing expense decreased $50.2 million in the year ended December 31, 2022 compared to 2021, primarily due to a larger reversal of the provision for estimated servicing advance losses recorded in prior years. The reduction also reflects the improvements in the performance of our servicing portfolio due to the resolution of delinquent loans relating to the COVID-19 pandemic.

Provision for income taxes

For the years ended December 31, 2023, 2022 and 2021, our effective income tax rates were 21.2%, 28.5%, and 26.2%, respectively. The lower effective tax rate for 2023 is primarily due to the permanent differences impact of an increase in deductible compensation along with the reduction in the future tax rate for some states. The decrease in the 2023 effective tax rate is further emphasized by the decrease in income before income taxes. The higher effective income tax rate for 2022 as compared to 2021 is primarily due to the effect of the repricing of the net deferred tax liability resulting from the higher booking tax rate partially offset by the effect of the reduction in the future tax rates for some states as well as the effect of an increase in non-deductible compensation.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2023	2022

	(in thousands)
ASSETS
Cash and short-term investments	$948,639	$1,340,730
Loans held for sale at fair value	4,420,691	3,509,300
Derivative assets	179,079	99,003
Servicing advances, net	694,038	696,753
Investments in and advances to affiliates	30,383	37,301
Mortgage servicing rights at fair value	7,099,348	5,953,621
Loans eligible for repurchase	4,889,925	4,702,103
Other	582,460	483,773
Total assets	$18,844,563	$16,822,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$4,210,010	$3,288,875
Long-term debt	4,393,066	3,722,566
	8,603,076	7,011,441
Liability for loans eligible for repurchase	4,889,925	4,702,103
Income taxes payable	1,042,886	1,002,744
Other	770,073	635,247
Total liabilities	15,305,960	13,351,535
Stockholders' equity	3,538,603	3,471,049
Total liabilities and stockholders' equity	$18,844,563	$16,822,584
Leverage ratios:
Total debt / Stockholders' equity	2.4	2.0
Total debt / Tangible stockholders' equity (1)	2.5	2.1
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $2.0 billion from $16.8 billion at December 31, 2022 to $18.8 billion at December 31, 2023. The increase was primarily due to a $1.1 billion increase in MSRs and a $911.4 million increase in loans held for sale at fair value.

Total liabilities increased by $1.9 billion from $13.4 billion as of December 31, 2022 to $15.3 billion at December 31, 2023. The increase was primarily due to a $1.6 billion increase in borrowings to fund our inventory of loans held for sale and MSRs and a $187.8 million increase in liability for loans eligible for repurchase.

Cash Flows

Our cash flows for the three years ended December 31, 2023 are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Operating	$(1,582,219)	$6,033,235	$2,563,061
Investing	(273,288)	(721,582)	(304,369)
Financing	1,465,339	(4,323,207)	(2,451,380)
Net (decrease) increase in cash and restricted cash	$(390,168)	$988,446	$(192,688)

Operating activities

Net cash (used in) provided by operating activities totaled $(1.6) billion, $6.0 billion, and $2.6 billion in the years ended December 31, 2023, 2022, and 2021, respectively. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash flows from:
Loans held for sale	$(2,190,009)	$5,676,655	$3,102,134
Other operating sources	607,790	356,580	(539,073)
	$(1,582,219)	$6,033,235	$2,563,061

Investing activities

Net cash used in investing activities was $273.3 million in the year ended December 31, 2023, primarily comprised of $242.0 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, a $96.5 million increase in margin deposits and $31.2 million used in acquisition of capitalized software, partially offset by $98.1 million received from the sale of interest-only stripped securities.

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

Financing activities

Net cash provided by financing activities was $1.5 billion in the year ended December 31, 2023, primarily due to a $923.3 million increase in short-term borrowings and a $680 million increase in long-term borrowings. The increase in borrowings reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

Secured debt facilities for MSRs and servicing advances take various forms. Fannie Mae MSRs and Ginnie Mae MSRs and servicing advances are pledged to special purpose entities, each of which issues variable funding notes (“VFNs”) and may issue term notes and term loans that are secured by such Ginnie Mae or Fannie Mae assets. Term notes are issued to qualified institutional buyers under Rule 144A of the Securities Act and term loans are syndicated to banking entities, while the VFNs are sold to bank partners under agreements to repurchase. Freddie Mac MSRs are pledged to a single lender under a bi-lateral loan and security agreement.

On February 7, 2023, the Company, PNMAC GMSR ISSUER TRUST (the “Issuer Trust”), PLS and PNMAC entered into two VFN repurchase agreements as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables: a Series 2023-MSRVF1 Master Repurchase Agreement by and among PLS, as seller, Goldman Sachs Bank USA, as administrative agent and as a buyer, and PNMAC, as a guarantor, related to the excess servicing spread, and a Series 2020-SPIADVF1 Master Repurchase Agreement by and among PLS, as seller, and Goldman Sachs Bank USA, as administrative agent and buyer, related to the servicing advance receivables. The maximum purchase under each repurchase agreement is $300 million and each agreement is set to expire on February 7, 2025. On December 20, 2023, the repurchase agreement was amended and restructured to make PNMAC GMSR VFN Funding, LLC (“GMSR SPV”), the seller with PLS contributing the Ginnie Mae Mortgage servicing rights to GMSR SPV under a contribution, sale and security agreement.

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

On October 25, 2023, the Company, PNMAC, the Issuer Trust and PLS entered into a syndicated series of term loans (the “Series 2023-GTL2 Loan”), as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights, related excess servicing spread and servicing advance receivables. The initial 5-year term of the Series 2023-GTL2 Loan is set to expire on October 25, 2028. The initial note balance of the Series 2023-GTL2 Loan is $125 million.

On December 11, 2023, the Company, together with its subsidiaries, issued $750 million in 7.875% unsecured senior notes due 2029 in a private placement to “qualified institutional buyers”.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Average balance	$3,701,448	$2,580,513	$6,911,843
Maximum daily balance	$6,358,007	$7,289,147	$10,969,029
Balance at year end	$3,769,449	$3,004,690	$7,297,360

The differences between the average and maximum daily balances on our repurchase agreements reflect the fluctuations throughout the years of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

Our debt repurchase agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from a decrease in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

PFSI has issued unsecured senior notes (the “Unsecured Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued).

Our Unsecured Notes contain covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions, including, but not limited to, the following:

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers or issuers

In August 2022, the Agencies issued revised capital and liquidity requirements. Most of the requirements became effective on or before December 31, 2023, for issuers of securities guaranteed by Ginnie Mae and seller/servicers of mortgage loans to Fannie Mae and Freddie Mac. We believe that we are in compliance with Agencies’ revised requirements. The risk-based capital requirements issued by Ginnie Mae will be effective on December 31, 2024. We believe that we are in compliance with those pending requirements as of December 31, 2023.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through December 31, 2023, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through short-term borrowings with major financial institutions in the form of sales of assets under agreements to repurchase and mortgage loan participation purchase and sale agreements. We access the capital market for long-term debt through the issuance of secured notes payable and Unsecured Notes. The issuer under our secured term note facilities is PLS or a wholly-owned issuer trust guaranteed by PNMAC. In addition, we have issued Unsecured Notes guaranteed by certain of our restricted wholly-owned subsidiaries.

Under the terms of these financing agreements, PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2023, we believe we were in compliance in all material respects with these covenants.

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

Our borrowings have maturities as follows:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Assets sold under agreements to repurchase
Atlas Securitized Products, L.P. (warehouse facility)	$1,135,473	$2,625,000	$1,125,000	June 27, 2025
Bank of America, N.A.	$872,148	$1,425,000	$500,000	June 12, 2025
Royal Bank of Canada	$457,743	$1,000,000	$325,000	November 8, 2024
BNP Paribas	$185,425	$600,000	$250,000	September 30, 2025
JP Morgan Chase Bank, N.A. (warehouse facility)	$183,444	$1,000,000	$50,000	June 16, 2025
Morgan Stanley Bank, N.A.	$164,149	$250,000	$100,000	February 6, 2026
Goldman Sachs Bank USA (warehouse facility)	$128,751	$200,000	$100,000	December 8, 2025
Barclays Bank PLC	$118,667	$350,000	$200,000	November 13, 2024
Wells Fargo Bank, N.A.	$114,647	$600,000	$300,000	May 3, 2025
Citibank, N.A. (warehouse facility)	$99,221	$620,000	$270,000	June 27, 2025
Citibank, N.A. (Ginnie Mae servicing asset facility)	$75,000	$380,000	$280,000	June 27, 2025
Atlas Securitized Products, L.P. (Ginnie Mae servicing asset facility)	$75,000	$375,000	$75,000	June 27, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$59,781	$500,000	$—	June 9, 2025
Goldman Sachs Bank USA (Ginnie Mae servicing asset facility)	$50,000	$325,000	$325,000	February 7, 2025
Nomura Corporate Funding Americas (Ginnie Mae servicing asset facility)	$50,000	$350,000	$350,000	August 5, 2024
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$446,406	$550,000	$—	June 12, 2024
Notes payable
GMSR 2018-GT2 Notes	$425,000	$425,000		August 25, 2025
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
Barclays FHLMC MSR Facility	$150,000	$150,000	$150,000	November 13, 2024
Unsecured Notes - 5.375%	$650,000			October 15, 2025
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
(1)	Outstanding indebtedness as of December 31, 2023.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2023:

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Citibank, N.A. & Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$4,002,911	March 25, 2025	June 27, 2025
Atlas Securitized Products, L.P.	$103,737	May 4, 2024	June 27, 2025
Bank of America, N.A.	$79,328	January 29, 2024	June 12, 2025
BNP Paribas	$31,964	March 24, 2024	September 30, 2025
Barclays Bank PLC	$28,314	May 22, 2024	November 13, 2024
Royal Bank of Canada	$25,993	January 21, 2024	November 8, 2024
JP Morgan Chase Bank, N.A.	$15,375	February 19, 2024	June 16, 2025
Goldman Sachs Bank USA	$12,954	April 27, 2024	December 8, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$12,612	October 17, 2024	June 9, 2025
Morgan Stanley Bank, N.A.	$8,788	March 16, 2024	January 27, 2025
Citibank, N.A.	$7,374	February 27, 2024	June 27, 2025
Wells Fargo Bank, N.A.	$6,652	March 11, 2024	May 3, 2025
(1)	The borrowing facility with Atlas Securitized Products, L.P., Citibank, N.A., Goldman Sachs Bank USA and Nomura Corporate Funding Americas is in the form of a sale of a variable funding note under an agreement to repurchase.

On March 16, 2023, the Company, PNMAC, the Issuer Trust, and PLS, consented to assignments of all of the credit facilities provided to the Company by Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, and Credit Suisse AG, Cayman Islands Branch, as a buyer or purchaser, and Alpine Securitization LTD, as a buyer or purchaser. All of the credit facilities were assigned to Atlas Securitized Products, L.P. (“Atlas SP”), Atlas Securitized Products Investments 3, L.P., Atlas Securitized Products Funding 2, L.P., and Nexera Holding LLC.

All debt financing arrangements that matured between December 31, 2023 and the date of this Annual Report have been renewed or extended and are described in Note 14—Short-Term Borrowings to the accompanying consolidated financial statements.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2023, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$474,636	$228,063	$111,857	$(107,757)	$(211,643)	$(408,638)
Pricing spread	$404,028	$196,450	$96,886	$(94,307)	$(186,129)	$(362,671)
Annual per-loan cost of servicing	$178,289	$89,145	$44,572	$(44,572)	$(89,145)	$(178,289)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the Company”) as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 21, 2024

Item 9B. Other Information

(c) Trading Plans

As of December 31, 2023, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K):

●	On December 8, 2023, David A. Spector, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell 100,000 shares of PennyMac Financial Services, Inc. common stock and to sell additional shares of PennyMac Financial Services, Inc. common stock upon the vesting of 24,042 time-based restricted stock unit awards and 30,798 performance-based restricted stock unit awards assuming vesting at target that are subject to a maximum performance multiplier of 187.5%, over a period ending on December 31, 2024.

●	On December 21, 2023, Derek W. Stark, Senior Managing Director, Chief Legal Officer and Secretary, adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) to sell PennyMac Financial Services, Inc. common stock upon the vesting of 3,879 time-based restricted stock unit awards and 3,823 performance-based restricted stock unit awards assuming vesting at target that are subject to a maximum performance multiplier of 187.5%, over a period ending on December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

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

The following table provides information about our former and current equity compensation plans as of December 31, 2023, which consist of the 2013 Equity Incentive Plan and the 2022 Equity Incentive Plan (collectively the “Equity Incentive Plans”):

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	5,141,585	$35.08	4,867,662
Equity compensation plans not approved by security holders (4)	—	—	—
Total	5,141,585	$35.08	4,867,662
(1)	The weighted average exercise price set forth in this column relates only to 3,856,620 shares of stock options outstanding under our Equity Incentive Plans. The remaining securities included in column (a) of this table are performance and time-based restricted stock units, for which no exercise price applies.

(2)	This number includes a general pool of 4,600,000 shares of common stock authorized for future awards, initially authorized under the 2022 Equity Incentive Plan, plus, on or after January 1, 2023, and each January 1st thereafter through January 1, 2032, by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors.

(3)	Represents our Equity Incentive Plans.

(4)	We do not have any equity plans that have not been approved by our stockholders.

The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, CA, PCAOB Auditor ID 34.

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2023.

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

4.11

Indenture, dated as of December 11, 2023, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 7.875% Senior Notes due 2029.

		8-K	December 11, 2023

4.12	Form of Global Note for 7.875% Senior Notes due 2029 (included in Exhibit 4.11).	8-K	December 11, 2023

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 1, 2018.	8-K12B	November 1, 2018

10.2	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.3	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.4	Second Amended and Restated Stockholder Agreement, dated as of March 1, 2023, between PennyMac Financial Services, Inc. and HC Partners LLC.	8-K	March 3, 2023

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.5†	Employment Agreement, dated December 13, 2022, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.6†	Employment Agreement, dated December 13, 2022 among Doug Jones, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.7†	Form of PennyMac Financial Services, Inc. Indemnification Agreement.	10-K	February 25, 2021

10.8†	PennyMac Financial Services, Inc. Change of Control Severance Plan.	8-K	September 28, 2021

10.9†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.10†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	March 9, 2018

10.11†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.12†	Third Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	February 25, 2021

10.13†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement.	8-K	June 17, 2013

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	10-Q	August 2, 2018

10.15†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Stock Option Award Agreement (2019).	10-K	March 5, 2019

10.16†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2020).	10-Q	May 7, 2020

10.17†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (Special Option 2020).	10-K	February 25, 2021

10.18†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non-Employee Directors (2021).	10-K	February 25, 2021

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.19†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	May 6, 2021

10.20†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	August 5, 2021

10.21†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Omnibus Amendment to Stock Option Award Agreements (2021).	10-Q	August 5, 2021

10.22†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan.	10-K	February 22, 2023

10.23†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2023).	10-Q	May 3, 2023

10.24†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2023).	10-Q	May 3, 2023

10.25†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2023).	10-Q	May 3, 2023

10.26†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2023).	10-Q	May 3, 2023

10.27†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2023).	10-Q	May 3, 2023

10.28†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non-Employee Directors (2023).	10-Q	May 3, 2023

10.29†	Separation Agreement and General Release date as of March 21, 2023.	8-K/A	March 24, 2023
10.30	Third Amended and Restated Management Agreement, dated as of June 30, 2020, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.	8-K	July 2, 2020

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.31	Fourth Amended and Restated Flow Servicing Agreement, dated as of June 30, 2020, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	July 2, 2020

10.32	Amendment No. 1 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of March 9, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	May 6, 2021

10.33	Amendment No. 2 to the Fourth Amended and Restated Flow Servicing Agreement, dated as of June 4, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	August 5, 2021

10.34	Amendment No. 3 to Fourth Amended and Restated Flow Servicing Agreement, dated as of September 29, 2021, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.	10-Q	November 4, 2021

10.35	Flow Servicing Agreement, dated as of June 1, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 5, 2022
10.36	Second Amended and Restated Mortgage Banking Services Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

10.37	Amendment No. 1 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 8, 2020, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 25, 2021

10.38

Amendment No. 2 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of September 28, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of October 1, 2022.

		10-Q	November 2, 2022
10.39

Amendment No. 3 to Second Amended and Restated Mortgage Banking Services Agreement, dated as of December 6, 2022, by and between PennyMac Loan Services, LLC and PennyMac Corp., and effective as of November 1, 2022.

		10-K	February 22, 2023
10.40	Second Amended and Restated MSR Recapture Agreement, dated as of June 30, 2020, between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	July 2, 2020

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.41	Amendment No. 1 to Second Amended and Restated MSR Recapture Agreement, dated as of December 8, 2020, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 25, 2021

10.42	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	March 10, 2016

10.43	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 7, 2015

10.44	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 6, 2019

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
10.47

Amendment No. 2 to Third Amended and Restated Base Indenture, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		10-Q	August 5, 2022

10.48

Amendment No. 3, dated February 7, 2023, to the Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., as Indenture Trustee, PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and consented and agreed to by Goldman Sachs Bank USA.

		8-K	February 13, 2023

10.49

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
10.50

Amendment No. 1 to Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 2, 2018

10.51˄

Amendment No. 2 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 24, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 7, 2020

10.52˄

Amendment No. 3 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.53

Amendment No. 4 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 6, 2021

10.54˄

Amendment No. 5 to the Series 2016-MSRVF1 Indenture Supplement, dated as of July 30, 2021, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	August 5, 2021

10.55

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
10.56

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
10.57˄

Amendment No. 8 to Series 2016-MSRVF1 Indenture Supplement, dated as of June 27, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Atlas Securitized Products, L.P.

		10-Q	August 3, 2023

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

10.62˄

Series 2023-GTL2 Indenture Supplement and Loan Agreement, dated as of October 25, 2023, by and among PNMAC GMSR ISSUER TRUST, as issuer, PennyMac Loan Services, LLC, as administrator and servicer, Atlas Securitized Products, L.P., as administrative agent, and the syndicated lenders party thereto.

		8-K	October 26, 2023

10.63	Guaranty, dated as of December 19, 2016, made by Private National Mortgage Acceptance Company, LLC, in favor of PNMAC GMSR ISSUER TRUST.	8-K	December 21, 2016

10.64	Amendment No. 1 to Guaranty, dated as of February 16, 2017, by and between PNMAC GMSR ISSUER TRUST and Private National Mortgage Acceptance Company, LLC.	8-K	February 23, 2017

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.65	Amended and Restated Master Repurchase Agreement, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.	8-K	April 7, 2020
10.66

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	August 5, 2022
10.67

Side Letter Agreement to Series 2016-MSRVF1 Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-K	February 23, 2022

10.68˄

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2016-MSRVF1.

		8-K	August 5, 2021

10.69

Omnibus Amendment No. 1 to Amended and Restated Master Repurchase Agreements, dated as of June 8, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2016-MSRVF1 and SERIES 2020-SPIADVF1.

		10-Q	August 5, 2022
10.70

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
10.71

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

10.72

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

10.73˄

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

		10-Q	August 3, 2023

10.74

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

10.75

Omnibus Amendment No. 3 to the Series 2016-MSRVF1 and Series 2020-SPIADVF1 Side Letter Agreements, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 3, 2023

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date
10.76

Second Amended and Restated Guaranty, dated as of July 30, 2021, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC on behalf of Credit Suisse AG, Cayman Island Branch and Citibank, N.A..

		8-K	August 5, 2021

10.77˄

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2020-SPIADVF1.

		8-K	August 5, 2021

10.78

Amendment No. 2 to SERIES 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	August 5, 2022
10.79

Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of February 7, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Goldman Sachs Bank USA.

		10-Q	August 3, 2023

10.80˄

Amendment No. 1 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 27, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., and Goldman Sachs Bank USA.

		10-Q	August 3, 2023

10.81˄

Joinder and Amendment No. 2 to the A&R Series 2020-SPIADVF1 Indenture Supplement, dated as of August 4, 2023, by an among PNMAC GMSR ISSUER TRUST, Citibank, N.A., Pennymac Loan Services, LLC, Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC and Nexera Holding LLC.

*

10.82

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
10.83

Omnibus Amendment No. 1 to the Side Letter Agreements, dated December 7, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-K	February 23, 2022
10.84

Base Indenture, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, PennyMac Loan Services, LLC, as Servicer and Administrator, and Credit Suisse First Boston Mortgage Capital LLC, as Administrative Agent.

		8-K	May 3, 2021
10.85

Master Repurchase Agreement, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Buyer, PennyMac Loan Services, LLC, as Seller, and Private National Mortgage Acceptance Company, LLC, as Guarantor.

		8-K	May 3, 2021
10.86	Guaranty, dated as of April 28, 2021, made by Private National Mortgage Acceptance Company, LLC, in favor of PFSI ISSUER TRUST – FMSR.	8-K	May 3, 2021
10.87

Master Repurchase Agreement, dated as of April 28, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as Buyer, and PennyMac Loan Services, LLC, as Seller.

		8-K	May 3, 2021

10.88

Amendment No. 1 to the Series 2021-MSRVF1 Repurchase Agreement, dated as of September 8, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 23, 2022

10.89

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
10.90

Joint Amendment No. 4 to the Series 2021-MSRVF1 Repurchase Agreement and Amendment No. 3 to the Series 2021-MSRVF1 Pricing Side Letter, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 3, 2023
10.91	Guaranty, dated as of April 28, 2021, by Private National Mortgage Acceptance Company, LLC, in favor of PennyMac Loan Services, LLC.	8-K	May 3, 2021

10.92	Series 2023-MSRVF2 Master Repurchase Agreement, dated as of August 4, 2023, by and among PennyMac Loan Services, LLC and Nomura Corporate Funding Americas, LLC.	8-K	August 10, 2023

10.93	Series 2020-SPIADVF1 Master Repurchase Agreement, dated as of August 4, 2023, by and among PennyMac Loan Services, LLC and Nomura Corporate Funding Americas, LLC.	8-K	August 10, 2023

10.94	Guaranty, by Private National Mortgage Acceptance Company, LLC, as guarantor, in favor of Nomura Corporate Funding Americas, LLC, dated as of August 4, 2023.	8-K	August 10, 2023
10.95

Amended and Restated SERIES 2020-SPIADVF1 Guaranty, dated as of December 20, 2023, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Loan Services, LLC, PNMAC GMSR VFN Funding, LLC and Goldman Sachs Bank USA.

*

10.96

Amended and Restated SERIES 2023-MSRVF1 Guaranty, dated as of December 20, 2023, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Loan Services, LLC, PNMAC SPIA VFN Funding, LLC and Goldman Sachs Bank USA.

*

10.97

SERIES 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of December 20, 2023, by and among Goldman Sachs Bank USA, PNMAC SPIA VFN Funding, LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*

10.98

SERIES 2023-MSRVF1 Amended and Restated Master Repurchase Agreement, dated as of December 20, 2023, by and among Goldman Sachs Bank USA, PNMAC GMSR VFN Funding, LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 15-68669 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97	Recoupment of Incentive Compensation Policy For Executive Officers.	*

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (ii) the Consolidated Statements of Income for the years ended December 31, 2023 and December 31, 2022, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2023 and 2022, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) – Refer to Notes 3, 6 and 9 to the Financial Statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (“prepayment speed”), pricing spread (a component of the discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

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

February 21, 2024

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022

	(in thousands, except share amounts)
ASSETS
Cash	$938,371	$1,328,536
Short-term investment at fair value	10,268	12,194
Loans held for sale at fair value (includes $4,329,501 and $3,442,847 pledged to creditors)	4,420,691	3,509,300
Derivative assets	179,079	99,003
Servicing advances, net (includes valuation allowance of $73,991 and $78,992; $354,831 and $381,379 pledged to creditors)	694,038	696,753
Mortgage servicing rights at fair value (includes $7,033,892 and $5,897,613 pledged to creditors)	7,099,348	5,953,621
Investment in PennyMac Mortgage Investment Trust at fair value	1,121	929
Receivable from PennyMac Mortgage Investment Trust	29,262	36,372
Loans eligible for repurchase	4,889,925	4,702,103
Other (includes $15,653 and $12,277 pledged to creditors)	582,460	483,773
Total assets	$18,844,563	$16,822,584
LIABILITIES
Assets sold under agreements to repurchase	$3,763,956	$3,001,283
Mortgage loan participation purchase and sale agreements	446,054	287,592
Notes payable secured by mortgage servicing assets	1,873,415	1,942,646
Unsecured senior notes	2,519,651	1,779,920
Derivative liabilities	53,275	21,712
Mortgage servicing liabilities at fair value	1,805	2,096
Accounts payable and accrued expenses	449,896	347,908
Payable to PennyMac Mortgage Investment Trust	208,210	205,011
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,042,886	1,002,744
Liability for loans eligible for repurchase	4,889,925	4,702,103
Liability for losses under representations and warranties	30,788	32,421
Total liabilities	15,305,960	13,351,535

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 50,178,963 and 49,988,492 shares, respectively	5	5
Additional paid-in capital	24,287	—
Retained earnings	3,514,311	3,471,044
Total stockholders' equity	3,538,603	3,471,049
Total liabilities and stockholders' equity	$18,844,563	$16,822,584

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2023	2022	2021

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$547,727	$808,197	$2,515,874
From PennyMac Mortgage Investment Trust	(1,784)	(16,564)	(51,473)
	545,943	791,633	2,464,401
Loan origination fees:
From non-affiliates	142,902	161,441	358,028
From PennyMac Mortgage Investment Trust	3,216	8,418	26,126
	146,118	169,859	384,154
Fulfillment fees from PennyMac Mortgage Investment Trust	27,826	67,991	178,927
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	1,268,650	1,054,828	875,570
From PennyMac Mortgage Investment Trust	81,347	81,915	80,658
Other	134,949	91,894	118,884
	1,484,946	1,228,637	1,075,112
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(605,568)	354,176	(415,906)
Change in fair value of excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	—	(1,037)
Mortgage servicing rights hedging results	(236,778)	(631,484)	(475,215)
	(842,346)	(277,308)	(892,158)
Net loan servicing fees	642,600	951,329	182,954
Net interest expense:
Interest income:
From non-affiliates	632,840	294,062	299,782
From Townsgate Closing Services, LLC	84	—	—
From PennyMac Mortgage Investment Trust	—	—	387
	632,924	294,062	300,169
Interest expense:
From non-affiliates	637,777	335,427	389,419
To PennyMac Mortgage Investment Trust	—	—	1,280
	637,777	335,427	390,699
Net interest expense	(4,853)	(41,365)	(90,530)
Management fees from PennyMac Mortgage Investment Trust	28,762	31,065	37,801
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	312	(235)	336
Results of real estate acquired in settlement of loans	1,545	2,510	1,993
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	576	—
Other	13,403	12,392	7,325
Total net revenues	1,401,656	1,985,755	3,167,361
Expenses
Compensation	576,964	735,231	999,802
Legal settlements	162,770	4,649	(4)
Technology	143,152	139,950	141,426
Loan origination	114,500	173,622	330,788
Servicing	69,433	59,628	109,835
Professional services	60,521	73,270	94,283
Occupancy and equipment	36,558	40,124	35,810
Marketing and advertising	17,631	46,762	44,806
Other	36,496	47,272	51,432
Total expenses	1,218,025	1,320,508	1,808,178
Income before provision for income taxes	183,631	665,247	1,359,183
Provision for income taxes	38,975	189,740	355,693
Net income	$144,656	$475,507	$1,003,490
Earnings per share
Basic	$2.89	$8.96	$15.73
Diluted	$2.74	$8.50	$14.87
Weighted average shares outstanding
Basic	49,978	53,065	63,799
Diluted	52,733	55,950	67,471

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Number of	Par	paid-in	Retained
	shares	value	capital	earnings	Total

	(in thousands)
Balance at December 31, 2020	70,906	$7	$1,047,052	$2,342,329	$3,389,388
Net income	—	—	—	1,003,490	1,003,490
Stock based compensation	1,326	—	36,337	—	36,337
Issuance of common stock in settlement of directors' fees	3	—	200	—	200
Common stock dividends ($0.80 per share)	—	—	—	(52,896)	(52,896)
Repurchase of common stock	(15,368)	(1)	(958,193)	—	(958,194)
Balance at December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	475,507	475,507
Stock based compensation	905	—	37,719	—	37,719
Issuance of common stock in settlement of directors' fees	4	—	205	—	205
Common stock dividends ($0.80 per share)	—	—	—	(54,621)	(54,621)
Repurchase of common stock	(7,788)	(1)	(163,320)	(242,765)	(406,086)
Balance at December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	144,656	144,656
Stock based compensation	1,389	—	35,655	—	35,655
Issuance of common stock in settlement of directors' fees	3	—	180	—	180
Common stock dividends ($0.80 per share)	—	—	—	(41,446)	(41,446)
Repurchase of common stock	(1,201)	—	(11,548)	(59,943)	(71,491)
Balance at December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash flow from operating activities
Net income	$144,656	$475,507	$1,003,490
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on loans held for sale at fair value	(545,943)	(791,633)	(2,464,401)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	605,568	(354,176)	416,943
Mortgage servicing rights hedging results	236,778	631,484	475,215
Capitalization of interest on loans held for sale	(751)	(3,231)	(19,244)
Accrual of interest on excess servicing spread financing payable to PennyMac Mortgage Investment Trust	—	—	1,280
Amortization of debt issuance costs	21,432	19,198	24,321
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(192)	371	(195)
Results of real estate acquired in settlement in loans	(1,545)	(2,510)	(1,993)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(576)	—
Stock-based compensation expense	27,582	42,552	37,794
Provision (reversal of provision) for servicing advance losses	3,271	(36,075)	(47,878)
Depreciation and amortization	53,214	34,409	28,645
Impairment of capitalized software	46	—	728
Amortization of operating lease right-of-use assets	16,804	15,831	14,295
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(72,441,699)	(50,575,617)	(67,851,634)
Origination of loans held for sale	(10,770,257)	(20,297,064)	(54,857,114)
Purchase of loans held for sale from non-affiliates	(2,057,135)	(1,802,769)	(4,896,527)
Purchase of loans from Ginnie Mae securities and early buyout investors	(2,555,865)	(6,199,212)	(23,644,025)
Sale to non-affiliates and principal payment of loans held for sale	85,684,522	84,345,379	154,450,942
Sale of loans held for sale to PennyMac Mortgage Investment Trust	—	298,862	—
Repurchase of loans subject to representations and warranties	(49,575)	(92,924)	(99,508)
Increase in servicing advances	(76,614)	(36,534)	(232,574)
Decrease in receivable from PennyMac Mortgage Investment Trust	5,666	2,776	35,243
Sale of real estate acquired in settlement of loans	35,630	19,761	14,555
(Increase) decrease in other assets	(60,442)	191,384	61,871
Increase (decrease) in accounts payable and accrued expenses	121,677	(109,485)	34,666
Decrease in operating lease liabilities	(21,158)	(19,392)	(16,310)
Increase (decrease) in payable to PennyMac Mortgage Investment Trust	1,969	(36,708)	36,549
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(3,855)	(4,635)
Increase in income taxes payable	40,142	317,482	62,562
Net cash (used in) provided by operating activities	(1,582,219)	6,033,235	2,563,061

Statements continue on the next page.

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash flow from investing activities
Decrease (increase) in short-term investment	1,926	(5,321)	8,344
Sale of interest-only stripped securities	98,066	—	—
Net change in assets purchased from PMT under agreement to resell	—	—	80,862
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(241,956)	(871,878)	(434,397)
Purchase of mortgage servicing rights	—	(3,993)	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	305	—	—
Acquisition of capitalized software	(34,784)	(71,935)	(48,980)
Purchase of furniture, fixtures, equipment and leasehold improvements	(1,386)	(7,159)	(7,899)
Sale of furniture, fixtures and equipment	1,000	—	—
(Increase) decrease in margin deposits	(96,459)	238,704	97,701
Net cash used in investing activities	(273,288)	(721,582)	(304,369)
Cash flow from financing activities
Sale of assets under agreements to repurchase	85,352,643	75,076,185	136,179,744
Repurchase of assets sold under agreements to repurchase	(84,587,885)	(79,368,855)	(138,546,379)
Issuance of mortgage loan participation purchase and sale certificates	22,233,907	19,312,943	23,784,510
Repayment of mortgage loan participation purchase and sale certificates	(22,075,444)	(19,504,845)	(23,826,142)
Issuance of notes payable secured by mortgage servicing assets	1,005,000	650,000	—
Repayment of notes payable secured by mortgage servicing assets	(1,075,000)	—	—
Issuance of unsecured senior notes	750,000	—	1,150,000
Repayment of obligations under capital lease	—	(3,489)	(8,375)
Repayment of excess servicing spread financing	—	—	(134,624)
Payment of debt issuance costs	(33,018)	(19,606)	(37,567)
Issuance of common stock pursuant to exercise of stock options	17,215	2,947	7,536
Payment of withholding taxes relating to stock-based compensation	(9,142)	(7,780)	(8,993)
Payment of dividends to holders of common stock	(41,446)	(54,621)	(52,896)
Repurchase of common stock	(71,491)	(406,086)	(958,194)
Net cash provided by (used in) financing activities	1,465,339	(4,323,207)	(2,451,380)
Net (decrease) increase in cash and restricted cash	(390,168)	988,446	(192,688)
Cash and restricted cash at beginning of year	1,328,539	340,093	532,781
Cash and restricted cash at end of year	$938,371	$1,328,539	$340,093
Cash and restricted cash at end of year are comprised of the following:
Cash	$938,371	$1,328,536	$340,069
Restricted cash included in Other assets	—	3	24
	$938,371	$1,328,539	$340,093
Supplemental cash flow information:
Cash paid for interest	$639,486	$329,975	$389,527
(Refunds received) cash paid for income taxes, net	$(1,167)	$(127,742)	$293,131
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$1,849,957	$1,718,094	$1,861,949
Exchange of mortgage servicing spread for interest-only stripped securities	$98,066	$—	$—
Operating right-of-use assets recognized	$2,893	$1,364	$28,401
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$180	$205	$200
Mortgage servicing liabilities resulting from loan sales	$—	$—	$106,631
Issuance of Excess servicing spread payable to PennyMac Mortgage Investment Trust pursuant to a recapture agreement	$—	$—	$557

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

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the United States Department of Housing and Urban Development (“HUD”) and a lender/servicer with the U.S. Department of Veterans Affairs (“VA”) and United States Department of Agriculture (“USDA”) (each of the above an “Agency” and collectively the “Agencies”).

●	PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

Note 2—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT and its subsidiaries (generally comprised of gains on mortgage loans held for sale, loan origination fees, fulfillment fees, loan servicing fees, management fees and net interest paid to PMT) totaled 11%, 9%, and 9% of total net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The Company also purchased 85%, 70% and 53% of its loan production from PMT during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 3—Significant Accounting Policies

A description of the significant accounting policies applied in the preparation of these consolidated financial statements follows.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

Principles of Consolidation

These consolidated financial statements include the accounts of PFSI and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company also consolidates certain variable interest entities as described below.

Variable Interest Entities

The Company entered into securitization transactions in which variable interest entities (“VIEs”) may issue variable funding notes and term debt backed by beneficial interests in Ginnie Mae and Fannie Mae mortgage servicing rights (“MSRs”). The Company acts as guarantor of the variable funding notes and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder guarantor of the variable funding notes, it holds the variable interest in the VIEs. Therefore, PFSI consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value and the variable funding notes are included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. The financing is detailed in Note 14 – Short-Term Borrowings and Note 15 – Long Term Debt.

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

Interest Income Recognition

Interest income on loans held for sale at fair value is recognized over the life of the loans using their contractual interest rates. Income recognition is suspended and the interest receivable is reversed against interest income when a loan become 90 days delinquent. Income recognition is resumed when the loan becomes contractually current.

Derivative Financial Instruments

The Company holds and issues derivative financial instruments that are created as a result of certain of its operations. The Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations are interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase or originate a loan for sale at a specified interest rate.

PFSI engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of the Company’s assets. The Company is exposed to price risk relative to:

●	Loans held for sale and IRLCs. The Company bears price risk from the time a commitment to fund a loan is made to a borrower or to purchase a loan from PMT or a non-affiliated entity, to the time either the prospective transaction is cancelled or the loan is sold. During this period, the Company is exposed to losses if market interest rates increase, because the fair value of the purchase commitment or prospective loan decreases.

●	MSRs. MSRs are generally subject to reduction in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the MSRs, thereby reducing the MSRs’ fair value. Reductions in the fair value of MSRs affect earnings primarily through recognition of the changes in fair value.

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

Cash flows from derivative financial instruments relating to hedging of IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale and repayment of loans acquired for sale at fair value to nonaffiliates and cash flows from derivative financial instruments relating to hedging of MSRs is included in Cash flows from investing activities.

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

Servicing Advances

Servicing advances represent contractually required protective advances the Company makes on behalf of the loans’ beneficial interest holders. Servicing advances may include advances of scheduled principal and interest amounts due to the beneficial interest holders on delinquent loans, property taxes, insurance premiums and out-of-pocket collection amounts (e.g., preservation and restoration of mortgaged property or real estate acquired in the settlement of loans (“REO”), legal fees, and appraisals) made to protect beneficial interest holders’ interests in the properties collateralizing their loans. Servicing advances are made in compliance with the respective servicing agreements and Agency loan servicing guides.

The Company does not expect to incur credit losses on servicing advances as such amounts are generally recoverable from the Agencies. Certain of the Company’s loan servicing agreements and Agency loan servicing guides limit the amounts that the beneficial interest holders or loan insurers or guarantors will reimburse the Company, and beneficial interest holders or guarantors may dispute the level of certain charges incurred in the collection process. Some State laws limit some collection amounts that may be recovered from borrowers.

The Company is contractually responsible for making the payments required to protect its beneficial interest holders’ interests in the properties collateralizing their loans and may, therefore, be required to incur amounts in excess of insurer or guarantor reimbursement limits. Therefore, the Company provides a valuation allowance on the servicing advances for these amounts in excess of amounts that are expected to ultimately be recovered from the loans’ insurers, guarantors or beneficial interest holders.

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

Mortgage Servicing Rights and Mortgage Servicing Liabilities

MSRs and mortgage servicing liabilities (“MSLs”) arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company performs loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest; holding custodial (impounded) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; administering loss mitigation activities, including modification and forbearance programs; and supervising foreclosures and property dispositions.

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

Leases

The Company determines if an arrangement is a lease at inception. If the arrangement is determined to be a lease, the Company recognizes both an operating lease right-of-use asset in Other assets and a corresponding operating lease liability in Accounts payable and accrued expenses in its consolidated balance sheet, except for leases with initial terms less than or equal to 12 months. Lease expense is recognized on the straight-line basis over the lease term and is recorded in Occupancy and equipment in the consolidated statements of income.

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

The Company periodically assesses capitalized software for recoverability when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the Company identifies an indicator of impairment, it assesses recoverability by comparing the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and is measured as the excess of carrying value over fair value.

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

Loans Eligible for Repurchase

The terms of the Ginnie Mae MBS program allow, but do not require, the Company to repurchase a loan when it is at least three months delinquent. As a result of this right, the Company recognizes the loans in Loans eligible for repurchase at their unpaid principal balances and records a corresponding liability in Liability for loans eligible for repurchase on its consolidated balance sheets.

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

Excess Servicing Spread Financing at Fair Value

The Company financed certain of its purchases of Agency MSRs through the sale to PMT of the right to receive the excess of the servicing fee rate over a specified rate of the underlying MSRs. This excess is referred to as ESS. ESS is carried at its fair value. Changes in fair value of ESS are recognized in current period income in Change in fair value of excess servicing spread payable to PennyMac Mortgage Investment Trust.

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

As a result of providing representations and warranties to investors and insurers, the Company records a provision for losses on representations and warranties at fair value upon sale of loans. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company periodically assesses the adequacy of the recorded liability. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee. Both the initial recognition of, and adjustments to the level of, the liability for representations and warranties are recorded in Net gains on loans held for sale at fair value.

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

Loan Servicing Fees

Loan servicing fees are received by the Company for servicing loans. Loan servicing activities are described in Mortgage Servicing Rights and Mortgage Servicing Liabilities above. Loan servicing fee amounts relating to MSRs and MSLs are based upon fee rates established at the time a loan sale or securitization agreement is entered into. Loan servicing fee amounts relating to loans subserviced for PMT are detailed in Note 4 – Transactions with Related Parties.

The Company’s obligations under its loan servicing agreements are fulfilled as the Company services the loans. Fees are collected when the loan payments are received from the borrowers in the case of MSRs and MSLs held by the Company or within 30 days of the applicable month-end for subserviced loans.

Loan servicing fees relating to owned MSRs are recognized when earned. Loan servicing fees relating to loans subserviced for PMT are recognized in the month in which the loans are serviced.

Fulfillment Fees

Fulfillment fees represent fees the Company collects for services it performs on behalf of PMT in connection with the acquisition, packaging and sale of loans. Fulfillment fee amounts are based upon a negotiated fee schedule as detailed in Note 4 – Transactions with Related Parties. The Company’s obligation under the agreement is fulfilled when PMT issues a loan commitment, when it purchases a loan and when it completes the sale or securitization of a loan it purchases to investors other than Fannie Mae or Freddie Mac. Fulfillment fee revenue is recognized in the month an interest rate lock commitment is issued, or the loan is purchased or sold by PMT. Fulfillment fees are not collected for any loans sold from PMT to the Company. Fulfillment fees are generally collected from PMT within 30 days of the applicable activity.

Management Fees

Management fees represent compensation to the Company for management services it provides to PMT. Management fees are based on PMT’s shareholders’ equity amounts and profitability in excess of specified thresholds as detailed in Note 4 – Transactions with Related Parties. Management fees are recognized as services are provided and are paid to the Company on a quarterly basis within 30 days of the end of the quarter.

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

Recently Issued Accounting Pronouncements

During 2023, the FASB issued two Accounting Standards Updates (“ASUs”) aimed at increasing the amount of detail provided to financial statement users in certain existing disclosures. Neither ASU requires changes to the Company’s accounting. The ASUs are discussed below:

Segment Disclosures

The FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses.

The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments will require that the Company supplement its existing disclosures to include disclosure of:

●	significant segment expenses that are regularly provided to the chief operating decision maker included within each reported measure of segment profit or loss; and

●	an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss.

The Company will be required to apply the reporting specified by ASU 2023-07 in annual periods beginning with its fiscal year ending December 31, 2024 and for quarterly periods ended thereafter.

Income Tax Disclosures

The FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the level of detail and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of:

●	Reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction; and

●	Disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes. Payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025, with early adoption permitted.

Note 4—Transactions with Related Parties

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights Recapture

Loan Sales

The Company may sell newly originated loans to PMT under a mortgage loan purchase agreement. The Company has typically utilized the mortgage loan purchase agreement for the purpose of selling to PMT conforming balance non-government insured or guaranteed loans, as well as prime jumbo residential mortgage loans.

MSR Recapture

Pursuant to the terms of an MSR recapture agreement, when the Company refinances mortgage loans for which PMT previously held the MSRs, the Company is generally required to transfer and convey to PMT cash in an amount equal to:

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

The mortgage loan purchase and MSR recapture agreements expire on June 30, 2025.

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

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loans are held by PMT before purchase by the Company. The Company may also acquire conventional loans from PMT on the same terms upon mutual agreement between PMT and the Company.

While the Company purchases these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT.

Following is a summary of loan production activities, including MSR recapture, between the Company and PMT:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Net losses on loans held for sale at fair value:
Net losses on loans sold to PMT (primarily cash)	$—	$(2,820)	$—
Mortgage servicing rights recapture incurred	(1,784)	(13,744)	(51,473)
	$(1,784)	$(16,564)	$(51,473)
Sales of loans held for sale to PMT	$—	$298,862	$—

Tax service fees earned from PMT included in Loan origination fees	$3,216	$8,418	$26,126

Fulfillment fee revenue	$27,826	$67,991	$178,927
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$14,898,301	$37,090,031	$110,003,574

Sourcing fees included in cost of loans purchased from PMT	$7,162	$4,968	$6,472
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$40,476,782	$45,768,110	$64,774,728
Conventional conforming	31,141,915	3,912,157	—
	$71,618,697	$49,680,267	$64,774,728

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s portfolio of MSRs, loans at fair value other than loans purchased with credit deterioration and loans held for sale (prime servicing) and its portfolio of residential mortgage loans purchased with credit deterioration (special servicing). The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or REO. The Company also remains entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT.

Prime Servicing

●	The base servicing fees for prime servicing loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

●	The Company receives certain fees for COVID-19 pandemic-related forbearance and modification activities provided for under the Coronavirus Aid, Relief and Economic Security Act.

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Year ended December 31,
Loan type serviced	2023	2022	2021

	(in thousands)
Prime servicing	$81,139	$81,386	$80,153
Special servicing	208	529	505
	$81,347	$81,915	$80,658

The Servicing Agreement expires on June 30, 2025.

Investment Management Activities

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with the investment policies that are approved and monitored by its board of trustees, for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average shareholders’ equity in excess of $5 billion.

●	The performance incentive fee is calculated quarterly at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the quarter exceeds (i) an 8% return on “equity” plus the “high watermark,” up to (ii) a 12% return on PMT’s “equity”; plus
●	15% of the amount by which PMT’s “net income” for the quarter exceeds (i) a 12% return on PMT’s “equity” plus the “high watermark,” up to (ii) a 16% return on PMT’s “equity”; plus
●	20% of the amount by which PMT’s “net income” for the quarter exceeds a 16% return on “equity” plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Base management	$28,762	$31,065	$34,794
Performance incentive	—	—	3,007
	$28,762	$31,065	$37,801

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

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$21,468	$23,829	$18,812
Common overhead incurred by the Company	7,492	8,588	4,906
Compensation	660	660	660
	$29,620	$33,077	$24,378
Payments and settlements during the year (1)	$94,339	$144,012	$284,381
(1)	Payments and settlements include payments for the operating, investing and financing activities summarized in this note and netting settlements made pursuant to master netting agreements between the Company and PMT.

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

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Assets purchased from PennyMac Mortgage Investment Trust under agreements to resell pledged to creditors:
Activity during the year:
Net repayments of assets purchased from PMT under agreement to resell			$80,862
Interest income			$387
Balance at end of year			$—
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Activity during the year:
Dividends earned from PennyMac Mortgage Investment Trust	$120	$136	$141
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	192	(371)	195
	$312	$(235)	$336
Balance at end of year:
Fair value	$1,121	$929
Number of shares	75	75

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

To the extent the Company refinances any of the mortgage loans relating to the ESS it has issued to PMT, the Spread Acquisition Agreement also contains recapture provisions requiring that the Company transfer to PMT, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the refinanced mortgage loans, the Company is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the UPB of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require the Company to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, the Company may, at its option, pay cash to PMT in an amount equal to such fair market value instead of transferring such ESS.

During the quarter ended March 31, 2021, the Company repaid its outstanding ESS financing through the repurchase of the ESS from PMT.

Following is a summary of financing activities between the Company and PMT:

Year ended
December 31, 2021
(in thousands)
Excess servicing spread financing:
Balance at beginning of year	$131,750
Issuance pursuant to recapture agreement	557
Accrual of interest	1,280
Change in fair value	1,037
Repayment	(134,624)
Balance at end of year	$—
Recapture incurred pursuant to refinancings by the Company of mortgage loans subject to excess servicing spread financing included in Net gains on loans held for sale at fair value	$614

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	December 31,
	2023	2022

	(in thousands)
Receivable from PMT:
Correspondent production fees	$8,288	$6,835
Management fees	7,252	7,307
Servicing fees	6,809	6,740
Allocated expenses and expenses incurred on PMT's behalf	5,612	11,447
Fulfillment fees	1,301	4,043
	$29,262	$36,372
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$208,154	$201,451
Other	56	3,560
	$208,210	$205,011

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

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Activity during the year:
Payments under tax receivable agreement	$—	$3,855	$4,635
Repricing of liability	$—	$(576)	$—
Balance at end of year	$26,099	$26,099	$30,530

Townsgate Closing Services LLC

On December 27, 2022, the Company advanced $801,000 to one of its joint ventures, Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027 and earns interest, at 10.13% per year as of December 31, 2023, subject to semi-annual adjustment indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance is included in Other assets on the Company’s consolidated balance sheet. The Company recorded $84,000 of interest income related to the loan during the year ended December 31, 2023.

Donor Advised Fund

During the year ended December 31, 2021, the Company contributed $5.8 million to a donor advised fund for the purpose of making charitable contributions. No such contributions were made during the years ended December 31, 2023 and 2022.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash flows:
Sales proceeds	$85,684,522	$84,345,379	$154,450,942
Servicing fees received	$1,173,108	$931,315	$840,104

The following is a summary of the allowance for losses on servicing advances that the Company makes on behalf of the loans’ beneficial interest holders in the properties collateralizing their loans:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$78,992	$120,940	$181,433
Provision (reversals of provision) for losses	3,271	(36,075)	(47,878)
Charge-offs, net	(8,272)	(5,873)	(12,615)
Balance at end of year	$73,991	$78,992	$120,940

The following table summarizes the UPB of the loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2023	2022

	(in thousands)
Unpaid principal balance of loans outstanding	$352,790,614	$295,032,674
Delinquent loans:
30-89 days	$13,775,493	$11,019,194
90 days or more:
Not in foreclosure	$6,754,282	$6,548,849
In foreclosure	$618,694	$834,155
Foreclosed	$7,565	$12,905
Loans in bankruptcy	$1,415,614	$1,143,484

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	December 31, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$352,790,614	$—	$352,790,614
Purchased	17,478,397	—	17,478,397
	370,269,011	—	370,269,011
PennyMac Mortgage Investment Trust	—	232,653,069	232,653,069
Loans held for sale	4,294,689	—	4,294,689
	$374,563,700	$232,653,069	$607,216,769
Delinquent loans:
30 days	$11,097,929	$1,808,516	$12,906,445
60 days	3,316,494	399,786	3,716,280
90 days or more:
Not in foreclosure	6,941,325	1,031,299	7,972,624
In foreclosure	686,359	92,618	778,977
Foreclosed	8,133	4,295	12,428
	$22,050,240	$3,336,514	$25,386,754
Loans in bankruptcy	$1,523,218	$186,593	$1,709,811
Custodial funds managed by the Company (1)	$3,741,978	$1,759,974	$5,501,952
(1)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2022
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$295,032,674	$—	$295,032,674
Purchased	19,568,122	—	19,568,122
	314,600,796	—	314,600,796
PennyMac Mortgage Investment Trust	—	233,575,672	233,575,672
Loans held for sale	3,498,214	—	3,498,214
	$318,099,010	$233,575,672	$551,674,682
Delinquent loans:
30 days	$8,903,829	$1,576,414	$10,480,243
60 days	2,855,176	337,081	3,192,257
90 days or more:
Not in foreclosure	6,829,985	888,057	7,718,042
In foreclosure	914,213	75,012	989,225
Foreclosed	13,835	7,979	21,814
	$19,517,038	$2,884,543	$22,401,581
Loans in bankruptcy	$1,291,038	$125,719	$1,416,757
Custodial funds managed by the Company (1)	$3,329,709	$1,783,157	$5,112,866
(1)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2023	2022

	(in thousands)
California	$72,788,272	$68,542,279
Florida	57,824,310	50,873,961
Texas	56,437,082	47,911,696
Virginia	35,376,266	33,478,151
Maryland	26,746,355	25,473,417
All other states	358,044,484	325,395,178
	$607,216,769	$551,674,682

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$10,268	$—	$—	$10,268
Loans held for sale at fair value	—	3,942,127	478,564	4,420,691
Derivative assets:
Interest rate lock commitments	—	—	90,313	90,313
Forward purchase contracts	—	78,448	—	78,448
Forward sales contracts	—	6,151	—	6,151
MBS put options	—	413	—	413
MBS call options	—	6,265	—	6,265
Put options on interest rate futures purchase contracts	11,043	—	—	11,043
Call options on interest rate futures purchase contracts	66,176	—	—	66,176
Total derivative assets before netting	77,219	91,277	90,313	258,809
Netting	—	—	—	(79,730)
Total derivative assets	77,219	91,277	90,313	179,079
Mortgage servicing rights at fair value	—	—	7,099,348	7,099,348
Investment in PennyMac Mortgage Investment Trust	1,121	—	—	1,121
	$88,608	$4,033,404	$7,668,225	$11,710,507
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$720	$720
Forward purchase contracts	—	5,141	—	5,141
Forward sales contracts	—	92,796	—	92,796
Call options on interest rate futures purchase contracts	3,209	—	—	3,209
Total derivative liabilities before netting	3,209	97,937	720	101,866
Netting	—	—	—	(48,591)
Total derivative liabilities	3,209	97,937	720	53,275
Mortgage servicing liabilities at fair value	—	—	1,805	1,805
	$3,209	$97,937	$2,525	$55,080

	December 31, 2022
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$12,194	$—	$—	$12,194
Loans held for sale at fair value	—	3,163,528	345,772	3,509,300
Derivative assets:
Interest rate lock commitments	—	—	36,728	36,728
Forward purchase contracts	—	2,433	—	2,433
Forward sales contracts	—	80,754	—	80,754
MBS put options	—	6,057	—	6,057
Put options on interest rate futures purchase contracts	29,203	—	—	29,203
Call options on interest rate futures purchase contracts	2,820	—	—	2,820
Total derivative assets before netting	32,023	89,244	36,728	157,995
Netting	—	—	—	(58,992)
Total derivative assets	32,023	89,244	36,728	99,003
Mortgage servicing rights at fair value	—	—	5,953,621	5,953,621
Investment in PennyMac Mortgage Investment Trust	929	—	—	929
	$45,146	$3,252,772	$6,336,121	$9,575,047
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$10,884	$10,884
Forward purchase contracts	—	48,670	—	48,670
Forward sales contracts	—	20,684	—	20,684
Put options on interest rate futures sales contracts	3,008	—	—	3,008
Total derivative liabilities before netting	3,008	69,354	10,884	83,246
Netting	—	—	—	(61,534)
Total derivative liabilities	3,008	69,354	10,884	21,712
Mortgage servicing liabilities at fair value	—	—	2,096	2,096
	$3,008	$69,354	$12,980	$23,808

As shown above, certain of the Company’s loans held for sale, IRLCs, MSRs, ESS and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” fair value inputs at either the beginning or the end of the year presented for each of the three years ended December 31, 2023:

	Year ended December 31, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	2,353,958	286,581	—	2,640,539
Capitalization of interest and servicing advances	39,625	—	—	39,625
Sales and repayments	(654,490)	—	(305)	(654,795)
Exchange of mortgage servicing spread for interest-only stripped securities	—	—	(98,066)	(98,066)
Mortgage servicing rights resulting from loan sales	—	—	1,849,957	1,849,957
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	69,934	—	—	69,934
Other factors	(1,161)	130,424	(605,859)	(476,596)
	68,773	130,424	(605,859)	(406,662)
Transfers:
From Level 3 to Level 2	(1,674,624)	—	—	(1,674,624)
To real estate acquired in settlement of loans	(450)	—	—	(450)
To loans held for sale	—	(353,256)	—	(353,256)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Changes in fair value recognized during the year relating to assets still held at December 31, 2023	$33,187	$89,593	$(605,859)	$(483,079)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Year ended
Liabilities	December 31, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(291)
Balance, December 31, 2023	$1,805
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2023	$(291)

	Year ended December 31, 2022
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	3,338,743	369,769	3,993	3,712,505
Capitalization of interest and servicing advances	60,589	—	—	60,589
Sales and repayments	(1,378,441)	—	—	(1,378,441)
Mortgage servicing rights resulting from loan sales	—	—	1,718,094	1,718,094
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(41,483)	—	—	(41,483)
Other factors	(25,156)	(624,905)	353,456	(296,605)
	(66,639)	(624,905)	353,456	(338,088)
Transfers:
From Level 3 to Level 2	(2,736,940)	—	—	(2,736,940)
To real estate acquired in settlement of loans	(416)	—	—	(416)
To loans held for sale	—	(41,213)	—	(41,213)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Changes in fair value recognized during the year relating to assets still held at December 31, 2022	$(26,699)	$25,844	$353,456	$352,601

(1) For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Year ended December 31, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(720)
Balance, December 31, 2022	$2,096
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2022	$(720)

	Year ended December 31, 2021
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2020	$4,675,169	$677,026	$2,581,174	$7,933,369
Purchases and issuances, net	20,330,785	1,654,476	—	21,985,261
Capitalization of interest and servicing advances	169,053	—	—	169,053
Sales and repayments	(11,783,818)	—	—	(11,783,818)
Mortgage servicing rights resulting from loan sales	—	—	1,861,949	1,861,949
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	285,501	—	—	285,501
Other factors	—	489,547	(565,045)	(75,498)
	285,501	489,547	(565,045)	210,003
Transfers:
From Level 3 to Level 2	(12,547,732)	—	—	(12,547,732)
To real estate acquired in settlement of loans	(82)	—	—	(82)
To loans held for sale	—	(2,498,856)	—	(2,498,856)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Changes in fair value recognized during the year relating to assets still held at December 31, 2021	$22,516	$322,193	$(565,045)	$(220,336)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

	Year ended December 31, 2021
Liabilities	Excess servicing spread financing	Mortgage servicing liabilities	Total

	(in thousands)
Balance, December 31, 2020	$131,750	$45,324	$177,074
Issuance of excess servicing spread financing pursuant to a recapture agreement with PennyMac Mortgage Investment Trust	557	—	557
Accrual of interest	1,280	—	1,280
Mortgage servicing liabilities resulting from loan sales	—	106,631	106,631
Changes in fair value included in income	1,037	(149,139)	(148,102)
Repayments	(134,624)	—	(134,624)
Balance, December 31, 2021	$—	$2,816	$2,816
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2021	$—	$(3,156)	$(3,156)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of the Company’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2023			2022			2021
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Loans held for sale	$440,482	$—	$440,482	$(219,054)	$—	$(219,054)	$2,568,318	$—	$2,568,318
Mortgage servicing rights	—	(605,859)	(605,859)	—	353,456	353,456	—	(565,045)	(565,045)
	$440,482	$(605,859)	$(165,377)	$(219,054)	$353,456	$134,402	$2,568,318	$(565,045)	$2,003,273
Liabilities:
Excess servicing spread financing payable to PennyMac Mortgage Investment Trust	$—	$—	$—	$—	$—	$—	$—	$(1,037)	$(1,037)
Mortgage servicing liabilities	—	291	291	—	720	720	—	149,139	149,139
	$—	$291	$291	$—	$720	$720	$—	$148,102	$148,102

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2023			December 31, 2022
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$4,378,042	$4,233,764	$144,278	$3,450,578	$3,428,052	$22,526
90 days or more delinquent:
Not in foreclosure	35,253	38,922	(3,669)	47,252	53,351	(6,099)
In foreclosure	7,396	22,003	(14,607)	11,470	16,811	(5,341)
	$4,420,691	$4,294,689	$126,002	$3,509,300	$3,498,214	$11,086

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets held at year end that were measured based on fair value on a nonrecurring basis during the year:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2023	$—	$—	$2,669	$2,669
December 31, 2022	$—	$—	$1,850	$1,850

The following table summarizes the total net losses recognized on assets measured based on fair values on a nonrecurring basis during the year:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Real estate acquired in settlement of loans	$(710)	$(523)	$(799)

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

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by a non-affiliate broker, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	December 31, 2023		December 31, 2022
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,730,000	$1,724,290	$1,677,476	$1,794,475
Unsecured senior notes	$2,467,750	$2,519,651	$1,550,750	$1,779,920

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

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to the Company’s senior management valuation committee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to PFSI’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial, risk, and capital markets officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value to those procured from nonaffiliated brokers and published surveys.

The fair value of the Company’s IRLCs is developed by its capital markets risk management staff and is reviewed by its capital markets operations staff.

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Loans Held for Sale

Most of the Company’s loans held for sale at fair value are saleable into active markets with observable significant inputs to the estimation of fair value and are therefore categorized as “Level 2” fair value assets. The fair values of “Level 2” fair value loans are determined using their contracted selling price or quoted market price or market price equivalent.

Certain of the Company’s loans held for sale are not saleable into active markets with observable significant inputs to the estimation of fair value and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Early buy out (“EBO”) loans. EBO loans are government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed securities in its loan servicing portfolio. The Company’s right to purchase a government guaranteed or insured loan from a Ginnie Mae security arises as the result of the loan being at least three months delinquent on the date of purchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such a loan may be resold to an investor and thereafter may be repurchased to the extent it becomes eligible for resale into a new Ginnie Mae guaranteed security.

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

●	Loans with identified defects. Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Closed-end second lien mortgage loans. At present, there is no active market with significant observable inputs to the estimation of fair value of the closed-end second lien mortgage loans the Company produces.

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value loans held for sale. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value loans held for sale are discount rates, home price projections and voluntary and total prepayment/resale speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale at fair value:

	December 31,
	2023	2022
Fair value (in thousands)	$478,564	$345,772
Key inputs (1):
Discount rate:
Range	7.1% – 10.2%	5.5% – 10.2%
Weighted average	7.2%	5.7%
Twelve-month projected housing price index change:
Range	0.3% – 0.5%	(1.9)% – (1.7)%
Weighted average	0.5%	(1.8)%
Voluntary prepayment/resale speed (2):
Range	4.0% – 36.9%	4.7% – 25.6%
Weighted average	24.8%	21.6%
Total prepayment/resale speed (3):
Range	4.0% – 50.3%	4.8% – 36.1%
Weighted average	32.2%	29.4%
(1)	Weighted average inputs are based on fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale rates.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
	2023	2022
Fair value (in thousands) (1)	$89,593	$25,844
Committed amount (in thousands)	6,349,628	7,009,119
Key inputs (2):
Pull-through rate:
Range	10.2% – 100%	10.3% – 100%
Weighted average	81.1%	82.8%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.1 – 7.3	(1.3) – 7.7
Weighted average	4.2	4.3
Percentage of loan commitment amount:
Range	0.3% – 4.3%	(0.2)% – 3.8%
Weighted average	1.9%	2.0%
(1)	For purposes of this table, the IRLC assets and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Year ended December 31,
	2023	2022	2021

	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
Amount recognized	$1,849,957	$1,718,094	$1,861,949
Pool characteristics:
Unpaid principal balance of underlying mortgage loans	$86,606,196	$83,569,657	$138,319,425
Weighted average servicing fee rate (in basis points)	46	44	34
Key inputs (1):
Annual total prepayment speed (2):
Range	7.2% – 23.2%	5.1% – 23.4%	6.1% – 31.4%
Weighted average	10.7%	9.4%	8.6%
Equivalent average life (in years):
Range	3.0 – 9.8	3.7 – 9.4	3.0 – 9.2
Weighted average	7.7	8.1	8.1
Pricing spread (3):
Range	5.5% – 12.6%	5.5% – 16.1%	6.0% – 16.9%
Weighted average	6.8%	7.8%	8.8%
Annual per-loan cost of servicing:
Range	$68 – $127	$71 – $177	$80 – $117
Weighted average	$99	$104	$103
(1)	Weighted average inputs are based on UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Effective January 1, 2022, the Company applies a pricing spread to a derived United States Treasury Security (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs. Through December 31, 2021, the Company applied its pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”)/swap curve. The change in reference interest rate from the LIBOR/swap curve to the Treasury yield curve did not have a significant effect on the Company’s fair value measurement of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at year end and the effect on the fair value from adverse changes in those inputs:

	December 31,
	2023	2022

	(Fair value, unpaid principal balance of underlying mortgage
	loans and effect on fair value amounts in thousands)
Fair value	$ 7,099,348	$ 5,953,621
Pool characteristics:
Unpaid principal balance of underlying mortgage loans	$ 370,244,119	$ 314,567,639
Weighted average note interest rate	4.1%	3.4%
Weighted average servicing fee rate (in basis points)	38	36
Key inputs (1):
Annual total prepayment speed (2):
Range	6.1% – 17.8%	5.0% – 17.7%
Weighted average	8.3%	7.5%
Equivalent average life (in years):
Range	3.0 – 9.0	3.7 – 9.3
Weighted average	8.1	8.4
Effect on fair value of (3):
5% adverse change	($107,757)	($77,346)
10% adverse change	($211,643)	($152,192)
20% adverse change	($408,638)	($294,872)
Pricing spread (4):
Range	5.5% – 12.6%	4.9% – 14.3%
Weighted average	6.4%	6.5%
Effect on fair value of (3):
5% adverse change	($94,307)	($81,021)
10% adverse change	($186,129)	($159,863)
20% adverse change	($362,671)	($311,329)
Per-loan annual cost of servicing:
Range	$70 – $135	$68 – $144
Weighted average	$107	$109
Effect on fair value of (3):
5% adverse change	($44,572)	($41,263)
10% adverse change	($89,145)	($82,527)
20% adverse change	($178,289)	($165,053)
(1)	Weighted average inputs are based on UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated input; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these estimates should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2023	2022
Fair value (in thousands)	$1,805	$2,096
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$24,892	$33,157
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	16.1%	17.2%
Pricing spread (3)	8.3%	7.8%
Equivalent average life (in years)	5.1	4.9
Per-loan annual cost of servicing	$1,043	$1,177
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to the Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 7—Loans Held for Sale at Fair Value

Loans held for sale at fair value are summarized below:

	December 31,
Loan type	2023	2022

	(in thousands)
Government-insured or guaranteed	$2,099,135	$2,006,157
Conventional conforming	1,821,085	1,145,053
Jumbo	21,907	12,318
Closed-end second lien mortgage loans	322,015	46,589
Purchased from Ginnie Mae securities serviced by the Company	146,585	257,175
Repurchased pursuant to representations and warranties	9,964	42,008
	$4,420,691	$3,509,300
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$3,858,977	$3,139,870
Mortgage loan participation purchase and sale agreements	470,524	302,977
	$4,329,501	$3,442,847

Note 8—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2023			December 31, 2022
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	6,349,628	$90,313	$720	7,009,119	$36,728	$10,884
Subject to master netting arrangements (2):
Forward purchase contracts	15,863,667	78,448	5,141	8,320,849	2,433	48,670
Forward sales contracts	14,477,159	6,151	92,796	12,487,760	80,754	20,684
MBS put options	2,925,000	413	—	1,750,000	6,057	—
MBS call options	1,000,000	6,265	—	—	—	—
Put options on interest rate futures purchase contracts	8,717,500	11,043	—	6,800,000	29,203	—
Call options on interest rate futures purchase contracts	4,250,000	66,176	3,209	1,350,000	2,820	—
Put options on interest rate futures sale contracts	—	—	—	250,000	—	3,008
Treasury futures purchase contracts	5,986,500	—	—	3,709,200	—	—
Treasury futures sale contracts	10,677,000	—	—	3,456,900	—	—
Total derivatives before netting		258,809	101,866		157,995	83,246
Netting		(79,730)	(48,591)		(58,992)	(61,534)
		$179,079	$53,275		$99,003	$21,712
Deposits (received from) placed with derivative counterparties included in the derivative balances above, net		$(31,139)			$2,542
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of these interest rate derivatives are used for hedging purposes and are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2023				December 31, 2022
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$90,313	$—	$—	$90,313	$36,728	$—	$—	$36,728
RJ O' Brien	74,010	—	—	74,010	29,016	—	—	29,016
Goldman Sachs	8,473	—	—	8,473	5,757	—	—	5,757
Citibank, N.A.	2,947	—	—	2,947	5,098	—	—	5,098
Mizuho Securities	1,467	—	—	1,467	319	—	—	319
Morgan Stanley Bank, N.A.	—	—	—	—	18,501	—	—	18,501
Bank of America, N.A.	—	—	—	—	1,519	—	—	1,519
Others	1,869	—	—	1,869	2,065	—	—	2,065
	$179,079	$—	$—	$179,079	$99,003	$—	$—	$99,003

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

	December 31, 2023				December 31, 2022
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$720	$—	$—	$720	$10,884	$—	$—	$10,884
Atlas Securitized Products, L.P.	1,210,473	(1,210,473)	—	—	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	970,725	(968,804)	—	1,921
Bank of America, N.A.	875,766	(872,148)	—	3,618	567,745	(567,745)	—	—
Royal Bank of Canada	457,743	(457,743)	—	—	381,893	(381,893)	—	—
JPMorgan Chase Bank, N.A.	243,225	(243,225)	—	—	211,713	(211,713)	—	—
Morgan Stanley Bank, N.A.	195,714	(164,149)	—	31,565	114,277	(114,277)	—	—
BNP Paribas	185,425	(185,425)	—	—	300,280	(300,280)	—	—
Goldman Sachs	178,751	(178,751)	—	—	64,486	(64,486)	—	—
Citibank, N.A.	174,221	(174,221)	—	—	94,211	(94,211)	—	—
Barclays Capital	128,488	(118,667)	—	9,821	80,276	(79,295)	—	981
Wells Fargo Bank, N.A.	116,275	(114,647)	—	1,628	228,181	(221,986)	—	6,195
Nomura Corporate Funding Americas	50,000	(50,000)	—	—	—	—	—	—
Athene Annuity & Life Assurance Company	2,111	—	—	2,111	—	—	—	—
Federal National Mortgage Association	1,337	—	—	1,337	211	—	—	211
Others	2,475	—	—	2,475	1,520	—	—	1,520
	$3,822,724	$(3,769,449)	$—	$53,275	$3,026,402	$(3,004,690)	$—	$21,712
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated income statement line	2023	2022	2021

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$63,749	$(296,349)	$(354,833)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$46,941	$1,326,964	$319,141
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(236,778)	$(631,484)	$(475,215)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the year in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 9—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$5,953,621	$3,878,078	$2,581,174
Additions (deductions):
MSRs resulting from loan sales	1,849,957	1,718,094	1,861,949
Purchases	—	3,993	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	(305)	—	—
Exchange of mortgage servicing spread for interest-only stripped securities	(98,066)	—	—
	1,751,586	1,722,087	1,861,949
Change in fair value due to:
Changes in inputs used in valuation model (1)	56,757	877,324	(136,350)
Other changes in fair value (2)	(662,616)	(523,868)	(428,695)
Total change in fair value	(605,859)	353,456	(565,045)
Balance at end of year	$7,099,348	$5,953,621	$3,878,078
Unpaid principal balance of underlying loans at end of year	$370,244,119	$314,567,639	$278,324,780

		December 31,
		2023	2022

		(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets		$7,033,892	$5,897,613
(1)	Principally reflects changes in pricing spread, annual total prepayment speed, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities Carried at Fair Value:

The activity in MSLs carried at fair value is summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$2,096	$2,816	$45,324
Mortgage servicing liabilities resulting from loan sales	—	—	106,631
Changes in fair value due to:
Changes in inputs used in valuation model (1)	(50)	(347)	(68,020)
Other changes in fair value (2)	(241)	(373)	(81,119)
Total change in fair value	(291)	(720)	(149,139)
Balance at end of year	$1,805	$2,096	$2,816
Unpaid principal balance of underlying loans at end of year	$24,892	$33,157	$60,593

(1)	During the year ended December 31, 2021, significant changes were made to valuation inputs used to estimate the fair value of MSLs in recognition of the observed increase in the proportion of performing government insured or guaranteed loans and reduced expected costs and losses from defaulted government insured or guaranteed loans underlying the Company’s MSLs.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Contractual servicing fees	$1,268,650	$1,054,828	$875,570
Other fees:
Late charges	55,685	40,583	29,848
Other	9,539	13,742	29,505
	$1,333,874	$1,109,153	$934,923

Note 10—Capitalized Software

Capitalized software included in Other assets are summarized below:

	December 31,
	2023	2022

	(in thousands)
Cost	$266,124	$231,341
Less: Accumulated amortization	(117,388)	(73,881)
	$148,736	$157,460

Amortization and impairment expenses relating to capitalized software included in Technology expense are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Amortization	$43,462	$23,955	$20,206
Impairment	$46	$—	$728

Note 11—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements, included in Other assets are summarized below:

	December 31,
	2023	2022

	(in thousands)
Furniture, fixtures, equipment and building improvements	$82,667	$82,721
Less: Accumulated depreciation and amortization	(63,651)	(54,339)
	$19,016	$28,382

Depreciation and amortization expenses included in Occupancy and equipment expense are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Depreciation and amortization expenses	$9,752	$10,454	$8,439

Note 12—Leases

The Company has operating lease agreements relating to its office facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years; some of these operating lease agreements include options to extend their terms for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s operating lease right-of-use assets included in Other assets and leasing activity is summarized below:

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands)
Lease expense:
Operating leases	$18,782	$19,779	$18,363
Short-term leases	436	778	904
Sublease income	(902)	(46)	—
Net lease expense included in Occupancy and equipment expense	$18,316	$20,511	$19,267

Other information:
Payments for operating leases	$24,026	$23,475	$20,145
Operating lease right-of-use assets recognized	$2,893	$1,364	$28,401
Period end weighted averages:
Remaining lease term (in years)	4.3	4.8	5.7
Discount rate	3.8%	3.8%	4.0%

The maturities of the Company’s operating lease liabilities are summarized below:

Year ended December 31,	Operating leases
(in thousands)
2024	$19,688
2025	19,168
2026	14,892
2027	7,152
2028	5,066
Thereafter	7,063
Total lease payments	73,029
Less imputed interest	(6,985)
Operating lease liability	$66,044

Note 13—Other Assets

Other assets are summarized below:

	December 31,
	2023	2022

	(in thousands)
Capitalized software, net	$148,736	$157,460
Margin deposits	135,645	55,968
Operating lease right-of-use assets	49,926	65,866
Servicing fees receivable, net	37,271	31,356
Other servicing receivables	30,530	24,854
Interest receivable	35,196	24,110
Prepaid expenses	36,044	38,780
Furniture, fixtures, equipment and building improvements, net	19,016	28,382
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	15,653	12,277
Real estate acquired in settlement of loans	14,982	11,497
Other	59,461	33,223
	$582,460	$483,773
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$15,653	$12,277

Note 14—Short-Term Borrowings

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2023.

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

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,701,448	$2,580,513	$6,911,843
Weighted average interest rate (1)	7.12%	3.59%	2.09%
Total interest expense	$279,289	$105,459	$164,132
Maximum daily amount outstanding	$6,358,007	$7,289,147	$10,969,029
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees totaling $15.7 million, $12.9 million and $19.4 million for the years ended December 31, 2023, 2022 and 2021, respectively

	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,769,449	$3,004,690
Unamortized debt issuance costs	(5,493)	(3,407)
	$3,763,956	$3,001,283
Weighted average interest rate	7.05%	6.00%
Available borrowing capacity (1):
Committed	$1,282,040	$1,078,927
Uncommitted	5,548,511	5,391,383
	$6,830,551	$6,470,310
Assets securing repurchase agreements:
Loans held for sale	$3,858,977	$3,139,870
Servicing advances (2)	$354,831	$381,379
Mortgage servicing rights (2)	$6,284,239	$5,339,513
Deposits (2)	$15,653	$12,277
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2023 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$823,013
Over 30 to 90 days	2,389,502
Over 90 to 180 days	74,968
Over 180 days to one year	133,038
Over one year to two years	348,928
Total assets sold under agreements to repurchase	$3,769,449
Weighted average maturity (in months)	3.4
(1)	The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amounts at risk (the fair value of the assets pledged plus the related margin deposits, less the amounts advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase are summarized by counterparty below as of December 31, 2023:

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P. & Citibank, N.A. & Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$4,002,911	March 25, 2025	June 27, 2025
Atlas Securitized Products, L.P.	$103,737	May 4, 2024	June 27, 2025
Bank of America, N.A.	$79,328	January 29, 2024	June 12, 2025
BNP Paribas	$31,964	March 24, 2024	September 30, 2025
Barclays Bank PLC	$28,314	May 22, 2024	November 13, 2024
Royal Bank of Canada	$25,993	January 21, 2024	November 8, 2024
JP Morgan Chase Bank, N.A.	$15,375	February 19, 2024	June 16, 2025
Goldman Sachs Bank USA	$12,954	April 27, 2024	December 8, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$12,612	October 17, 2024	June 9, 2025
Morgan Stanley Bank, N.A.	$8,788	March 16, 2024	January 27, 2025
Citibank, N.A.	$7,374	February 27, 2024	June 27, 2025
Wells Fargo Bank, N.A.	$6,652	March 11, 2024	May 3, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands)
Average balance	$238,197	$211,035	$249,255
Weighted average interest rate (1)	6.48%	3.16%	1.39%
Total interest expense	$16,129	$7,314	$4,153
Maximum daily amount outstanding	$515,537	$515,043	$532,819
(1)	Excludes the effect of amortization of debt issuance costs totaling $688,000, $651,000 and $688,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$446,406	$287,943
Unamortized debt issuance costs	(352)	(351)
	$446,054	$287,592
Weighted average interest rate	6.60%	5.71%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$470,524	$302,977

Note 15—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PLS, PNMAC, and PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued a variable funding note to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing asset variable funding notes.

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
August 10, 2018	$425,000	3.40%	8/25/2025	(3)
June 3, 2022	500,000	4.25%	5/25/2027	5/25/2029
Term Loans:
February 28, 2023	680,000	3.00%	2/25/2028	2/25/2029
October 25, 2023	125,000	3.00%	10/25/2028
	$1,730,000
(1)	Interest is charged at a rate based on SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes or Term Loans as specified in the respective agreements.
(3)	Stated maturity date reflects the exercise by the Company of its option to extend the maturity of this issuance.

Freddie Mac MSR Note Payable

On December 16, 2022, the Company issued a note payable that is secured by Freddie Mac MSRs. Interest is charged at a rate based on SOFR plus a spread as defined in the agreement. The note matures on November 13, 2024. The maximum amount that the Company may borrow under the note payable is $400 million, $350 million of which is committed and which may be reduced by other debt outstanding with the counterparty.

Notes payable secured by mortgage servicing assets are summarized below:

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands)
Average balance	$2,421,124	$1,584,383	$1,300,000
Weighted average interest rate (1)	8.59%	4.88%	2.89%
Total interest expense	$211,085	$79,813	$39,782
(1)	Excludes the effect of amortization of debt issuance costs totaling $3.2 million, $2.5 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,730,000	$1,800,000
Freddie Mac MSR Note Payable	150,000	150,000
	1,880,000	1,950,000
Unamortized debt issuance costs	(6,585)	(7,354)
	$1,873,415	$1,942,646
Weighted average interest rate	8.82%	7.46%
Assets pledged to secure notes payable (1):
Servicing advances	$354,831	$381,379
Mortgage servicing rights	$7,033,892	$5,897,613
Deposits	$15,653	$12,277
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the Term Notes and Term Loans are included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s issued and outstanding Unsecured Notes:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.38%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.38%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.88%	December 15, 2029	December 15, 2026
	$2,550,000
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

	Year ended December 31,
	2023	2022	2021

	(dollars in thousands)
Average balance	$1,843,151	$1,800,000	$1,373,562
Weighted average interest rate (1)	5.13%	5.07%	4.94%
Total interest expense	$98,396	$95,014	$70,208
(1)	Excludes the effect of amortization of debt issuance costs of $3.8 million, $3.7 million and $2.3 million on for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31,
	2023	2022

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,550,000	$1,800,000
Unamortized debt issuance costs and premiums, net	(30,349)	(20,080)
	$2,519,651	$1,779,920
Weighted average interest rate	5.90%	5.07%

Obligations Under Capital Lease

The Company had a capital lease transaction secured by certain fixed assets and capitalized software. The capital lease matured on June 13, 2022.

Obligations under capital lease are summarized below:

	Year ended December 31,
	2022	2021

	(dollars in thousands)
Average balance	$848	$7,999
Weighted average interest rate	2.18%	2.11%
Total interest expense	$20	$169
Maximum daily amount outstanding	$3,489	$11,864

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on final maturity dates) are as follows:

	Year ended December 31,
	2024	2025	2026	2027	2028	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$150,000	$425,000	$—	$500,000	$805,000	$—	$1,880,000
Unsecured senior notes	—	650,000	—	—	—	1,900,000	2,550,000
Total	$150,000	$1,075,000	$—	$500,000	$805,000	$1,900,000	$4,430,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after their stated maturities.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Balance at beginning of year	$32,421	$43,521	$32,688
Provision for losses:
Resulting from sales of loans	12,997	9,617	31,590
Resulting from change in estimate	(9,115)	(8,451)	(16,037)
Losses incurred	(5,515)	(12,266)	(4,720)
Balance at end of year	$30,788	$32,421	$43,521
Unpaid principal balance of loans subject to representations and warranties at end of year	$354,423,684	$296,774,121	$257,369,777

Note 17—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PNMAC. The Company’s federal tax returns are subject to examination for 2020 and forward and its state tax returns are generally subject to examination for 2019 and forward. PNMAC’s federal partnership returns are subject to examination for 2020 and forward, and its state tax returns are generally subject to examination for 2019 and forward. The Internal Revenue Service is currently auditing the Company's federal income tax return for 2020. California and various other state jurisdictions have also opened audits for tax years ranging from 2019 to 2021. The Company does not expect any material changes from these examinations as of December 31, 2023.

The following table details the Company’s provision for income taxes:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Current expense (benefit):
Federal	$1,436	$(2,944)	$101,659
State	620	(249)	39,551
Total current expense (benefit)	2,056	(3,193)	141,210
Deferred expense:
Federal	31,375	131,670	160,587
State	5,544	61,263	53,896
Total deferred expense	36,919	192,933	214,483
Total provision for income taxes	$38,975	$189,740	$355,693

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective tax rate:

	Year ended December 31,
	2023	2022	2021
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	4.7%	5.9%	5.4%
Tax rate revaluation	(2.2)%	1.2%	0.0%
Other	(2.3)%	0.4%	(0.2)%
Effective income tax rate	21.2%	28.5%	26.2%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Mortgage servicing rights	$186,628	$326,378	$196,697
Net operating loss	(111,496)	(160,605)	—
Reserves and losses	(41,641)	13,480	15,736
Compensation accruals	7,403	10,473	(11,456)
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	3,803	4,517	4,420
California franchise taxes	—	4,447	10,753
Tax credits	—	—	50
Other	(7,778)	(5,757)	(1,717)
Total provision for deferred income taxes	$36,919	$192,933	$214,483

The components of Income taxes payable are as follows:

	December 31,
	2023	2022

	(in thousands)
Current income tax payable (receivable)	$1,230	$(1,993)
Deferred income tax liability, net	1,041,656	1,004,737
Income taxes payable	$1,042,886	$1,002,744

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2023	2022

	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$273,178	$161,682
Compensation accruals	35,266	42,668
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	21,957	25,760
Reserves and losses	75,436	33,795
Other	9,943	6,159
Gross deferred income tax assets	415,780	270,064
Deferred income tax liabilities:
Mortgage servicing rights	1,446,810	1,260,181
Other	10,626	14,620
Gross deferred income tax liabilities	1,457,436	1,274,801
Net deferred income tax liability	$1,041,656	$1,004,737

The Company recorded a deferred tax asset of $273.2 million for net operating losses, of which $106.2 million related to net operating losses incurred in 2023, $165.9 million related to net operating losses incurred in 2022 and $1.1 million related to net operating losses incurred in 2018. The $213.6 million related to federal net operating loss carry forward has no expiration date but is subject to an annual utilization limitation of up to 80% of taxable income. The remaining $59.6 million in deferred tax assets, relating to state net operating losses, either have no expiration date or expire by 2042. The Company expects to fully utilize these net operating losses before their expiration dates.

At December 31, 2023 and 2022, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2023 and 2022.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Loans

The Company’s commitments to purchase and fund loans totaled $6.3 billion as of December 31, 2023.

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

Litigation

On November 5, 2019, Black Knight Servicing Technologies, LLC (“Black Knight”), now a wholly-owned subsidiary of Intercontinental Exchange, Inc. (NYSE: ICE), filed a Complaint and Demand for Jury Trial in the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC, Case No. 2019-CA-007908, alleging breach of contract and misappropriation of MSP® System trade secrets. On November 6, 2019, PLS filed unlawful monopolization claims against Black Knight pursuant to the Sherman Act and Clayton Act seeking injunctive relief. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by the Company, after which all claims of the Company and Black Knight were consolidated into a binding arbitration.

On November 28, 2023, the arbitrator issued an interim award (the “Interim Award”) granting in part and denying in part Black Knight’s breach of contract claim. The arbitrator’s Interim Award also denied in full Black Knight’s claim of trade secrets misappropriation. The Interim Award granted Black Knight monetary damages in the amount of $155.2 million, plus prejudgment interest and reasonable attorney fees, and it denied in full all of Black Knight’s claims for injunctive and declaratory relief.

On January 12, 2024, the arbitrator issued the final award (the “Final Award”), reducing Black Knight’s monetary damages to $150.2 million, plus interest. As a result of the Final Award, the Company reported a pretax expense accrual of $158.4 million in its financial results for the fourth quarter of fiscal year 2023 on February 1, 2024.

The Final Award also grants PLS’ claim that Black Knight engaged in unlawful monopolization in violation of Section 2 of the Sherman Act and grants PLS’ claim for injunctive relief under the Sherman Act and Clayton Act. As a result of the Final Award, PLS’ loan servicing technology, known as Servicing Systems Environment, or SSE, and all related intellectual property and software developed by or on behalf of PLS, remain the proprietary technology of PLS, free and clear of any restrictions on use.

On February 5, 2024, the Company filed a Motion to Confirm the Arbitration Award in the Florida State Court. The Final Award remains subject to statutory periods allowing either party to move to vacate the Final Award before it is confirmed in the Florida State Court. As a result, there can be no certainty that the Final Award will not be subject to change.

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

Note 19—Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion.

The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2023	2022	2021	total (1)

	(in thousands)
Shares of common stock repurchased	1,201	7,788	15,368	34,063
Cost of shares of common stock repurchased	$71,491	$406,086	$958,194	$1,788,198
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through December 31, 2023. Cumulative total cost of common stock repurchase includes $537,000 of transaction fees.

The shares of repurchased common stock were canceled upon settlement of the repurchase transactions.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
From non-affiliates:
Cash (losses) gains:
Loans	$(1,337,613)	$(2,128,195)	$600,840
Hedging activities	(99,515)	1,347,843	443,341
	(1,437,128)	(780,352)	1,044,181
Non-cash gains:
Mortgage servicing rights resulting from loan sales	1,849,957	1,718,094	1,755,318
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(12,997)	(9,617)	(31,590)
Reductions in liability due to changes in estimate	9,115	8,451	16,037
Changes in fair values of loans and derivatives held at year end:
Interest rate lock commitments	63,749	(296,349)	(354,833)
Loans	(71,425)	188,849	210,961
Hedging derivatives	146,456	(20,879)	(124,200)
	547,727	808,197	2,515,874
From PennyMac Mortgage Investment Trust (1)	(1,784)	(16,564)	(51,473)
	$545,943	$791,633	$2,464,401
(1)	Gains on sales of loans to PMT are described in Note 4–Transactions with Related Parties.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Interest income:
From non-affiliates:
Cash and short-term investments	$68,457	$19,839	$3,280
Loans held for sale at fair value	279,506	172,124	275,176
Placement fees relating to custodial funds	284,877	102,099	21,326
	632,840	294,062	299,782
From Townsgate Closing Services, LLC	84	—	—
From PennyMac Mortgage Investment Trust	—	—	387
	632,924	294,062	300,169
Interest expense:
To non-affiliates:
Assets sold under agreements to repurchase	279,289	105,459	164,132
Mortgage loan participation purchase and sale agreements	16,129	7,314	4,153
Notes payable secured by mortgage servicing assets	211,085	79,813	39,782
Unsecured senior notes	98,396	95,014	70,208
Obligations under capital lease	—	20	169
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	21,538	40,741	105,430
Interest on mortgage loan impound deposits	9,795	7,066	5,545
Other	1,545	—	—
	637,777	335,427	389,419
To PennyMac Mortgage Investment Trust—Excess servicing spread financing at fair value	—	—	1,280
	637,777	335,427	390,699
	$(4,853)	$(41,365)	$(90,530)

Note 22—Stock-based Compensation

The Company has adopted equity incentive plans that provide for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2023, the Company has 4.9 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Performance-based RSUs	$9,740	$18,096	$23,166
Time-based RSUs	11,672	14,837	10,184
Stock options	6,170	9,619	4,444
	$27,582	$42,552	$37,794

Performance-Based RSUs

The performance based RSUs provide for the issuance of shares of the Company’s common stock based on the achievement of performance goals and job performance ratings. Approximately 309,000 shares under the grants with performance periods ending December 31, 2023 are expected to vest and be issued to the grantees in the first quarter of 2024.

The fair value of the performance-based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration the expected outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The Company applies forfeiture rates of 0 – 20.3% per year based on the grantees’ employee classification. The actual number of shares that vest could vary from zero, if the performance goals are not met, to as much as 250% of the units granted, if the performance goals are meaningfully exceeded.

The table below summarizes performance-based RSU activity:

	Year ended December 31,
	2023	2022	2021

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	976	1,226	1,583
Granted	307	342	310
Vested (1)	(385)	(509)	(634)
Forfeited or cancelled	(25)	(83)	(33)
Outstanding at end of year	873	976	1,226
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$48.94	$36.12	$27.02
Granted	$60.70	$57.10	$58.85
Vested	$35.36	$23.40	$24.47
Forfeited	$58.46	$49.14	$36.91
Outstanding at end of year	$58.90	$48.94	$36.12
(1)	The actual number of performance-based RSUs vested during the years ended December 31, 2023, 2022 and 2021 were 617,000, 654,000 and 781,000 shares, respectively, which is approximately 160%, 128% and 123% of the originally granted units, respectively, due to the performance exceeding from the established target for the respective grant.

Following is a summary of performance-based RSUs as of December 31, 2023:

Unamortized compensation cost (in thousands)	$12,730
Number of shares expected to vest (in thousands)	809
Weighted average remaining vesting period (in months)	12

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

Compensation cost relating to time-based RSUs is based on the grant date fair value of the Company’s common stock and the number of shares expected to vest. For purposes of estimating the cost of the time-based RSUs granted, the Company applies forfeiture rates of 0% – 20.3% per year based on the grantees’ employee classification.

The table below summarizes time-based RSU activity:

	Year ended December 31,
	2023	2022	2021

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	483	434	587
Granted	187	331	173
Vested	(247)	(246)	(312)
Forfeited	(11)	(36)	(14)
Outstanding at end of year	412	483	434
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$53.71	$41.74	$29.37
Granted	$60.72	$57.10	$58.90
Vested	$50.09	$37.34	$28.08
Forfeited	$57.66	$51.97	$39.48
Outstanding at end of year	$58.90	$53.71	$41.74

Following is a summary of RSUs as of December 31, 2023:

Unamortized compensation cost (in thousands)	$6,210
Number of units expected to vest (in thousands)	392
Weighted average remaining vesting period (in months)	9

Stock Options

The stock option award agreements provide for the award of options to purchase common stock. In general, and except as otherwise provided by the agreement, one-third of the stock option awards vests on each of the first, second, and third anniversaries of the grant date, subject to the recipient’s continued service through each anniversary.

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2023	2022	2021
Expected volatility (1)	38%	37%	38%
Expected dividends	1.3%	1.4%	1.4%
Risk-free interest rate	4.2% - 5.0%	1.1% - 2.1%	0.1% - 1.7%
Expected grantee forfeiture rate	0% - 5.1%	0% - 5.1%	0% - 6.7%
(1)	Based on historical volatilities of the Company’s common stock.

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

The table below summarizes stock option award activity:

	Year ended December 31,
	2023	2022	2021

	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	4,317	3,906	4,040
Granted	221	574	249
Exercised	(658)	(155)	(377)
Forfeited	(23)	(8)	(6)
Outstanding at end of year	3,857	4,317	3,906
Weighted average exercise price per option:
Outstanding at beginning of year	$32.46	$28.43	$28.01
Granted	$60.67	$57.10	$58.85
Exercised	$25.66	$21.09	$19.96
Forfeited	$58.10	$53.10	$39.52
Outstanding at end of year	$35.08	$32.46	$28.43

Following is a summary of stock options as of December 31, 2023:

Number of options exercisable at end of year (in thousands)	3,191
Weighted average exercise price per exercisable option	$30.20
Weighted average remaining contractual term (in years):
Outstanding	4.9
Exercisable	4.1
Aggregate intrinsic value:
Outstanding (in thousands)	$205,525
Exercisable (in thousands)	$185,629
Expected vesting amounts:
Number of options expected to vest (in thousands)	659
Weighted average vesting period (in months)	9

Note 23—Earnings Per Share of Common Stock

Basic earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share of common stock is determined by dividing net income by the weighted average number of shares of common stock and dilutive securities outstanding during the year.

The Company’s potentially dilutive securities are stock-based compensation awards. The Company applies the treasury stock method to determine the diluted weighted average number of shares of common stock outstanding based on the outstanding stock-based compensation awards.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2023	2022	2021

	(in thousands, except per share amounts)
Net income	$144,656	$475,507	$1,003,490

Weighted average shares of common stock outstanding	49,978	53,065	63,799
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,755	2,885	3,672
Weighted average diluted shares of common stock outstanding	52,733	55,950	67,471
Basic earnings per share	$2.89	$8.96	$15.73
Diluted earnings per share	$2.74	$8.50	$14.87

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs, time-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2023	2022	2021

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	561	281	223
Time-based RSUs	2	62	1
Stock options (2)	289	1,339	211
Total anti-dilutive units and options	852	1,682	435
Weighted average exercise price of anti-dilutive stock options (2)	$59.42	$58.58	$58.85
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock price for the year.

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rates.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2023 (1)		December 31, 2022
Requirement/Agency	Actual (2)	Requirement (2)	Actual (2)	Requirement (2)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,890,144	$1,211,365	$6,632,627	$797,748
Ginnie Mae	$6,559,001	$1,314,677	$5,899,892	$923,202
HUD	$6,559,001	$2,500	$5,899,892	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,243,927	$543,913	$1,265,569	$107,768
Ginnie Mae	$1,684,457	$389,501	$1,265,569	$246,953
Adjusted net worth / Total assets ratio
Ginnie Mae	48%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	37%	6%	39%	6%
(1)	The Agencies adopted revised capital and liquidity requirements, most of which became effective during the year ended December 31, 2023. The amounts shown for December 31, 2023 are in accordance with those Agency requirements. Ginnie Mae has issued risk-based capital requirements in addition to those presented above that will become effective on December 31, 2024. The Company believes it is in compliance with Ginnie Mae’s pending requirements as of December 31, 2023.

(2)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PLS’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 25—Segments

The Company operates in three segments: production, servicing and investment management.

Two of the segments, production and servicing, are in the mortgage banking business. The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT. The servicing segment performs servicing of loans on behalf of PMT and non-affiliate investors, execution and management of early buyout transactions and servicing of loans sourced and managed by the investment management segment for PMT.

The investment management segment represents the activities of the Company’s investment manager, which include sourcing, performing diligence, bidding and closing investment asset acquisitions and managing the acquired assets.

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

Financial performance and results by segment are as follows:

	Year ended December 31, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$453,063	$92,880	$545,943	$—	$545,943
Loan origination fees	146,118	—	146,118	—	146,118
Fulfillment fees from PennyMac Mortgage Investment Trust	27,826	—	27,826	—	27,826
Net loan servicing fees	—	642,600	642,600	—	642,600
Net interest expense:
Interest income	267,936	364,985	632,921	3	632,924
Interest expense	254,890	382,887	637,777	—	637,777
	13,046	(17,902)	(4,856)	3	(4,853)
Management fees	—	—	—	28,762	28,762
Other	2,980	3,816	6,796	8,464	15,260
Total net revenue	643,033	721,394	1,364,427	37,229	1,401,656
Expenses (2)	573,708	611,725	1,185,433	32,592	1,218,025
Income before provision for income taxes	$69,325	$109,669	$178,994	$4,637	$183,631
Segment assets at year end	$4,863,341	$13,954,836	$18,818,177	$26,386	$18,844,563
(1)	All revenues are from external customers.

(2)	An arbitration accrual of $158.4 million relating to the Black Knight’s claim discussed in Note 18–Commitments and Contingencies is included in the servicing segment.

	Year ended December 31, 2022
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$599,896	$191,737	$791,633	$—	$791,633
Loan origination fees	169,859	—	169,859	—	169,859
Fulfillment fees from PennyMac Mortgage Investment Trust	67,991	—	67,991	—	67,991
Net loan servicing fees	—	951,329	951,329	—	951,329
Net interest expense:
Interest income	133,000	161,062	294,062	—	294,062
Interest expense	108,072	227,355	335,427	—	335,427
	24,928	(66,293)	(41,365)	—	(41,365)
Management fees	—	—	—	31,065	31,065
Other	2,503	3,727	6,230	9,013	15,243
Total net revenue	865,177	1,080,500	1,945,677	40,078	1,985,755
Expenses	816,697	466,874	1,283,571	36,937	1,320,508
Income before provision for income taxes	$48,480	$613,626	$662,106	$3,141	$665,247
Segment assets at year end	$3,866,934	$12,929,233	$16,796,167	$26,417	$16,822,584
(1)	All revenues are from external customers.

	Year ended December 31, 2021
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$1,746,650	$717,751	$2,464,401	$—	$2,464,401
Loan origination fees	384,154	—	384,154	—	384,154
Fulfillment fees from PennyMac Mortgage Investment Trust	178,927	—	178,927	—	178,927
Net loan servicing fees	—	182,954	182,954	—	182,954
Net interest income (expense):
Interest income	134,706	165,463	300,169	—	300,169
Interest expense	139,296	251,393	390,689	10	390,699
	(4,590)	(85,930)	(90,520)	(10)	(90,530)
Management fees	—	—	—	37,801	37,801
Other	1,623	2,520	4,143	5,511	9,654
Total net revenue	2,306,764	817,295	3,124,059	43,302	3,167,361
Expenses	1,262,353	510,617	1,772,970	35,208	1,808,178
Income before provision for income taxes	$1,044,411	$306,678	$1,351,089	$8,094	$1,359,183
Segment assets at year end	$8,934,032	$9,821,436	$18,755,468	$21,144	$18,776,612
(1)	All revenues are from external customers.

Note 26—Parent Company Information

The Company’s debt financing agreements require PLS, the Company’s indirect controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $1.3 billion. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement. The Company’s Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company’s existing and future wholly-owned domestic subsidiaries (other than certain excluded subsidiaries defined in the indentures under which the Unsecured Notes were issued).

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2023	2022

	(in thousands)
ASSETS
Cash	$8,639	$45,496
Investments in subsidiaries	4,488,039	4,421,906
Receivable from PennyMac Mortgage Investment Trust	—	27
Due from subsidiaries	2,322,854	1,509,103
Total assets	$6,819,532	$5,976,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured senior notes	$2,519,651	$1,779,920
Accounts payable and accrued expenses	29,636	26,356
Payable to subsidiaries	187	135
Income taxes payable	731,455	699,072
Total liabilities	3,280,929	2,505,483
Stockholders' equity	3,538,603	3,471,049
Total liabilities and stockholders' equity	$6,819,532	$5,976,532

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Revenues
Dividends from subsidiaries	$80,617	$417,391	$982,740
Net interest income:
Interest income from subsidiary	156,082	121,452	77,162
Interest expense to non-affiliates	98,396	95,014	70,208
	57,686	26,438	6,954
Total net revenues	138,303	443,829	989,694
Expenses
Professional services	9	—	2,236
Charitable contributions	—	—	5,800
Other	922	267	449
Total expenses	931	267	8,485
Income before provision for income taxes and equity in undistributed earnings of subsidiaries	137,372	443,562	981,209
Provision for income taxes	31,267	129,948	238,803
Income before equity in undistributed earnings of subsidiaries	106,105	313,614	742,406
Equity in undistributed earnings of subsidiaries	38,551	161,893	261,084
Net income	$144,656	$475,507	$1,003,490

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021

	(in thousands)
Cash flows from operating activities
Net income	$144,656	$475,507	$1,003,490
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(38,551)	(161,893)	(261,084)
Amortization of net debt issuance costs	3,802	3,701	2,321
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	27	—	(27)
Increase in intercompany receivable	(894,204)	(31,566)	(897,063)
Increase (decrease) in accounts payable and accrued expenses	3,280	(1,779)	13,545
Increase (decrease) in payable to subsidiaries	52	19	(22,289)
Increase in income taxes payable	32,383	217,771	35,839
Net cash (used in) provided by operating activities	(748,555)	501,760	(125,268)
Cash flows from financing activities
Issuance of unsecured senior notes	750,000	—	1,150,000
Payment of debt issuance costs	(14,071)	—	(21,922)
Payment of dividend to holders of common stock	(41,446)	(54,621)	(52,896)
Issuance of common stock pursuant to exercise of stock options	17,215	2,947	7,536
Payment of withholding taxes relating to stock-based compensation	—	(7,780)	(8,993)
Repurchase of common stock	—	(406,086)	(958,194)
Net cash provided by (used in) financing activities	711,698	(465,540)	115,531
Net (decrease) increase in cash (1)	(36,857)	36,220	(9,737)
Cash at beginning of year	45,496	9,276	19,013
Cash at end of year	$8,639	$45,496	$9,276
Supplemental cash flow information:
Non-cash financing activity:
Repurchase of common stock paid by PNMAC on behalf of Parent company	$71,491	$—	$—
Payment of witholding taxes relating to stock-based compensation by PNMAC on behalf of Parent company	$9,142	$—	$—
Issuance of common stock in settlement of directors' fees	$180	$205	$200
(1)	The Company did not hold restricted cash during the years presented.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On February 1, 2024, the Company announced a cash dividend of $0.20 per common share. The dividend will be paid on February 23, 2024 to common stockholders of record as of February 13, 2024.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	Chairman and Chief Executive Officer	February 21, 2024
David A. Spector	(Principal Executive Officer)

/s/ Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 21, 2024
Daniel S. Perotti	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	February 21, 2024
Gregory L. Hendry	(Principal Accounting Officer)

/s/ Doug Jones	Director, President and	February 21, 2024
Doug Jones	Chief Mortgage Banking Officer

/s/ James Hunt	Director	February 21, 2024
James Hunt

/s/ Jonathon S. Jacobson	Director	February 21, 2024
Jonathon S. Jacobson

/s/ Patrick Kinsella	Director	February 21, 2024
Patrick Kinsella

/s/ Anne D. McCallion	Director	February 21, 2024
Anne D. McCallion

/s/ Joseph Mazzella	Director	February 21, 2024
Joseph Mazzella

/s/ Farhad Nanji	Director	February 21, 2024
Farhad Nanji

/s/ Jeffrey Perlowitz	Director	February 21, 2024
Jeffrey Perlowitz

/s/ Lisa Shalett	Director	February 21, 2024
Lisa Shalett

/s/ Theodore Tozer	Director	February 21, 2024
Theodore Tozer

93

/s/ Emily Youssouf	Director	February 21, 2024
Emily Youssouf

94