Form 10-Q
period 2024-03-31
PennyMac Financial Services, Inc.
filed 2024-05-01
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2024
Common Stock, $0.0001 par value	50,922,737

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2024

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

Forward-looking statements are based on certain assumptions, discuss future expectations, plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include, but are not limited to, the following:

●	projections of our revenues, income, earnings per share, capital structure or other financial items;
●	descriptions of our plans or objectives for future operations, products or services;
●	forecasts of our future economic performance, interest rates, profit margins and prepayment rates;
●	discussions of our expectations regarding various macroeconomic factors, including variability in the economy or the impact of current and future regulations and legislation on our business; and
●	descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q (this “Report”), the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 21, 2024 and in our other SEC filings.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in macroeconomic and U.S. real estate market conditions;

●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;

●	lawsuits or governmental actions if we do not comply with the laws and regulations applicable to our businesses;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of these regulations;

●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;

●	changes in real estate values, housing prices and housing sales;

●	changes to government mortgage modification programs;

●	foreclosure delays and changes in foreclosure practices;

●	the licensing and operational requirements of states and other jurisdictions applicable to our businesses, to which our bank competitors are not subject;

●	our ability to manage third-party service providers and vendors and their compliance with laws, regulations and investor requirements;

●	our exposure to risks of loss resulting from adverse weather conditions, man-made or natural disasters, the effect of climate change, and pandemics;

●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;

●	maintaining sufficient capital and liquidity and compliance with financial covenants;

●	our substantial amount of indebtedness;

●	increases in the number of loan delinquencies and defaults;

●	failure to modify, resell or refinance early buyout loans or defaults of early buyout loans beyond our expectations;

●	our reliance on PennyMac Mortgage Investment Trust (“PMT”) as a significant contributor to our mortgage banking business;

●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of, fail to meet certain criteria or characteristics or under other circumstances;

●	our ability to mitigate cybersecurity risks and cyber incidents;

●	our exposure to counterparties that are unwilling or unable to honor contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;

●	our ability to realize the anticipated benefit of potential future acquisitions of mortgage servicing rights;

●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;

●	decreases in the returns on the assets that we select and manage for PMT, and our resulting management and incentive fees;

●	the extensive amount of regulation applicable to our investment management segment;

●	conflicts of interest in allocating our services and investment opportunities among ourselves and PMT;

●	the effect of public opinion on our reputation;

●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation of new business activities or expansion of existing business activities;

●	our ability to detect misconduct and fraud;

●	our ability to effectively deploy new information technology applications and infrastructure;

●	our ability to pay dividends to our stockholders; and

●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2024	2023

	(in thousands, except share amounts)
ASSETS
Cash	$927,394	$938,371
Short-term investment at fair value	69	10,268
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	524,576	—
Loans held for sale at fair value (includes $5,127,134 and $4,329,501 pledged to creditors)	5,200,350	4,420,691
Derivative assets	108,987	179,079
Servicing advances, net (includes valuation allowance of $67,327 and $73,991; $271,947 and $354,831 pledged to creditors)	499,955	694,038
Mortgage servicing rights at fair value (includes $7,406,892 and $7,033,892 pledged to creditors)	7,483,210	7,099,348
Investment in PennyMac Mortgage Investment Trust at fair value	1,101	1,121
Receivable from PennyMac Mortgage Investment Trust	30,835	29,262
Loans eligible for repurchase	4,401,896	4,889,925
Other (includes $16,175 and $15,653 pledged to creditors)	623,368	582,460
Total assets	$19,801,741	$18,844,563
LIABILITIES
Assets sold under agreements to repurchase	$5,435,354	$3,763,956
Mortgage loan participation purchase and sale agreements	363,798	446,054
Notes payable secured by mortgage servicing assets	1,972,020	1,873,415
Unsecured senior notes	2,521,031	2,519,651
Derivative liabilities	40,784	53,275
Mortgage servicing liabilities at fair value	1,732	1,805
Accounts payable and accrued expenses	263,338	449,896
Payable to PennyMac Mortgage Investment Trust	127,993	208,210
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,047,337	1,042,886
Liability for loans eligible for repurchase	4,401,896	4,889,925
Liability for losses under representations and warranties	29,976	30,788
Total liabilities	16,231,358	15,305,960

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 50,907,865 and 50,178,963 shares, respectively	5	5
Additional paid-in capital	27,179	24,287
Retained earnings	3,543,199	3,514,311
Total stockholders' equity	3,570,383	3,538,603
Total liabilities and stockholders' equity	$19,801,741	$18,844,563

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2024	2023

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$162,794	$104,870
From PennyMac Mortgage Investment Trust	(353)	(485)
	162,441	104,385
Loan origination fees:
From non-affiliates	36,012	29,980
From PennyMac Mortgage Investment Trust	359	1,410
	36,371	31,390
Fulfillment fees from PennyMac Mortgage Investment Trust	4,016	11,923
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	358,026	290,697
From PennyMac Mortgage Investment Trust	20,262	20,449
Other	45,896	26,911
	424,184	338,057
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(28,585)	(236,447)
Mortgage servicing rights hedging results	(294,645)	47,227
	(323,230)	(189,220)
Net loan servicing fees	100,954	148,837
Net interest expense:
Interest income	156,426	128,478
Interest expense	165,769	131,771
Net interest expense	(9,343)	(3,293)
Management fees from PennyMac Mortgage Investment Trust	7,188	7,257
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	10	26
Results of real estate acquired in settlement of loans	406	142
Other	3,617	2,195
Total net revenues	305,660	302,862
Expenses
Compensation	146,376	147,935
Technology	35,967	36,038
Loan origination	30,568	27,086
Servicing	16,104	12,632
Professional services	9,262	21,007
Occupancy and equipment	8,676	8,820
Marketing and advertising	3,671	3,241
Other	11,153	7,956
Total expenses	261,777	264,715
Income before provision for income taxes	43,883	38,147
Provision for income taxes	4,575	7,769
Net income	$39,308	$30,378
Earnings per share
Basic	$0.78	$0.61
Diluted	$0.74	$0.57
Weighted average shares outstanding
Basic	50,547	50,154
Diluted	53,100	53,352

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	39,308	39,308
Stock-based compensation	728	—	2,808	—	2,808
Issuance of common stock in settlement of directors' fees	1	—	84	—	84
Common stock dividend ($0.20 per share)	—	—	—	(10,420)	(10,420)
Balance, March 31, 2024	50,908	$5	$27,179	$3,543,199	$3,570,383

	Quarter ended March 31, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	30,378	30,378
Stock-based compensation	876	—	6,850	—	6,850
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Common stock dividend ($0.20 per share)	—	—	—	(10,777)	(10,777)
Repurchase of common stock	(768)	—	(6,901)	(38,460)	(45,361)
Balance, March 31, 2023	50,097	$5	$—	$3,452,185	$3,452,190

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2024	2023

	(in thousands)
Cash flow from operating activities
Net income	$39,308	$30,378
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(162,441)	(104,385)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	28,585	236,447
Mortgage servicing rights hedging results	294,645	(47,227)
Accrual of unearned discounts on mortgage-backed securities	(264)	—
Capitalization of interest on loans held for sale	(128)	(223)
Amortization of debt issuance costs	7,357	4,708
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	20	4
Results of real estate acquired in settlement in loans	(406)	(142)
Stock-based compensation expense	4,583	11,650
Reversal of provision for servicing advance losses	(1,541)	(3,081)
Depreciation and amortization	14,164	12,705
Amortization of operating lease right-of-use assets	3,436	5,055
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(16,302,059)	(13,451,030)
Origination of loans held for sale	(3,073,792)	(2,194,780)
Purchase of loans held for sale from non-affiliates	(496,609)	(404,963)
Purchase of loans from Ginnie Mae securities and early buyout investors	(791,726)	(714,110)
Sale to non-affiliates and principal payment of loans held for sale	19,676,917	13,385,341
Repurchase of loans subject to representations and warranties	(21,395)	(10,460)
Decrease in servicing advances	168,554	138,018
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(1,999)	1,872
Sale of real estate acquired in settlement of loans	13,165	7,533
Increase in other assets	(33,707)	(64,777)
Decrease in accounts payable and accrued expenses	(182,097)	(43,767)
Decrease in operating lease liabilities	(4,380)	(4,914)
Decrease in payable to PennyMac Mortgage Investment Trust	(80,581)	(62,927)
Increase in income taxes payable	4,451	8,184
Net cash used in operating activities	(897,940)	(3,264,891)

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2024	2023

	(in thousands)
Cash flow from investing activities
Decrease in short-term investment	10,199	8,610
Purchase of principal-only stripped mortgage-backed securities	(524,739)	—
Repayment of principal-only stripped mortgage-backed securities	116	—
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(224,750)	78,438
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	232
Acquisition of capitalized software	(3,864)	(10,590)
Purchase of furniture, fixtures, equipment and leasehold improvements	(918)	(173)
Increase in margin deposits	(38,656)	(97,450)
Net cash used in investing activities	(782,612)	(20,933)
Cash flow from financing activities
Sale of assets under agreements to repurchase	20,836,772	16,713,811
Repurchase of assets sold under agreements to repurchase	(19,165,094)	(13,949,931)
Issuance of mortgage loan participation purchase and sale certificates	5,399,717	4,170,792
Repayment of mortgage loan participation purchase and sale certificates	(5,482,145)	(3,943,198)
Issuance of notes payable secured by mortgage servicing assets	725,000	680,000
Repayment of notes payable secured by mortgage servicing assets	(625,000)	(150,000)
Payment of debt issuance costs	(7,480)	(5,345)
Issuance of common stock pursuant to exercise of stock options	7,626	4,342
Payment of withholding taxes relating to stock-based compensation	(9,401)	(9,142)
Payment of dividends to holders of common stock	(10,420)	(10,777)
Repurchase of common stock	—	(45,361)
Net cash provided by financing activities	1,669,575	3,455,191
Net (decrease) increase in cash and restricted cash	(10,977)	169,367
Cash and restricted cash at beginning of quarter	938,371	1,328,539
Cash and restricted cash at end of quarter	$927,394	$1,497,906
Cash and restricted cash at end of quarter are comprised of the following:
Cash	$—	$1,497,903
Restricted cash included in Other assets	—	3
	$—	$1,497,906
Supplemental cash flow information:
Cash paid for interest	$152,261	$129,791
Cash paid (refunds received) for income taxes, net	$124	$(415)
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$412,520	$286,533
Operating right-of-use assets recognized	$—	$1,727
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$84	$51

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

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the U.S. Department of Veterans Affairs and U.S. Department of Agriculture (each of the above an “Agency” and collectively the “Agencies”).

●	PNMAC Capital Management, LLC (“PCM”) — a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income that may be expected for the full year ending December 31, 2024. Intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Pronouncements

During 2023, the FASB issued two Accounting Standards Updates (“ASUs”) aimed at increasing the amount of detail provided to financial statement users in certain existing disclosures. The ASUs do not require changes to the Company’s accounting. The ASUs are discussed below:

Segment Disclosures

The FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses.

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

Income Tax Disclosures

The FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the level of detail and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of:

●	Reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction; and

●	Income taxes paid, net of refunds received, broken out between federal and state and local income taxes. Payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025, with early adoption permitted.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 11% and 14% of total net revenues for the quarters ended March 31, 2024 and 2023, respectively. The Company also purchased 82% and 84% of its loan production from PMT during the quarters ended March 31, 2024 and 2023, respectively.

The Company maintains cash and short-term investment balances at financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should one or more of the financial institutions at which the Company’s deposits are maintained fail, there is no guarantee as to the extent that the Company would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery.

Note 4—Variable Interest Entities

The Company entered into securitization transactions in which variable interest entities (“VIEs”) may issue variable funding notes and term debt backed by beneficial interests in Ginnie Mae and Fannie Mae mortgage servicing rights (“MSRs”). The Company acts as guarantor of the variable funding notes and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder and guarantor of the variable funding notes, it holds the variable interest in the VIEs. Therefore, PFSI consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the variable funding notes are included in Assets sold under agreements to repurchase, and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. This financing is detailed in Note 14 – Short-Term Borrowings and Note 15 – Long Term Debt.

Note 5—Related Party Transactions

PennyMac Mortgage Investment Trust

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

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

The mortgage loans purchase and MSR recapture agreements expire on June 30, 2025.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Mortgage servicing rights recapture incurred included in Net gains on loans held for sale at fair value	$(353)	$(485)
Tax service fees earned from PMT included in Loan origination fees	$359	$1,410

Fulfillment fee revenue	$4,016	$11,923
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$1,771,681	$6,628,810

Sourcing fees included in cost of loans purchased from PMT	$1,605	$1,328
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$7,856,925	$9,213,712
Conventional conforming	8,189,930	4,062,874
	$16,046,855	$13,276,586

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and loans in its prime and special servicing portfolios. The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company is also entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended March 31,
Loan type serviced	2024	2023

	(in thousands)
Prime servicing	$20,200	$20,329
Special servicing	62	120
	$20,262	$20,449

The Servicing Agreement expires on June 30, 2025.

Investment Management Activities

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with PMT’s investment policies for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average shareholders’ equity in excess of $5 billion.

●	The performance incentive fee is calculated quarterly at a defined annualized percentage of the amount by which PMT’s “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

●	The performance incentive fee is equal to the sum of:
●	10% of the amount by which PMT’s “net income” for the quarter exceeds (i) an 8% return on “equity” plus the “high watermark,” up to (ii) a 12% return on PMT’s “equity”; plus
●	15% of the amount by which PMT’s “net income” for the quarter exceeds (i) a 12% return on PMT’s “equity” plus the “high watermark,” up to (ii) a 16% return on PMT’s “equity”; plus
●	20% of the amount by which PMT’s “net income” for the quarter exceeds a 16% return on “equity” plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of beneficial interest of all of PMT’s public offerings, multiplied by the weighted average number of common shares of beneficial interest outstanding (including restricted share units) in the rolling four-quarter period.

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

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares of beneficial interest (subject to a limit of no more than 50% paid in common shares), at PMT’s option.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Base management	$7,188	$7,257
Performance incentive	—	—
	$7,188	$7,257

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$6,414	$5,661
Common overhead incurred by the Company	1,944	1,821
Compensation	165	165
	$8,523	$7,647
Payments and settlements during the quarter (1)	$30,085	$32,384
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$10	$26

	March 31,	December 31,
	2024	2023

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,101	$1,121
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2024	2023

	(in thousands)
Receivable from PMT:
Allocated expenses and expenses incurred on PMT's behalf	$8,194	$5,612
Correspondent production fees	7,368	8,288
Management fees	7,188	7,252
Servicing fees	6,730	6,809
Fulfillment fees	1,355	1,301
	$30,835	$29,262
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$127,992	$208,154
Other	1	56
	$127,993	$208,210

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

The Company has recorded a $26.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2024 and December 31, 2023. The Company did not make payments under the tax receivable agreement during the quarters ended March 31, 2024 and 2023.

Townsgate Closing Services, LLC

The Company advanced $801,000 to Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving loan agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027, and earns interest at 9.75% per year as of March 31, 2024, subject to semi-annual adjustment indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance is included in Other assets on the Company’s consolidated balance sheets. The Company recorded $20,000 and $21,000 of interest income related to the loan during the quarters ended March 31, 2024 and 2023, respectively.

.

Note 6—Loan Sales and Servicing Activities

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Cash flows:
Sales proceeds	$19,676,917	$13,385,341
Servicing fees received	$336,248	$268,423

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Balance at beginning of quarter	$73,991	$78,992
Reversals of provision for losses	(1,541)	(3,081)
Charge-offs, net	(5,123)	(733)
Balance at end of quarter	$67,327	$75,178

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement with the loans as servicer:

	March 31,	December 31,
	2024	2023

	(in thousands)
Unpaid principal balance of loans outstanding	$364,441,567	$352,790,614
Delinquent loans:
30-89 days	$12,128,892	$13,775,493
90 days or more:
Not in foreclosure	$6,251,718	$6,754,282
In foreclosure	$647,459	$618,694
Foreclosed	$8,441	$7,565
Loans in bankruptcy	$1,479,461	$1,415,614

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	March 31, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$364,441,567	$—	$364,441,567
Purchased	17,051,740	—	17,051,740
	381,493,307	—	381,493,307
PennyMac Mortgage Investment Trust	—	230,819,012	230,819,012
Loans held for sale	5,111,719	—	5,111,719
	$386,605,026	$230,819,012	$617,424,038
Delinquent loans:
30 days	$9,940,684	$1,607,081	$11,547,765
60 days	2,738,951	370,879	3,109,830
90 days or more:
Not in foreclosure	6,426,292	875,189	7,301,481
In foreclosure	692,930	111,713	804,643
Foreclosed	9,652	4,482	14,134
	$19,808,509	$2,969,344	$22,777,853
Loans in bankruptcy	$1,583,758	$215,218	$1,798,976
Custodial funds managed by the Company (1)	$5,429,348	$2,468,707	$7,898,055
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$352,790,614	$—	$352,790,614
Purchased	17,478,397	—	17,478,397
	370,269,011	—	370,269,011
PennyMac Mortgage Investment Trust	—	232,653,069	232,653,069
Loans held for sale	4,294,689	—	4,294,689
	$374,563,700	$232,653,069	$607,216,769
Delinquent loans:
30 days	$11,097,929	$1,808,516	$12,906,445
60 days	3,316,494	399,786	3,716,280
90 days or more:
Not in foreclosure	6,941,325	1,031,299	7,972,624
In foreclosure	686,359	92,618	778,977
Foreclosed	8,133	4,295	12,428
	$22,050,240	$3,336,514	$25,386,754
Loans in bankruptcy	$1,523,218	$186,593	$1,709,811
Custodial funds managed by the Company (1)	$3,741,978	$1,759,974	$5,501,952
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2024	2023

	(in thousands)
California	$73,344,855	$72,788,272
Florida	59,174,541	57,824,310
Texas	58,318,589	56,437,082
Virginia	35,562,555	35,376,266
Maryland	26,865,117	26,746,355
All other states	364,158,381	358,044,484
	$617,424,038	$607,216,769

Note 7—Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$69	$—	$—	$69
Principal-only mortgage-backed securities	—	524,576	—	524,576
Loans held for sale	—	4,733,958	466,392	5,200,350
Derivative assets:
Interest rate lock commitments	—	—	74,545	74,545
Forward purchase contracts	—	21,887	—	21,887
Forward sales contracts	—	18,622	—	18,622
MBS put options	—	1,970	—	1,970
Put options on interest rate futures purchase contracts	25,353	—	—	25,353
Call options on interest rate futures purchase contracts	3,301	—	—	3,301
Total derivative assets before netting	28,654	42,479	74,545	145,678
Netting	—	—	—	(36,691)
Total derivative assets	28,654	42,479	74,545	108,987
Mortgage servicing rights	—	—	7,483,210	7,483,210
Investment in PennyMac Mortgage Investment Trust	1,101	—	—	1,101
	$29,824	$5,301,013	$8,024,147	$13,318,293
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$4,737	$4,737
Forward purchase contracts	—	6,049	—	6,049
Forward sales contracts	—	35,649	—	35,649
Total derivative liabilities before netting	—	41,698	4,737	46,435
Netting	—	—	—	(5,651)
Total derivative liabilities	—	41,698	4,737	40,784
Mortgage servicing liabilities	—	—	1,732	1,732
	$—	$41,698	$6,469	$42,516

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$10,268	$—	$—	$10,268
Loans held for sale	—	3,942,127	478,564	4,420,691
Derivative assets:
Interest rate lock commitments	—	—	90,313	90,313
Forward purchase contracts	—	78,448	—	78,448
Forward sales contracts	—	6,151	—	6,151
MBS put options	—	413	—	413
MBS call options	—	6,265	—	6,265
Put options on interest rate futures purchase contracts	11,043	—	—	11,043
Call options on interest rate futures purchase contracts	66,176	—	—	66,176
Total derivative assets before netting	77,219	91,277	90,313	258,809
Netting	—	—	—	(79,730)
Total derivative assets	77,219	91,277	90,313	179,079
Mortgage servicing rights	—	—	7,099,348	7,099,348
Investment in PennyMac Mortgage Investment Trust	1,121	—	—	1,121
	$88,608	$4,033,404	$7,668,225	$11,710,507
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$720	$720
Forward purchase contracts	—	5,141	—	5,141
Forward sales contracts	—	92,796	—	92,796
Call options on interest rate futures sales contracts	3,209	—	—	3,209
Total derivative liabilities before netting	3,209	97,937	720	101,866
Netting	—	—	—	(48,591)
Total derivative liabilities	3,209	97,937	720	53,275
Mortgage servicing liabilities	—	—	1,805	1,805
	$3,209	$97,937	$2,525	$55,080

As shown above, certain of the Company’s loans held for sale, Interest Rate Lock Commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the quarter presented:

	Quarter ended March 31, 2024
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	905,860	100,271	—	1,006,131
Capitalization of interest and servicing advances	11,226	—	—	11,226
Sales and repayments	(383,999)	—	—	(383,999)
Mortgage servicing rights resulting from loan sales	—	—	412,520	412,520
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	17,142	—	—	17,142
Other factors	(572)	11,524	(28,658)	(17,706)
	16,570	11,524	(28,658)	(564)
Transfers from Level 3 to Level 2	(561,829)	—	—	(561,829)
Transfers to loans held for sale	—	(131,580)	—	(131,580)
Balance, March 31, 2024	$466,392	$69,808	$7,483,210	$8,019,410
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2024	$19,043	$69,808	$(28,658)	$60,193
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	March 31, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(73)
Balance, March 31, 2024	$1,732
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2024	$(73)

	Quarter ended March 31, 2023
		Net interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	437,650	62,508	—	500,158
Capitalization of interest and servicing advances	7,655	—	—	7,655
Sales and repayments	(122,858)	—	(232)	(123,090)
Mortgage servicing rights resulting from loan sales	—	—	286,533	286,533
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	9,543	—	—	9,543
Other factors	793	72,412	(236,532)	(163,327)
	10,336	72,412	(236,532)	(153,784)
Transfers:
From Level 3 to Level 2	(365,714)	—	—	(365,714)
To real estate acquired in settlement of loans	(52)	—	—	(52)
To loans held for sale	—	(101,918)	—	(101,918)
Balance, March 31, 2023	$312,789	$58,846	$6,003,390	$6,375,025
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2023	$8,413	$58,846	$(236,532)	$(169,273)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended March 31, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(85)
Balance, March 31, 2023	$2,011
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2023	$(85)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	2024			2023
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(311)	$(311)	$—	$—	$—
Loans held for sale	129,329	—	129,329	165,947	—	165,947
Mortgage servicing rights	—	(28,658)	(28,658)	—	(236,532)	(236,532)
	$129,329	$(28,969)	$100,360	$165,947	$(236,532)	$(70,585)
Liabilities:
Mortgage servicing liabilities	$—	$73	$73	$—	$85	$85

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	March 31, 2024			December 31, 2023
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$5,162,089	$5,062,370	$99,719	$4,378,042	$4,233,764	$144,278
90 days or more delinquent:
Not in foreclosure	32,071	35,496	(3,425)	35,253	38,922	(3,669)
In foreclosure	6,190	13,853	(7,663)	7,396	22,003	(14,607)
	$5,200,350	$5,111,719	$88,631	$4,420,691	$4,294,689	$126,002

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2024	$—	$—	$2,473	$2,473
December 31, 2023	$—	$—	$2,669	$2,669

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Real estate acquired in settlement of loans	$(1,210)	$(558)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by mortgage servicing assets and Unsecured senior notes are carried at amortized cost.

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

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair values and carrying values of these liabilities are summarized below:

	March 31, 2024		December 31, 2023
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,736,738	$1,722,656	$1,730,000	$1,724,290
Unsecured senior notes	$2,472,415	$2,521,031	$2,467,750	$2,519,651

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

To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and of key inputs to those procured from nonaffiliated brokers and published surveys.

The fair value of the Company’s IRLCs is developed by its capital markets risk management staff and is reviewed by its capital markets operations staff.

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Principal-Only Stripped Mortgage-Backed Securities

The Company categorizes principal-only stripped securities as “Level 2” fair value financial instruments. Fair values of these securities are established based on quoted market prices for these or similar securities.

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

A loan becomes eligible for resale into a new Ginnie Mae security when the loan becomes current either through completion of a modification of the loan’s terms or after three months of timely payments following either the completion of a payment deferral program or borrower reperformance and when the issuance date of the new security is at least 120 days after the date the loan was last delinquent.

●	Loans with identified defects. Loans that are not saleable into active markets due to identification of a defect by the Company or to the repurchase by the Company of a loan with an identified defect.

●	Closed-end second lien mortgage loans. At present, there is no active market with observable inputs that are significant to the estimation of fair value of the closed-end second lien mortgage loans the Company produces.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2024	December 31, 2023
Fair value (in thousands)	$466,392	$478,564
Key inputs (1):
Discount rate:
Range	6.7% – 10.2%	7.1% – 10.2%
Weighted average	7.4%	7.2%
Twelve-month projected housing price index change:
Range	1.8% – 1.9%	0.3% – 0.5%
Weighted average	1.8%	0.5%
Voluntary prepayment/resale speed (2):
Range	6.2% – 38.9%	4.0% – 36.9%
Weighted average	25.9%	24.8%
Total prepayment/resale speed (3):
Range	6.3% – 47.3%	4.0% – 50.3%
Weighted average	29.3%	32.2%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the estimated fair values of MSRs attributable to the mortgage loans it has committed to originate or purchase. Significant changes in the pull-through rate or the MSR components of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurements. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Changes in fair value of IRLCs are included in Net gains on loans held for sale at fair value in the Company’s consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2024	December 31, 2023
Fair value (in thousands) (1)	$69,808	$89,593
Committed amount (in thousands)	$7,270,122	$6,349,628
Key inputs (2):
Pull-through rate:
Range	19.6% – 100%	10.2% – 100%
Weighted average	79.1%	81.1%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.1 – 7.8	1.1 – 7.3
Weighted average	4.4	4.2
Percentage of loan commitment amount:
Range	0.3% – 4.3%	0.3% – 4.3%
Weighted average	2.1%	1.9%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2024	2023

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and pool characteristics:
Amount recognized	$412,520	$286,533
Unpaid principal balance of underlying loans	$19,484,815	$13,695,364
Weighted average servicing fee rate (in basis points)	44	50
Key inputs (1):
Annual total prepayment speed (2):
Range	7.9% – 15.9%	9.2% – 23.2%
Weighted average	11.0%	11.7%
Equivalent average life (in years):
Range	3.5 – 9.3	3.0 – 8.4
Weighted average	7.5	7.3
Pricing spread (3):
Range	5.5% – 12.6%	5.5% – 11.7%
Weighted average	6.3%	7.7%
Per-loan annual cost of servicing:
Range	$71 – $127	$68 – $125
Weighted average	$99	$103
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2024	December 31, 2023

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 7,483,210	$ 7,099,348
Pool characteristics:
Unpaid principal balance of underlying mortgage loans	$ 381,470,663	$ 370,244,119
Weighted average note interest rate	4.2%	4.1%
Weighted average servicing fee rate (in basis points)	38	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.0% – 17.6%	6.1% – 17.8%
Weighted average	7.9%	8.3%
Equivalent average life (in years):
Range	3.0 – 9.0	3.0 – 9.0
Weighted average	8.2	8.1
Effect on fair value of (3):
5% adverse change	($110,071)	($107,757)
10% adverse change	($216,317)	($211,643)
20% adverse change	($418,132)	($408,638)
Pricing spread (4):
Range	5.5% – 12.6%	5.5% – 12.6%
Weighted average	6.4%	6.4%
Effect on fair value of (3):
5% adverse change	($98,475)	($94,307)
10% adverse change	($194,382)	($186,129)
20% adverse change	($378,857)	($362,671)
Per-loan annual cost of servicing:
Range	$70 – $132	$70 – $135
Weighted average	$107	$107
Effect on fair value of (3):
5% adverse change	($45,114)	($44,572)
10% adverse change	($90,228)	($89,145)
20% adverse change	($180,457)	($178,289)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable annual total prepayment speed, pricing spread, and the per-loan annual cost of servicing the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2024	2023
Fair value (in thousands)	$1,732	$1,805
Pool characteristics:
Unpaid principal balance of underlying loans (in thousands)	$22,644	$24,892
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	15.9%	16.1%
Pricing spread (3)	8.5%	8.3%
Equivalent average life (in years)	5.1	5.1
Per-loan annual cost of servicing	$992	$1,043
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8—Mortgage-Backed Securities

During the quarter ended March 31, 2024, the Company began to invest in Agency principal-only stripped MBS for the purpose of hedging the fair value of its MSRs. MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Mortgage servicing rights hedging results. All of the principal-only stripped MBS had contractual maturities of over ten years and were pledged to secure sales of assets under agreements to repurchase.

Following is a summary of the Company’s investment in principal-only stripped MBS:

March 31, 2024
(in thousands)
Principal balance	$654,884
Unearned discounts	(129,997)
Cumulative valuation changes	(311)
Fair value	$524,576

Note 9—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	March 31,	December 31,
Loan type	2024	2023

	(in thousands)
Government-insured or guaranteed	$2,517,566	$2,099,135
Conventional conforming	2,158,242	1,821,085
Jumbo	58,150	21,907
Closed-end second lien mortgage loans	230,639	322,015
Purchased from Ginnie Mae securities serviced by the Company	222,286	146,585
Repurchased pursuant to representations and warranties	13,467	9,964
	$5,200,350	$4,420,691
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$4,741,330	$3,858,977
Mortgage loan participation purchase and sale agreements	385,804	470,524
	$5,127,134	$4,329,501

Note 10—Derivative Financial Instruments

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,270,122	$74,545	$4,737	6,349,628	$90,313	$720
Subject to master netting arrangements (2):
Forward purchase contracts	14,624,053	21,887	6,049	15,863,667	78,448	5,141
Forward sales contracts	17,168,191	18,622	35,649	14,477,159	6,151	92,796
MBS put options	2,700,000	1,970	—	2,925,000	413	—
MBS call options	—	—	—	1,000,000	6,265	—
Put options on interest rate futures purchase contracts	8,917,500	25,353	—	8,717,500	11,043	—
Call options on interest rate futures purchase contracts	1,625,000	3,301	—	4,250,000	66,176	3,209
Treasury futures purchase contracts	8,068,300	—	—	5,986,500	—	—
Treasury futures sale contracts	9,408,000	—	—	10,677,000	—	—
Total derivatives before netting		145,678	46,435		258,809	101,866
Netting		(36,691)	(5,651)		(79,730)	(48,591)
		$108,987	$40,784		$179,079	$53,275
Deposits received from derivative counterparties included in the derivative balances above, net		$(31,040)			$(31,139)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	March 31, 2024				December 31, 2023
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$74,545	$—	$—	$74,545	$90,313	$—	$—	$90,313
RJ O' Brien	28,654	—	—	28,654	74,010	—	—	74,010
Citibank, N.A.	3,476	—	—	3,476	2,947	—	—	2,947
Goldman Sachs	—	—	—	—	8,473	—	—	8,473
Mizuho Securities	—	—	—	—	1,467	—	—	1,467
Others	2,312	—	—	2,312	1,869	—	—	1,869
	$108,987	$—	$—	$108,987	$179,079	$—	$—	$179,079

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

	March 31, 2024				December 31, 2023
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$4,737	$—	$—	$4,737	$720	$—	$—	$720
Atlas Securitized Products, L.P.	1,203,385	(1,203,385)	—	—	1,210,473	(1,210,473)	—	—
Bank of America, N.A.	1,087,182	(1,086,753)	—	429	875,766	(872,148)	—	3,618
Royal Bank of Canada	666,511	(666,511)	—	—	457,743	(457,743)	—	—
Wells Fargo Bank, N.A.	443,386	(416,035)	—	27,351	116,275	(114,647)	—	1,628
JPMorgan Chase Bank, N.A.	412,478	(412,448)	—	30	243,225	(243,225)	—	—
BNP Paribas	322,871	(322,871)	—	—	185,425	(185,425)	—	—
Goldman Sachs	299,387	(299,205)	—	182	178,751	(178,751)	—	—
Citibank, N.A.	293,885	(293,885)	—	—	174,221	(174,221)	—	—
Morgan Stanley Bank, N.A.	227,757	(223,410)	—	4,347	195,714	(164,149)	—	31,565
Barclays Capital	197,489	(196,316)	—	1,173	128,488	(118,667)	—	9,821
Santander US Capital Markets LLC	195,541	(195,307)	—	234	—	—	—	—
Nomura Corporate Funding Americas	125,036	(125,000)	—	36	50,000	(50,000)	—	—
Athene Annuity & Life Assurance Company	661	—	—	661	2,111	—	—	2,111
Federal National Mortgage Association	189	—	—	189	1,337	—	—	1,337
Others	1,415	—	—	1,415	2,475	—	—	2,475
	$5,481,910	$(5,441,126)	$—	$40,784	$3,822,724	$(3,769,449)	$—	$53,275
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated income statement line	2024	2023

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(19,786)	$33,002
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$52,237	$(94,798)
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(294,334)	$47,227
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Balance at beginning of quarter	$7,099,348	$5,953,621
Additions (deductions):
MSRs resulting from loan sales	412,520	286,533
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	(232)
	412,520	286,301
Change in fair value due to:
Changes in inputs used in valuation model (1)	169,952	(90,279)
Other changes in fair value (2)	(198,610)	(146,253)
Total change in fair value	(28,658)	(236,532)
Balance at end of quarter	$7,483,210	$6,003,390
Unpaid principal balance of underlying loans at end of quarter	$381,470,663	$321,263,982

	March 31,	December 31,
	2024	2023

	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$7,406,892	$7,033,892
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Balance at beginning of quarter	$1,805	$2,096
Changes in fair value due to:
Changes in inputs used in valuation model (1)	(27)	(15)
Other changes in fair value (2)	(46)	(70)
Total change in fair value	(73)	(85)
Balance at end of quarter	$1,732	$2,011
Unpaid principal balance of underlying loans at end of quarter	$22,644	$28,380

(1)	Principally reflects changes in annual total prepayment speed and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Contractual servicing fees	$358,026	$290,697
Other fees:
Late charges	17,609	12,601
Other	2,640	2,181
	$378,275	$305,479

Note 12—Other Assets

Other assets are summarized below:

	March 31,	December 31,
	2024	2023

	(in thousands)
Margin deposits	$154,321	$135,645
Capitalized software, net	140,419	148,736
Operating lease right-of-use assets	46,490	49,926
Servicing fees receivable, net	34,312	37,271
Other servicing receivables	45,280	30,530
Interest receivable	39,837	35,196
Prepaid expenses	35,325	36,044
Real estate acquired in settlement of loans	18,195	14,982
Furniture, fixtures, equipment and building improvements, net	17,951	19,016
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	16,175	15,653
Other	75,063	59,461
	$623,368	$582,460
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$16,175	$15,653

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to seven years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2024	2023

	(dollars in thousands)
Lease expense:
Operating leases	$4,031	$4,949
Short-term leases	84	163
Sublease income	(425)	(96)
Net lease expense included in Occupancy and equipment expense	$3,690	$5,016

Other information:
Payments for operating leases	$4,974	$5,696
Operating lease right-of-use assets recognized	$—	$1,727
Quarter end weighted averages:
Remaining lease term (in years)	4.1	4.6
Discount rate	3.8%	3.8%

Lease payments attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2025	$19,540
2026	18,635
2027	13,385
2028	5,791
2029	5,009
Thereafter	5,791
Total lease payments	68,151
Less imputed interest	(6,487)
Operating lease liability included in Accounts payable and accrued expenses	$61,664

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2024.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by principal-only stripped mortgage-backed securities at fair value, loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Loans and participation certificates financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2024	2023

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$3,542,537	$3,508,262
Weighted average interest rate (1)	7.24%	6.54%
Total interest expense	$70,435	$59,223
Maximum daily amount outstanding	$5,442,438	$5,768,570
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $6.7 million and $2.6 million for the quarters ended March 31, 2024 and 2023, respectively.

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$5,441,126	$3,769,449
Unamortized debt issuance costs	(5,772)	(5,493)
	$5,435,354	$3,763,956
Weighted average interest rate	6.92%	7.05%
Available borrowing capacity (1):
Committed	$712,341	$1,282,040
Uncommitted	4,838,453	5,548,511
	$5,550,794	$6,830,551
Assets securing repurchase agreements:
Principal-only stripped MBS	$524,576	—
Loans held for sale	$4,741,330	$3,858,977
Servicing advances (2)	$271,947	$354,831
Mortgage servicing rights (2)	$6,533,305	$6,284,239
Deposits (2)	$16,175	$15,653
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at March 31, 2024 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,291,192
Over 30 to 90 days	3,225,500
Over 90 to 180 days	139,760
Over 180 days to one year	210,923
Over one year to two years	573,751
Total assets sold under agreements to repurchase	$5,441,126
Weighted average maturity (in months)	3.5
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2024:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Citibank, N.A., Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$4,537,873	March 13, 2025	June 27, 2025
Atlas Securitized Products, L.P.	$121,197	September 10, 2024	June 27, 2025
Bank of America, N.A.	$73,125	April 28, 2024	June 12, 2025
Barclays Bank PLC	$30,560	August 1, 2024	March 6, 2026
Royal Bank of Canada	$29,023	April 28, 2024	February 12, 2025
JP Morgan Chase Bank, N.A.	$21,732	July 20, 2024	June 9, 2025
BNP Paribas	$13,954	June 15, 2024	September 30, 2025
Goldman Sachs Bank USA	$12,362	July 16, 2024	December 8, 2025
Wells Fargo Bank, N.A.	$11,917	June 11, 2024	May 3, 2025
Morgan Stanley Bank, N.A.	$11,023	June 18, 2024	February 6, 2026
Citibank, N.A.	$7,661	June 4, 2024	June 27, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Wells Fargo Bank, N.A.	$11,838	April 26, 2024
JP Morgan Chase Bank, N.A.	$11,546	April 26, 2024
Santander US Capital Markets LLC	$8,968	April 30, 2024

Mortgage Loan Participation Purchase and Sale Agreements

Two of the borrowing facilities secured by loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Fannie Mae, Freddie Mac or Ginnie Mae, are sold to a lender pending securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2024	2023

Average balance	$234,874	$184,193
Weighted average interest rate (1)	6.69%	6.06%
Total interest expense	$4,077	$2,923
Maximum daily amount outstanding	$515,990	$515,537
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 for the quarters ended March 31, 2024 and 2023.

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$363,978	$446,406
Unamortized debt issuance costs	(180)	(352)
	$363,798	$446,054
Weighted average interest rate	6.58%	6.60%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$385,804	$470,524

Note 15—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued variable funding notes to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing assets variable funding notes.

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
June 3, 2022	$500,000	4.25%	5/25/2027	5/25/2029
February 29, 2024	425,000	3.20%	3/26/2029	3/25/2031
Term Loans:
February 28, 2023	680,000	3.00%	2/25/2028	2/25/2029
October 25, 2023	125,000	3.00%	10/25/2028
	$1,730,000
(1)	Interest is charged at a rate of SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes or Term Loans as specified in the respective agreements.

Freddie Mac MSR Note Payable

On December 16, 2022, the Company issued a note payable to a lender that is secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreement. The facility expires on November 13, 2024. The maximum amount that the Company may borrow under the note payable is $400 million, $350 million of which is committed and which may be reduced by other debt outstanding with the counterparty.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended March 31,
	2024	2023

	(dollars in thousands)
Average balance	$1,950,330	$2,092,056
Weighted average interest rate (1)	8.92%	7.72%
Total interest expense	$44,006	$40,778
(1)	Excludes the effect of amortization of debt issuance costs totaling $750,000 and $932,000 for the quarters ended March 31, 2024 and 2023, respectively.

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,730,000	$1,730,000
Freddie Mac MSR Note Payable	250,000	150,000
	1,980,000	1,880,000
Unamortized debt issuance costs	(7,980)	(6,585)
	$1,972,020	$1,873,415
Weighted average interest rate	8.69%	8.82%
Assets pledged to secure notes payable (1):
Servicing advances	$271,947	$354,831
Mortgage servicing rights	$7,406,892	$7,033,892
Deposits	$16,175	$15,653
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that include Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes issued:

Issuance date	Principal balance	Coupon interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.375%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.375%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
	$2,550,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended March 31,
	2024	2023

	(dollars in thousands)
Average balance	$2,550,000	$1,800,000
Weighted average interest rate (1)	5.90%	5.07%
Total interest expense	$38,832	$23,428
(1)	Excludes the effect of amortization of debt issuance costs of $1.4 million and $913,000 for the quarters ended March 31, 2024 and 2023, respectively.

	March 31,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$2,550,000	$2,550,000
Unamortized debt issuance costs and premiums, net	(28,969)	(30,349)
	$2,521,031	$2,519,651
Weighted average interest rate	5.90%	5.90%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended March 31,
	2025	2026	2027	2028	2029	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$250,000	$—	$—	$1,180,000	$550,000	$—	$1,980,000
Unsecured senior notes	—	650,000	—	—	650,000	1,250,000	2,550,000
Total	$250,000	$650,000	$—	$1,180,000	$1,200,000	$1,250,000	$4,530,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Balance at beginning of quarter	$30,788	$32,421
Provision for losses:
Resulting from sales of loans	3,952	1,735
Resulting from change in estimate	(3,320)	(1,445)
Losses incurred	(1,444)	(1,608)
Balance at end of quarter	$29,976	$31,103
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$366,147,661	$303,983,805

Note 17—Income Taxes

The Company’s effective income tax rates were 10.4% and 20.4% for the quarters ended March 31, 2024 and 2023, respectively. The decrease in the effective income tax rate for the quarter ended March 31, 2024 when compared to the same period for 2023 was primarily due to a decrease in the permanent adjustment related to non-deductible compensation and an increase in excess tax benefits of options exercised and equity awards vested during the quarter.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $7.3 billion as of March 31, 2024.

Legal Proceedings

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

Litigation

On November 5, 2019, Black Knight Servicing Technologies, LLC (“Black Knight”), now a wholly-owned subsidiary of Intercontinental Exchange, Inc. (NYSE: ICE), filed a Complaint and Demand for Jury Trial in the Fourth Judicial Circuit Court in and for Duval County, Florida (the “Florida State Court”), captioned Black Knight Servicing Technologies, LLC v. PennyMac Loan Services, LLC (“PLS”), Case No. 2019-CA-007908, alleging breach of contract and misappropriation of MSP® System trade secrets. On November 6, 2019, PLS filed unlawful monopolization claims against Black Knight pursuant to the Sherman Act and Clayton Act seeking injunctive relief. On March 30, 2020, the Florida State Court granted a motion to compel arbitration filed by the Company, after which all claims of the Company and Black Knight were consolidated into a binding arbitration.

On November 28, 2023, the arbitrator issued an interim award (the “Interim Award”) granting in part and denying in part Black Knight’s breach of contract claim. The arbitrator’s Interim Award also denied in full Black Knight’s claim of trade secrets misappropriation. The Interim Award granted Black Knight monetary damages in the amount of $155.2 million, plus prejudgment interest and reasonable attorneys’ fees, and it denied in full all of Black Knight’s claims for injunctive and declaratory relief.

The Interim Award also granted PLS’ claim that Black Knight violated federal antitrust laws, specifically unlawful monopolization in violation of Section 2 of the Sherman Act, and granted PLS’ claim for injunctive relief under the Sherman Act and Clayton Act, as well as its reasonable attorneys’ fees and costs. The parties subsequently agreed not to seek attorneys’ fees or costs on any claims.

As a result of the Interim Award, PLS’ loan servicing technology, known as Servicing Systems Environment, or SSE, and all related intellectual property and software developed by or on behalf of PLS, remain the proprietary technology of PLS, free and clear of any restrictions on use. To this end, the arbitrator expressly enjoined Black Knight from claiming ownership to any portion of SSE or preventing the Company from commercializing SSE. Black Knight is also enjoined from enforcing any of its contract clauses requiring that its clients process their loans exclusively on the MSP platform.

On January 12, 2024, the arbitrator issued the final award (the “Final Award”), reducing Black Knight’s monetary damages to $150.2 million, plus interest. As a result of the Final Award, the Company reported a pretax expense accrual of $158.4 million in its financial results for the fourth quarter of fiscal year 2023 on February 1, 2024. On February 14, 2024, the Company paid in full and Black Knight accepted payment of all damages and accrued interest due under the Final Award.

On March 15, 2024, the Florida State Court confirmed the Final Award, giving the rulings and remedies therein preclusive effect.

Note 19—Stockholders’ Equity

The Company’s board of directors previously approved the Company’s common stock repurchase program in the revised amount of $2 billion before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended March 31,		Cumulative
	2024	2023	total (1)

	(in thousands)
Shares of common stock repurchased	—	768	34,063
Cost of shares of common stock repurchased	$—	$45,361	$1,788,198
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through March 31, 2024. Cumulative total cost of common stock repurchased includes $537,000 of transaction fees as of March 31, 2024.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(309,190)	$(55,386)
Hedging activities	150,219	(216,138)
	(158,971)	(271,524)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	412,520	286,533
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(3,952)	(1,735)
Reductions in liability due to changes in estimate	3,320	1,445
Changes in fair values of loans and derivatives held at end of quarter:
Interest rate lock commitments	(19,786)	33,002
Loans	27,645	(64,191)
Hedging derivatives	(97,982)	121,340
	162,794	104,870
From PennyMac Mortgage Investment Trust (1)	(353)	(485)
	$162,441	$104,385
(1)	Gains on sales of loans to PMT are described in Note 4–Related Party Transactions–Transactions with PMT–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$14,582	$16,245
Principal-only stripped mortgage-backed securities	270	—
Loans held for sale at fair value	65,421	60,993
Placement fees relating to custodial funds	76,133	51,219
From Townsgate Closing Services, LLC	20	21
	156,426	128,478
Interest expense:
Assets sold under agreements to repurchase	70,435	59,223
Mortgage loan participation purchase and sale agreements	4,077	2,923
Notes payable secured by mortgage servicing assets	44,006	40,778
Unsecured senior notes	38,832	23,428
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,121	3,210
Interest on mortgage loan impound deposits	1,987	1,967
Other	311	242
	165,769	131,771
	$(9,343)	$(3,293)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	246	307
Stock options	188	221
Time-based RSUs	145	182
Grant date fair value:
Performance-based RSUs	$20,915	$18,611
Stock options	6,935	5,492
Time-based RSUs	12,333	11,041
Total	$40,183	$35,144
Vestings and exercises:
Performance-based RSUs vested	309	612
Stock options exercised	331	156
Time-based RSUs vested	209	245
Stock-based compensation expense	$4,583	$11,650

Note 23—Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2024	2023

	(in thousands, except per share amounts)
Net income	$39,308	$30,378

Weighted average shares of common stock outstanding	50,547	50,154
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,553	3,198
Weighted average diluted shares of common stock outstanding	53,100	53,352
Basic earnings per share	$0.78	$0.61
Diluted earnings per share	$0.74	$0.57

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2024	2023

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	681	431
Time-based RSUs	51	72
Stock options (2)	66	348
Total anti-dilutive units and options	798	851
Weighted average exercise price of anti-dilutive stock options (2)	$84.93	$58.21
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the quarter.

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2024		December 31, 2023
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$6,975,317	$1,245,241	$6,890,144	$1,211,365
Ginnie Mae (2)	$6,587,372	$1,375,796	$6,559,001	$1,314,677
HUD	$6,587,372	$2,500	$6,559,001	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,147,108	$564,427	$1,243,927	$543,913
Ginnie Mae	$1,394,563	$406,799	$1,684,457	$389,501
Adjusted net worth / Total assets ratio
Ginnie Mae	43%	6%	48%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	35%	6%	37%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

(2)	Ginnie Mae has issued a risk-based capital requirement that will become effective December 31, 2024. The Company believes it is in compliance with the Agency’s pending requirement as of March 31, 2024.

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

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2024
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$141,431	$21,010	$162,441	$—	$162,441
Loan origination fees	36,371	—	36,371	—	36,371
Fulfillment fees from PennyMac Mortgage Investment Trust	4,016	—	4,016	—	4,016
Net loan servicing fees	—	100,954	100,954	—	100,954
Net interest expense:
Interest income	63,931	92,411	156,342	84	156,426
Interest expense	61,896	103,873	165,769	—	165,769
	2,035	(11,462)	(9,427)	84	(9,343)
Management fees	—	—	—	7,188	7,188
Other	818	1,096	1,914	2,119	4,033
Total net revenues	184,671	111,598	296,269	9,391	305,660
Expenses	148,779	106,662	255,441	6,336	261,777
Income before provision for income taxes	$35,892	$4,936	$40,828	$3,055	$43,883
Segment assets at quarter end	$5,413,277	$14,373,780	$19,787,057	$14,684	$19,801,741
(1)	All revenues are from external customers.

	Quarter ended March 31, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$74,726	$29,659	$104,385	$—	$104,385
Loan origination fees	31,390	—	31,390	—	31,390
Fulfillment fees from PennyMac Mortgage Investment Trust	11,923	—	11,923	—	11,923
Net loan servicing fees	—	148,837	148,837	—	148,837
Net interest expense:
Interest income	56,993	71,485	128,478	—	128,478
Interest expense	54,083	77,688	131,771	—	131,771
	2,910	(6,203)	(3,293)	—	(3,293)
Management fees	—	—	—	7,257	7,257
Other	574	(223)	351	2,012	2,363
Total net revenues	121,523	172,070	293,593	9,269	302,862
Expenses	141,163	114,623	255,786	8,929	264,715
Income before provision for income taxes	$(19,640)	$57,447	$37,807	$340	$38,147
Segment assets at quarter end	$7,543,466	$12,534,419	$20,077,885	$25,300	$20,103,185
(1)	All revenues are from external customers.

Note 26—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On April 24, 2024, the Company announced a cash dividend of $0.20 per common share. The dividend will be paid on May 24, 2024 to common stockholders of record as of May 14, 2024.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Business Trends

Due to ongoing inflationary pressures, over the last few quarters, the U.S. Federal Reserve has maintained the federal funds rate at its highest level since the great financial crisis of 2007 and has continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Elevated interest rates are expected to constrain growth in the size of the mortgage origination market from an estimated $1.4 trillion in 2023 to an estimated $1.8 trillion in 2024 according to mortgage lending industry economists.

The limited size of the mortgage origination market and interest rates at sustained higher levels continue to impact our mortgage production activities and gains from the redelivery of loans bought out from Ginnie Mae securities. However, market capacity has adjusted to the new environment allowing profit margins to improve from the levels seen in 2023. Higher interest rates have also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale as compared to the same period in the prior year, and have led to prepayment speeds below historical averages in our mortgage servicing portfolio. We continued our acquisition of conventional loans from PMT during the quarter ended March 31, 2024 and expect to continue to purchase conventional loans from PMT during the remainder of 2024.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2024	2023

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues	$202,828	$147,698
Net loan servicing fees	100,954	148,837
Net interest expense	(9,343)	(3,293)
Management fees from PennyMac Mortgage Investment Trust	7,188	7,257
Other	4,033	2,363
Total net revenues	305,660	302,862
Expenses:
Compensation	146,376	147,935
Technology	35,967	36,038
Loan origination	30,568	27,086
Servicing	16,104	12,632
Professional services	9,262	21,007
Other	23,500	20,017
Total expenses	261,777	264,715
Income before provision for income taxes	43,883	38,147
Provision for income taxes	4,575	7,769
Net income	$39,308	$30,378
Earnings per share
Basic	$0.78	$0.61
Diluted	$0.74	$0.57
Annualized return on average stockholders' equity	4.4%	3.5%
Dividends declared per share	$0.20	$0.20
Income before provision for income taxes by segment:
Mortgage banking:
Production	$35,892	$(19,640)
Servicing	4,936	57,447
Total mortgage banking	40,828	37,807
Investment management	3,055	340
	$43,883	$38,147
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$227,728	$128,967
During the quarter:
Interest rate lock commitments issued	$22,585,632	$18,871,512
At end of quarter:
Interest rate lock commitments outstanding	$7,270,122	$7,362,534
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$381,493,307	$321,292,362
Loans held for sale	5,111,719	6,692,155
	386,605,026	327,984,517
Subserviced for PMT	230,819,012	236,489,881
	$617,424,038	$564,474,398

Net assets of PennyMac Mortgage Investment Trust	$1,958,913	$1,970,734
Book value per share	$70.13	$68.91
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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Net income	$39,308	$30,378
Provision for income taxes	4,575	7,769
Income before provision for income taxes	43,883	38,147
Depreciation and amortization	14,164	12,705
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(169,979)	90,264
Hedging losses (gains) associated with MSRs	294,645	(47,227)
Stock‑based compensation	4,583	11,650
Effect of arbitration accrual	1,600	—
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	38,832	23,428
Adjusted EBITDA	$227,728	$128,967

Income Before Provisions for Income Taxes

For the quarter ended March 31, 2024, income before provision for income taxes increased $5.7 million compared to the same period in 2023. The increase was primarily due to a $58.1 million increase in Net gains on loans held for sale at fair value due to higher margins across all production channels and a $2.9 million decrease in total expenses, partially offset by a $47.9 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees and a $7.9 million decrease in Fulfillment fees from PennyMac Mortgage Investment Trust.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of market adjustments to higher interest rates continuing during the quarter ended March 31, 2024 compared to the same period in 2023.

During the quarter ended March 31, 2024, we recognized Net gains on loans held for sale at fair value totaling $162.4 million, an increase of $58.1 million compared to the same period in 2023. The increase was primarily due to higher margins across all production channels and an increase in production volume, partially offset by a decrease in EBO loan redelivery gains as a result of lower volumes and modifications during the quarter ended March 31, 2024 compared to the same period in 2023.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(309,190)	$(55,386)
Hedging activities	150,219	(216,138)
Total cash losses	(158,971)	(271,524)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of quarter:
Interest rate lock commitments	(19,786)	33,002
Loans	27,645	(64,191)
Hedging derivatives	(97,982)	121,340
	(90,123)	90,151
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	412,520	286,533
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(3,952)	(1,735)
Reductions in liability due to changes in estimate	3,320	1,445
Total non-cash gains	321,765	376,394
Total gains on sale from non-affiliates	162,794	104,870
From PennyMac Mortgage Investment Trust	(353)	(485)
	$162,441	$104,385
During the quarter:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$10,794,258	$12,527,083
Conventional conforming loans	11,322,087	6,124,614
Jumbo loans	128,116	67,869
Closed-end second lien mortgage loans	341,171	151,946
	$22,585,632	$18,871,512
By production channel:
Consumer direct	$2,152,369	$2,198,643
Broker direct	3,352,407	2,551,517
Correspondent	17,080,856	14,121,352
	$22,585,632	$18,871,512
At end of quarter:
Loans held for sale at fair value	$5,200,350	$6,772,423
Commitments to fund and purchase loans	$7,270,122	$7,362,534

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 254% of our gains on sales of loans held for sale at fair value for the quarter ended March 31, 2024, as compared to 274% for the same period in 2023. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs significantly affect our results of operations.

Interest Rate Lock Commitments, Mortgage Servicing Rights and Mortgage Servicing Liabilities

The methods and key inputs we use to measure and update our measurements of IRLCs, MSRs and MSLs are detailed in Note 7 – Fair Value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

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

The method we use to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at our estimate of its fair value at the time loans are sold and review the adequacy of our recorded liability on a periodic basis.

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.0 million for the quarter ended March 31, 2024, compared to $1.7 million for the same period in 2023. The increase in the provision relating to current loan sales was primarily attributable to a change in the mix between government guaranteed and conventional loans sold for the quarter ended March 31, 2024 compared to the same period in 2023.

We also recorded reductions in the liability of $3.3 million for the quarter ended March 31, 2024 compared to $1.4 million for the same period in 2023. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended March 31,
	2024	2023

	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified at beginning of quarter	$75,724	$35,961
New indemnifications	7,721	9,869
Less indemnified loans sold, repaid or refinanced	1,756	1,813
Loans indemnified at end of quarter	$81,689	$44,017
Repurchase activity:
Total loans repurchased	$21,395	$11,212
Less:
Loans repurchased by correspondent lenders	10,942	4,654
Loans repaid by borrowers or resold	6,827	28,350
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$3,626	$(21,792)
Losses charged to liability for representations and warranties	$1,444	$1,608

At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$366,147,661	$303,983,805
Liability for representations and warranties	$29,976	$31,103

During the quarter ended March 31, 2024, we repurchased loans totaling $21.4 million. We charged losses of $1.4 million to the liability during the quarter ended March 31, 2024. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

Elevated interest rate levels may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans, may increase the level of borrower defaults and may increase the level of repurchases we are required to make, thereby making it more difficult to minimize losses on repurchased loans. We expect these developments may increase the losses we incur in relation to our recorded liability for representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees increased $4.9 million during the quarter ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in production volume in our correspondent and broker direct channels.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $7.9 million during the quarter ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in loans produced on PMT’s behalf, partially offset by a decrease in discretionary reductions in the fulfillment fee rate during the quarter ended March 31, 2024 compared to the same period in 2023.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Loan servicing fees	$424,184	$338,057
Effects of MSRs and MSLs net of hedging results	(323,230)	(189,220)
Net loan servicing fees	$100,954	$148,837

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2024	2023

	(in thousands)
From non-affiliates	$358,026	$290,697
From PennyMac Mortgage Investment Trust	20,262	20,449
Other:
Late charges	20,589	14,925
Other	25,307	11,986
	45,896	26,911
	$424,184	$338,057
Average loan servicing portfolio:
MSRs and MSLs	$376,091,012	$318,208,097
Subserviced for PMT	$232,112,123	$234,963,140

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 5 – Transactions with Related Parties to the consolidated financial statements included in this Quarterly Report. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees.

Loan servicing fees from non-affiliates and other fees increased during the quarter ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to growth of our loan servicing portfolio. Other servicing fees increased due to growth in our MSR portfolio combined with increased other incentives received for loss mitigation activities and recovery of servicing premiums from correspondent sellers for loans that paid off within a short period after origination.

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

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$169,979	$(90,264)
Hedging results	(294,645)	47,227
	(124,666)	(43,037)
Changes in fair value attributable to realization of cash flows	(198,564)	(146,183)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(323,230)	$(189,220)
Average balances:
Mortgage servicing rights	$7,326,824	$5,966,264
Mortgage servicing liabilities	$1,767	$2,054
At end of quarter:
Mortgage servicing rights	$7,483,210	$6,003,390
Mortgage servicing liabilities	$1,732	$2,011

Changes in fair value of MSRs attributable to changes in fair value inputs increased during the quarter ended March 31, 2024 compared to the same period in 2023. The increase was due to the effect of an increase in interest rates during the quarter ended March 31, 2024 compared to a decrease in interest rates during the same period in 2023. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate increase on the fair value of the hedging instruments as well as increased net exposure to interest rate volatility to limit elevated hedge coasts during the quarter ended March 31, 2024 compared to the opposite circumstances and effects in the same period in 2023.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter ended March 31, 2024, realization of cash flows increased compared to the same period in 2023, primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2024	2023

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$364,441,567	$352,790,614
Purchased	17,051,740	17,478,397
	381,493,307	370,269,011
Loans held for sale	5,111,719	4,294,689
	386,605,026	374,563,700
Subserviced for PMT	230,809,585	232,643,144
Total prime servicing	617,414,611	607,206,844
Special servicing subserviced for PMT	9,427	9,925
Total loans serviced	$617,424,038	$607,216,769
Delinquencies:
Owned servicing:
30-89 days	$12,679,635	$14,414,423
90 days or more	7,128,874	7,635,817
	$19,808,509	$22,050,240
Subserviced for PMT:
30-89 days	$1,977,960	$2,208,302
90 days or more	991,384	1,128,212
	$2,969,344	$3,336,514

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of March 31, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$135,396,892	667	4.2%	45	318	$203	677	93%	68%	4.4%
VA	123,698,646	453	3.7%	34	324	$273	728	90%	71%	1.9%
USDA	20,921,264	141	3.8%	53	310	$148	699	98%	66%	4.5%
Government-sponsored entities:
Fannie Mae	44,610,394	147	4.6%	25	316	$303	761	73%	62%	0.4%
Freddie Mac	52,959,017	170	4.9%	19	323	$311	757	74%	65%	0.5%
Closed-end second lien mortgage loans	624,790	8	10.2%	7	250	$76	744	17%	17%	0.1%
Other (3)	3,282,304	9	6.5%	10	348	$348	768	73%	69%	0.1%
	$381,493,307	1,595	4.2%	36	320	$239	717	87%	68%	2.6%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$14,582	$16,245
Principal-only stripped mortgage-backed securities	270	—
Loans held for sale at fair value	65,421	60,993
Placement fees relating to custodial funds	76,133	51,219
From Townsgate Closing Services, LLC	20	21
	156,426	128,478
Interest expense:
Short-term debt	74,512	62,146
Long-term debt	82,838	64,206
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,121	3,210
Interest on mortgage loan impound deposits	1,987	1,967
Other	311	242
	165,769	131,771
	$(9,343)	$(3,293)

Net interest expense increased $6.1 million during the quarter ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to an increase in interest expense on borrowings due to the higher interest rate environment and to growth in our balance sheet, partially offset by an increase in placement fees we receive relating to custodial funds that we manage due to increased earning rates.

Management Fees from PennyMac Mortgage Investment Trust

Management fees from PMT summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Base management	$7,188	$7,257
Performance incentive	—	—
	$7,188	$7,257
Average net assets of PMT during the quarter	$1,927,401	$1,962,105

Management fees decreased $69,000 during the quarter ended March 31, 2024 compared to the same period in 2023. The decrease was due to a decrease in PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Salaries and wages	$92,784	$92,835
Severance	643	2,856
Incentive compensation	26,165	18,988
Taxes and benefits	22,201	21,606
Stock and unit-based compensation	4,583	11,650
	$146,376	$147,935
Head count:
Average	3,916	4,143
Quarter end	3,907	4,168

Compensation expense decreased $1.6 million during the quarter ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to a decrease in stock-based compensation resulting from lower expectations of achieving the performance goals on performance-based RSUs and a decrease in severance expenses, partially offset by an increase in incentive compensation due to an increase in production bonuses resulting from higher production volume.

Loan Origination

Loan origination expense increased $3.5 million for the quarter ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to higher correspondent and broker direct origination volumes.

Servicing

Servicing expenses increased $3.5 million during the quarter ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to an increase in provision for losses on servicing advances resulting from higher outstanding servicing advance balances during the quarter ended March 31, 2024 compared to the same period in 2023.

Professional Services

Professional expenses decreased $11.7 million during the quarter ended March 31, 2024 compared to the same period in 2023. The decrease was primarily due to decreased legal expenses related to the Black Knight litigation discussed in Note 18 – Commitments and Contingencies to the consolidated financial statements included in this Quarterly Report.

Provision for Income Taxes

Our effective income tax rate was 10.4% during the quarter ended March 31, 2024 compared to 20.4% during the same period in 2023. The decrease in the effective income tax rate for the quarter ended March 31, 2024 compared to the same period in 2023 was primarily due to a decrease in the permanent adjustment related to non-deductible compensation and an increase in excess tax benefits of options exercised and equity awards vested during the quarter.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2024	2023

	(in thousands)
ASSETS
Cash and short-term investments	$927,463	$948,639
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	524,576	—
Loans held for sale at fair value	5,200,350	4,420,691
Derivative assets	108,987	179,079
Servicing advances, net	499,955	694,038
Investments in and advances to affiliates	31,936	30,383
Mortgage servicing rights at fair value	7,483,210	7,099,348
Loans eligible for repurchase	4,401,896	4,889,925
Other	623,368	582,460
Total assets	$19,801,741	$18,844,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$5,799,152	$4,210,010
Long-term debt	4,493,051	4,393,066
	10,292,203	8,603,076
Liability for loans eligible for repurchase	4,401,896	4,889,925
Income taxes payable	1,047,337	1,042,886
Other	489,922	770,073
Total liabilities	16,231,358	15,305,960
Stockholders' equity	3,570,383	3,538,603
Total liabilities and stockholders' equity	$19,801,741	$18,844,563
Leverage ratios:
Total debt / Stockholders' equity	2.9	2.4
Total debt / Tangible stockholders' equity (1)	3.0	2.5
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $1.0 billion from $18.8 billion at December 31, 2023 to $19.8 billion at March 31, 2024. The increase was primarily due to an increase of $524.6 million in principal-only stripped MBS at fair value, an increase of $779.7 million in loans held for sale at fair value and an increase of $383.9 million in MSRs, partially offset by a decrease in servicing advances of $194.1 million and a decrease in loans eligible for repurchase of $488.0 million.

Total liabilities increased $0.9 billion from $15.3 billion at December 31, 2023 to $16.2 billion at March 31, 2024. The increase was primarily due to an increase of $1.7 billion in borrowings to fund our inventory of loans held for sale, MBS and MSRs, partially offset by a decrease of $488.0 million in liability for loans eligible for repurchase and $186.6 million in accounts payable and accrued expenses. As a result of our increased inventory financing requirements, our leverage ratios increased during the quarter ended March 31, 2024 from December 31, 2023.

Cash Flows

Our cash flows are summarized below:

	Quarter ended March 31,
	2024	2023	Change

	(in thousands)
Operating	$(897,940)	$(3,264,891)	$2,366,951
Investing	(782,612)	(20,933)	(761,679)
Financing	1,669,575	3,455,191	(1,785,616)
Net (decrease) increase in cash	$(10,977)	$169,367	$(180,344)

The net decrease in cash of $11.0 million during the quarter ended March 31, 2024 is discussed below.

Operating activities

Net cash used in operating activities totaled $897.9 million during the quarter ended March 31, 2024 compared with net cash used in operating activities of $3.3 billion during the same period in 2023. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Quarter ended March 31,
	2024	2023

	(in thousands)
Cash flows from:
Loans held for sale	$(1,008,664)	$(3,390,002)
Other operating sources	110,724	125,111
	$(897,940)	$(3,264,891)

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2024 totaled $782.6 million, primarily due to $524.7 million in purchase of principal-only stripped MBS, $224.8 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $38.7 million increase in margin deposits. Net cash used in investing activities during the quarter ended March 31, 2023 totaled $20.9 million, primarily due to a $97.5 million increase in margin deposits and $10.6 million used in acquisition of capitalized software, partially offset by $78.4 million in net settlement of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash provided by financing activities totaled $1.7 billion during the quarter ended March 31, 2024, primarily due to an increase of $1.7 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs. Net cash provided by financing activities totaled $3.5 billion during the quarter ended March 31, 2023, primarily due to an increase of $3.5 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale.

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

On February 29, 2024, the Company through its indirect subsidiary, PNMAC GMSR ISSUER TRUST (the “Issuer Trust”), issued an aggregate principal amount of $425 million in secured term notes (the “2024-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The 2024-GT1 Notes will mature on March 26, 2029 or, if extended, either March 25, 2030 or March, 25, 2031. The 2024-GT1 Notes rank pari passu with other secured term notes issued by the Issuer Trust and are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights and excess servicing spread relating to such mortgage servicing rights that are financed by PLS.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2024	2023

Average balance	$3,542,537	$3,508,262
Maximum daily balance	$5,442,438	$5,768,570
Balance at quarter end	$5,441,126	$5,768,570

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter ended March 31, 2024 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

Ginnie Mae has issued risk-based capital requirements that will become effective December 31, 2024. We believe that we are in compliance with the Agency’s pending requirements as of March 31, 2024.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through March 31, 2024, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of March 31, 2024, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Bank of America, N.A.	$1,086,753	$1,425,000	$500,000	June 12, 2025
Atlas Securitized Products, L.P.	$1,028,385	$2,825,000	$1,025,000	June 27, 2025
Royal Bank of Canada	$666,511	$1,000,000	$325,000	February 12, 2025
BNP Paribas	$322,871	$600,000	$250,000	September 30, 2025
Wells Fargo Bank, N.A.	$268,774	$600,000	$300,000	May 3, 2025
JP Morgan Chase Bank, N.A.	$263,096	$1,500,000	$50,000	June 9, 2025
Morgan Stanley Bank, N.A.	$223,410	$250,000	$100,000	February 6, 2026
Barclays Bank PLC	$196,316	$250,000	$100,000	March 6, 2026
Goldman Sachs Bank USA	$174,205	$200,000	$100,000	December 8, 2025
Citibank, N.A.	$168,885	$620,000	$270,000	June 27, 2025
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$175,000	$175,000	$175,000	June 27, 2025
Citibank, N.A.	$125,000	$380,000	$280,000	June 27, 2025
Goldman Sachs Bank USA	$125,000	$325,000	$325,000	February 7, 2025
Nomura Corporate Funding Americas	$125,000	$350,000	$350,000	August 5, 2024
Mortgage-backed securities sold under agreements to repurchase
Santander US Capital Markets LLC	$195,307
JP Morgan Chase Bank, N.A.	$149,352
Wells Fargo Bank, N.A.	$147,261
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$363,978	$550,000	$—	June 12, 2024
Notes payable
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
Barclays FHLMC MSR Facility	$250,000	$250,000	$250,000	November 13, 2024
Unsecured Notes - 5.375%	$650,000			October 15, 2025
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
(1)	Outstanding indebtedness as of March 31, 2024.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2024:

Loans held for sale and MSRs

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Citibank, N.A., Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$4,537,873	March 13, 2025	June 27, 2025
Atlas Securitized Products, L.P.	$121,197	September 10, 2024	June 27, 2025
Bank of America, N.A.	$73,125	April 28, 2024	June 12, 2025
Barclays Bank PLC	$30,560	August 1, 2024	March 6, 2026
Royal Bank of Canada	$29,023	April 28, 2024	February 12, 2025
JP Morgan Chase Bank, N.A.	$21,732	July 20, 2024	June 9, 2025
BNP Paribas	$13,954	June 15, 2024	September 30, 2025
Goldman Sachs Bank USA	$12,362	July 16, 2024	December 8, 2025
Wells Fargo Bank, N.A.	$11,917	June 11, 2024	May 3, 2025
Morgan Stanley Bank, N.A.	$11,023	June 18, 2024	February 6, 2026
Citibank, N.A.	$7,661	June 4, 2024	June 27, 2025
(1)	The borrowing facilities with Atlas Securitized Products, L.P., Citibank, N.A., Goldman Sachs Bank USA and Nomura Corporate Funding Americas are in the form of a sale of variable funding notes under an agreement to repurchase.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Wells Fargo Bank, N.A.	$11,838	April 26, 2024
JP Morgan Chase Bank, N.A.	$11,546	April 26, 2024
Santander US Capital Markets LLC	$8,968	April 30, 2024

All debt financing arrangements that matured between March 31, 2024 and the date of this Report have been renewed or extended and are described in Note 14—Short-Term Debt to the accompanying consolidated financial statements.

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are fair value risk, interest rate risk and prepayment risk.

Fair Value Risk

Our IRLCs, mortgage loans held for sale, principal-only stripped MBS, MSRs and MSLs are reported at their fair values. The fair value of these assets fluctuates primarily due to changes in interest rates. The fair value risk we face is primarily attributable to interest rate risk and prepayment risk.

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

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized these assets and liabilities when we measure fair value as of the end of each reporting period, the carrying value of these assets and liabilities will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will decrease our estimates of the fair value of the MSRs, thereby reducing net servicing income, partially offset by the beneficial effect on net servicing income of a corresponding reduction in the fair value of our MSLs and an increase in the fair value of our principal-only stripped MBS.

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

Our strategies are reviewed daily within a disciplined risk management framework. We use a variety of interest rate and spread shifts and scenarios and define target limits for market value and liquidity loss in those scenarios. With respect to our IRLCs and inventory of loans held for sale, we use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and further use MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. With respect to our MSRs, we seek to mitigate mortgage-based loss exposure utilizing MBS forward purchase and sale contracts and principal-only stripped MBS, address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2024, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$483,182	$232,507	$114,114	$(110,071)	$(216,317)	$(418,132)
Pricing spread	$421,572	$205,043	$101,139	$(98,475)	$(194,382)	$(378,857)
Annual per-loan cost of servicing	$180,457	$90,228	$45,114	$(45,114)	$(90,228)	$(180,457)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. For a discussion of our risk factors refer to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2024.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2024 – January 31, 2024	—	$—	—	$212,338,815
February 1, 2024 – February 29, 2024	—	$—	—	$212,338,815
March 1, 2024 – March 31, 2024	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

10.1

Series 2024-GT1 Indenture Supplement to Third Amended and Restated Base Indenture, dated as of February 29, 2024, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Atlas Securitized Products, L.P.

		8-K	March 7, 2024

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2024 and March 31, 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2024 and March 31, 2023, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2024 and March 31, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: May 1, 2024	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 1, 2024	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)