Form 10-Q
period 2024-06-30
PennyMac Financial Services, Inc.
filed 2024-07-31
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2024
Common Stock, $0.0001 par value	51,190,677

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2024	2023

	(in thousands, except share amounts)
ASSETS
Cash	$595,336	$938,371
Short-term investment at fair value	188,772	10,268
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	914,223	—
Loans held for sale at fair value (includes $6,182,725 and $4,329,501 pledged to creditors)	6,238,959	4,420,691
Derivative assets	145,887	179,079
Servicing advances, net (includes valuation allowance of $68,671 and $73,991; $232,944 and $354,831 pledged to creditors)	414,235	694,038
Mortgage servicing rights at fair value (includes $7,831,978 and $7,033,892 pledged to creditors)	7,923,078	7,099,348
Investment in PennyMac Mortgage Investment Trust at fair value	1,031	1,121
Receivable from PennyMac Mortgage Investment Trust	29,413	29,262
Loans eligible for repurchase	4,560,058	4,889,925
Other (includes $19,834 and $15,653 pledged to creditors)	566,573	582,460
Total assets	$21,577,565	$18,844,563
LIABILITIES
Assets sold under agreements to repurchase	$6,408,428	$3,763,956
Mortgage loan participation purchase and sale agreements	511,837	446,054
Notes payable secured by mortgage servicing assets	1,723,144	1,873,415
Unsecured senior notes	3,160,226	2,519,651
Derivative liabilities	18,830	53,275
Mortgage servicing liabilities at fair value	1,708	1,805
Accounts payable and accrued expenses	294,812	449,896
Payable to PennyMac Mortgage Investment Trust	100,220	208,210
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,082,397	1,042,886
Liability for loans eligible for repurchase	4,560,058	4,889,925
Liability for losses under representations and warranties	28,688	30,788
Total liabilities	17,916,447	15,305,960

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,017,418 and 50,178,963 shares, respectively	5	5
Additional paid-in capital	30,053	24,287
Retained earnings	3,631,060	3,514,311
Total stockholders' equity	3,661,118	3,538,603
Total liabilities and stockholders' equity	$21,577,565	$18,844,563

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$176,537	$141,928	$339,331	$246,798
From PennyMac Mortgage Investment Trust	(473)	(509)	(826)	(994)
	176,064	141,419	338,505	245,804
Loan origination fees:
From non-affiliates	41,644	38,267	77,656	68,247
From PennyMac Mortgage Investment Trust	431	701	790	2,111
	42,075	38,968	78,446	70,358
Fulfillment fees from PennyMac Mortgage Investment Trust	4,427	5,441	8,443	17,364
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	375,040	307,119	733,066	597,816
From PennyMac Mortgage Investment Trust	20,264	20,317	40,526	40,766
Other	45,392	29,035	91,288	55,946
	440,696	356,471	864,880	694,528
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(101,315)	(55,257)	(129,900)	(291,704)
Mortgage servicing rights hedging results	(171,777)	(155,136)	(466,422)	(107,909)
	(273,092)	(210,393)	(596,322)	(399,613)
Net loan servicing fees	167,604	146,078	268,558	294,915
Net interest expense:
Interest income	200,811	172,952	357,237	301,430
Interest expense	207,871	178,642	373,640	310,413
Net interest expense	(7,060)	(5,690)	(16,403)	(8,983)
Management fees from PennyMac Mortgage Investment Trust	7,133	7,078	14,321	14,335
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(40)	116	(30)	142
Results of real estate acquired in settlement of loans	193	199	599	341
Other	15,731	2,938	19,348	5,133
Total net revenues	406,127	336,547	711,787	639,409
Expenses
Compensation	141,956	136,982	288,332	284,917
Technology	35,690	35,244	71,657	71,282
Loan origination	40,270	31,646	70,838	58,732
Servicing	22,920	14,652	39,024	27,284
Professional services	9,404	17,888	18,666	38,895
Occupancy and equipment	7,893	10,066	16,569	18,886
Marketing and advertising	5,445	5,578	9,116	8,819
Other	8,695	11,574	19,848	19,530
Total expenses	272,273	263,630	534,050	528,345
Income before provision for income taxes	133,854	72,917	177,737	111,064
Provision for income taxes	35,596	14,667	40,171	22,436
Net income	$98,258	$58,250	$137,566	$88,628
Earnings per share
Basic	$1.93	$1.17	$2.71	$1.77
Diluted	$1.85	$1.11	$2.59	$1.68
Weighted average shares outstanding
Basic	50,955	49,874	50,751	50,013
Diluted	53,204	52,264	53,140	52,803

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2024	50,908	$5	$27,179	$3,543,199	$3,570,383
Net income	—	—	—	98,258	98,258
Stock-based compensation	108	—	2,816	—	2,816
Issuance of common stock in settlement of directors' fees	1	—	58	—	58
Common stock dividend ($0.20 per share)	—	—	—	(10,397)	(10,397)
Balance, June 30, 2024	51,017	$5	$30,053	$3,631,060	$3,661,118

	Quarter ended June 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2023	50,097	$5	$—	$3,452,185	$3,452,190
Net income	—	—	—	58,250	58,250
Stock-based compensation	193	—	4,680	—	4,680
Issuance of common stock in settlement of directors' fees	1	—	51	—	51
Common stock dividend ($0.20 per share)	—	—	—	(10,197)	(10,197)
Repurchase of common stock	(433)	—	(4,731)	(21,483)	(26,214)
Balance, June 30, 2023	49,858	$5	$—	$3,478,755	$3,478,760

	Six months ended June 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	137,566	137,566
Stock-based compensation	836	—	5,624	—	5,624
Issuance of common stock in settlement of directors' fees	2	—	142	—	142
Common stock dividends ($0.40 per share)	—	—	—	(20,817)	(20,817)
Balance, June 30, 2024	51,017	$5	$30,053	$3,631,060	$3,661,118

	Six months ended June 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	88,628	88,628
Stock-based compensation	1,069	—	11,530	—	11,530
Issuance of common stock in settlement of directors' fees	2	—	102	—	102
Common stock dividends ($0.40 per share)	—	—	—	(20,974)	(20,974)
Repurchase of common stock	(1,201)	—	(11,632)	(59,943)	(71,575)
Balance, June 30, 2023	49,858	$5	$—	$3,478,755	$3,478,760

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2024	2023

	(in thousands)
Cash flow from operating activities
Net income	$137,566	$88,628
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(338,505)	(245,804)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	129,900	291,704
Mortgage servicing rights hedging results	466,422	107,909
Accrual of unearned discounts on mortgage-backed securities	(9,090)	—
Capitalization of interest on loans held for sale	(247)	(507)
Amortization of debt issuance costs	14,798	9,315
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	90	(82)
Results of real estate acquired in settlement in loans	(599)	(341)
Stock-based compensation expense	2,371	12,025
Provision (reversal of provision) for servicing advance losses	4,391	(5,049)
Depreciation and amortization	28,404	25,939
Amortization of operating lease right-of-use assets	6,883	9,154
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(37,161,319)	(32,087,157)
Origination of loans held for sale	(6,972,822)	(5,303,061)
Purchase of loans held for sale from non-affiliates	(1,193,246)	(968,096)
Purchase of loans from Ginnie Mae securities and early buyout investors	(1,579,386)	(1,395,735)
Sale to non-affiliates and principal payment of loans held for sale	44,537,449	38,410,109
Repurchase of loans subject to representations and warranties	(44,863)	(24,345)
Decrease in servicing advances	219,799	164,845
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(1,541)	11,537
Sale of real estate acquired in settlement of loans	25,671	16,411
Increase in other assets	(39,753)	(81,155)
Decrease in accounts payable and accrued expenses	(145,062)	(3,977)
Decrease in operating lease liabilities	(8,809)	(10,080)
Decrease in payable to PennyMac Mortgage Investment Trust	(108,839)	(82,156)
Increase in income taxes payable	39,511	23,403
Net cash used in operating activities	(1,990,826)	(1,036,566)

Statements continue on the next page

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2024	2023

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(178,504)	4,106
Purchase of principal-only stripped mortgage-backed securities	(935,356)	—
Repayment of principal-only stripped mortgage-backed securities	13,452	—
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(391,462)	(20,239)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	232
Acquisition of capitalized software	(8,661)	(19,244)
Purchase of furniture, fixtures, equipment and leasehold improvements	(1,319)	(631)
Increase in margin deposits	(18,556)	(150,716)
Net cash used in investing activities	(1,520,406)	(186,492)
Cash flow from financing activities
Sale of assets under agreements to repurchase	48,557,391	39,333,545
Repurchase of assets sold under agreements to repurchase	(45,912,545)	(38,551,928)
Issuance of mortgage loan participation purchase and sale certificates	10,967,597	10,042,768
Repayment of mortgage loan participation purchase and sale certificates	(10,901,474)	(9,824,304)
Issuance of notes payable secured by mortgage servicing assets	725,000	680,000
Repayment of notes payable secured by mortgage servicing assets	(875,000)	(150,000)
Issuance of unsecured senior notes	650,000	—
Payment of debt issuance costs	(25,208)	(10,119)
Issuance of common stock pursuant to exercise of stock options	12,654	8,647
Payment of withholding taxes relating to stock-based compensation	(9,401)	(9,142)
Payment of dividends to holders of common stock	(20,817)	(20,974)
Repurchase of common stock	—	(71,575)
Net cash provided by financing activities	3,168,197	1,426,918
Net (decrease) increase in cash and restricted cash	(343,035)	203,860
Cash and restricted cash at beginning of period	938,371	1,328,539
Cash at end of period	$595,336	$1,532,399
Supplemental cash flow information:
Cash paid for interest	$373,389	$305,512
Cash paid (refunds received) for income taxes, net	$660	$(967)
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$953,727	$849,056
Operating right-of-use assets recognized	$—	$1,727
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$142	$102

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

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and servicing. PNMAC’s investment management activities and a portion of its mortgage banking activities are conducted on behalf of PennyMac Mortgage Investment Trust, a real estate investment trust that invests in residential mortgage-related assets and is separately listed on the New York Stock Exchange under the ticker symbol “PMT”. PNMAC’s primary wholly owned subsidiaries are:

●	PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT. PLS has mortgage banking, loan servicing, mortgage loan purchase and mortgage servicing rights (“MSRs”) recapture agreements with PMT.

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

The Company held no restricted cash at the end of periods presented. Cash and restricted cash at January 1, 2023, included $3,000 in tenant security deposits relating to rental properties owned by PMT and managed by the Company. Tenant security deposits were included in Other assets.

Preparation of financial statements in compliance with GAAP requires the Company to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 8% and 11% of total net revenues for the quarters ended June 30, 2024 and 2023, respectively, and 9% and 12% for the six months ended June 30, 2024 and 2023, respectively. The Company also purchased 82% and 84% of its loan production from PMT during the quarters ended June 30, 2024 and 2023, respectively, and 82% and 84% during the six months ended June 30, 2024 and 2023, respectively.

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

Note 4—Variable Interest Entities

The Company entered into securitization transactions in which variable interest entities (“VIEs”) may issue variable funding notes (VFNs”) and term debt backed by beneficial interests in Ginnie Mae and Fannie Mae MSRs. The Company is the holder of the VFNs and acts as guarantor of the VFNs and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of VFNs and guarantor of both the VFNs and term debt, it holds the variable interest in the VIEs. Therefore, PFSI consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the VFNs that the Company sells under agreements to repurchase are included in Assets sold under agreements to repurchase, and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. This financing is detailed in Note 14 – Short-Term Debt and Note 15 – Long Term Debt.

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

The MSR recapture agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

Fulfillment Services

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the number of loan commitments issued multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 loan commitments per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
●	$315 multiplied by the number of purchased loans that are sold to Fannie Mae or Freddie Mac up to and including 16,500 loans per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus
●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae or Freddie Mac; provided, however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae loans and certain Fannie Mae or Freddie Mac loans acquired by PLS.

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

The mortgage banking services agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Mortgage servicing rights recapture incurred included in Net gains on loans held for sale at fair value	$473	$509	$826	$994
Tax service fees earned from PMT included in Loan origination fees	$431	$701	$790	$2,111

Fulfillment fee revenue	$4,427	$5,441	$8,443	$17,364
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$2,229,397	$3,029,274	$4,001,078	$9,658,084

Sourcing fees included in cost of loans purchased from PMT	$2,050	$1,832	$3,655	$3,160
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$10,500,415	$11,307,342	$18,357,340	$20,521,054
Conventional conforming	10,006,706	7,017,890	18,196,636	11,080,764
	$20,507,121	$18,325,232	$36,553,976	$31,601,818

Loan Servicing

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and loans in its prime and special servicing (loans purchased by PMT with credit deterioration) portfolios. The Servicing Agreement provides for servicing fees of per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of loans (“REO”). The Company is also entitled to customary ancillary income and market-based fees and charges relating to loans it services for PMT.

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
Servicing portfolio	2024	2023	2024	2023

	(in thousands)
Prime servicing	$20,201	$20,286	$40,401	$40,615
Special servicing	63	31	125	151
	$20,264	$20,317	$40,526	$40,766

The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

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

“Equity” is the weighted average of the issue price per common share of beneficial interest of all of PMT’s public offerings, multiplied by the weighted average number of PMT’s common shares of beneficial interest outstanding (including restricted share units) in the rolling four-quarter period.

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

The base management fee and the performance incentive fee are both receivable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares of beneficial interest (subject to a limit of no more than 50% paid in common shares of beneficial interest), at PMT’s option.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Base management	$7,133	$7,078	$14,321	$14,335
Performance incentive	—	—	—	—
	$7,133	$7,078	$14,321	$14,335

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

PMT is also required to pay its pro rata portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets owned or managed by the Company as calculated at each fiscal quarter end.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$2,779	$3,978	$9,193	$9,639
Common overhead incurred by the Company	2,000	2,140	3,944	3,961
Compensation	165	165	330	330
	$4,944	$6,283	$13,467	$13,930
Payments and settlements during the period (1)	$29,263	$30,872	$59,348	$63,256
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$(40)	$116	$(30)	$142

	June 30,	December 31,
	2024	2023

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,031	$1,121
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2024	2023

	(in thousands)
Receivable from PMT:
Correspondent production fees	$9,145	$8,288
Management fees	7,133	7,252
Servicing fees	6,792	6,809
Allocated expenses and expenses incurred on PMT's behalf	5,166	5,612
Fulfillment fees	1,177	1,301
	$29,413	$29,262
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$100,219	$208,154
Other	1	56
	$100,220	$208,210

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with certain former owners of PNMAC that provides for the payment from time to time by the Company to PNMAC’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PNMAC’s assets resulting from exchanges of ownership interests in PNMAC and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Company has recorded a $26.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2024 and December 31, 2023. The Company did not make payments under the tax receivable agreement during the quarter and six months ended June 30, 2024 and 2023.

Townsgate Closing Services, LLC

Townsgate Closing Services, LLC is a joint venture in which the Company holds a 60% ownership interest through a wholly owned subsidiary. The Company advanced $801,000 to Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving loan agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027, and earned interest indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance was included in Other assets on the Company’s consolidated balance sheets and was repaid on April 2, 2024. The Company recorded $0 and $21,000 of interest income related to the loan during the quarters ended June 30, 2024 and 2023, respectively, and $20,000 and $42,000 during the six months ended June 30, 2024 and 2023, respectively.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Cash flows:
Sales proceeds	$24,860,532	$25,024,768	$44,537,449	$38,410,109
Servicing fees received	$348,730	$282,315	$684,978	$550,738

The Company is contractually responsible for making the payments required to protect the loans’ beneficial interest holders’ interests in the properties collateralizing their loans and may, therefore, be required to advance amounts in excess of insurer or guarantor reimbursement limits. Therefore, the Company provides a valuation allowance on the servicing advances for these amounts in excess of amounts that are expected to ultimately be recovered from the loans’ insurers, guarantors, or beneficial interest holders.

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$67,327	$75,178	$73,991	$78,992
Provision (reversals of provision) for losses	5,932	(1,968)	4,391	(5,049)
Charge-offs, net	(4,588)	(3,140)	(9,711)	(3,873)
Balance at end of period	$68,671	$70,070	$68,671	$70,070

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement with the loans as servicer:

	June 30,	December 31,
	2024	2023

	(in thousands)
Unpaid principal balance of loans outstanding	$379,882,952	$352,790,614
Delinquent loans:
30-89 days	$14,965,096	$13,775,493
90 days or more:
Not in foreclosure	$6,380,651	$6,754,282
In foreclosure	$576,397	$618,694
Foreclosed	$6,889	$7,565
Loans in bankruptcy	$1,615,265	$1,415,614

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	June 30, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$379,882,952	$—	$379,882,952
Purchased	16,568,065	—	16,568,065
	396,451,017	—	396,451,017
PennyMac Mortgage Investment Trust	—	230,179,513	230,179,513
Loans held for sale	6,108,082	—	6,108,082
	$402,559,099	$230,179,513	$632,738,612
Delinquent loans:
30 days	$11,910,811	$1,929,549	$13,840,360
60 days	3,682,716	448,250	4,130,966
90 days or more:
Not in foreclosure	6,537,462	822,480	7,359,942
In foreclosure	628,575	94,072	722,647
Foreclosed	8,465	3,898	12,363
	$22,768,029	$3,298,249	$26,066,278
Loans in bankruptcy	$1,713,935	$244,699	$1,958,634
Custodial funds managed by the Company (1)	$6,013,201	$2,704,150	$8,717,351
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$352,790,614	$—	$352,790,614
Purchased	17,478,397	—	17,478,397
	370,269,011	—	370,269,011
PennyMac Mortgage Investment Trust	—	232,653,069	232,653,069
Loans held for sale	4,294,689	—	4,294,689
	$374,563,700	$232,653,069	$607,216,769
Delinquent loans:
30 days	$11,097,929	$1,808,516	$12,906,445
60 days	3,316,494	399,786	3,716,280
90 days or more:
Not in foreclosure	6,941,325	1,031,299	7,972,624
In foreclosure	686,359	92,618	778,977
Foreclosed	8,133	4,295	12,428
	$22,050,240	$3,336,514	$25,386,754
Loans in bankruptcy	$1,523,218	$186,593	$1,709,811
Custodial funds managed by the Company (1)	$3,741,978	$1,759,974	$5,501,952
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top six and all other states as measured by UPB:

	June 30,	December 31,
State	2024	2023

	(in thousands)
California	$73,867,350	$72,788,272
Florida	60,878,571	57,824,310
Texas	60,383,471	56,437,082
Virginia	35,808,789	35,376,266
Georgia	27,365,631	26,330,210
Maryland	27,202,710	26,746,355
All other states	347,232,090	331,714,274
	$632,738,612	$607,216,769

Note 7—Fair Value

Most of the Company’s assets and certain of its liabilities are measured at or based on their fair values. The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the significant inputs used to determine the fair values. These levels are:

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

The Company reclassifies its assets and liabilities between levels of the fair value hierarchy when the inputs required to establish fair value at a level of the fair value hierarchy are no longer readily available, requiring the use of lower-level inputs, or when the inputs required to establish fair value at a higher level of the hierarchy become available.

Fair Value Accounting Elections

The Company identified its MSRs, its mortgage servicing liabilities (“MSLs”) and all of its non-cash financial assets to be accounted for at fair value so changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$188,772	$—	$—	$188,772
Principal-only mortgage-backed securities	—	914,223	—	914,223
Loans held for sale	—	5,838,883	400,076	6,238,959
Derivative assets:
Interest rate lock commitments	—	—	72,682	72,682
Forward purchase contracts	—	20,597	—	20,597
Forward sales contracts	—	67,536	—	67,536
MBS put options	—	3,378	—	3,378
Put options on interest rate futures purchase contracts	15,488	—	—	15,488
Call options on interest rate futures purchase contracts	32,375	—	—	32,375
Total derivative assets before netting	47,863	91,511	72,682	212,056
Netting	—	—	—	(66,169)
Total derivative assets	47,863	91,511	72,682	145,887
Mortgage servicing rights	—	—	7,923,078	7,923,078
Investment in PennyMac Mortgage Investment Trust	1,031	—	—	1,031
	$237,666	$6,844,617	$8,395,836	$15,411,950
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$3,930	$3,930
Forward purchase contracts	—	51,481	—	51,481
Forward sales contracts	—	21,545	—	21,545
Total derivative liabilities before netting	—	73,026	3,930	76,956
Netting	—	—	—	(58,126)
Total derivative liabilities	—	73,026	3,930	18,830
Mortgage servicing liabilities	—	—	1,708	1,708
	$—	$73,026	$5,638	$20,538

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$10,268	$—	$—	$10,268
Loans held for sale	—	3,942,127	478,564	4,420,691
Derivative assets:
Interest rate lock commitments	—	—	90,313	90,313
Forward purchase contracts	—	78,448	—	78,448
Forward sales contracts	—	6,151	—	6,151
MBS put options	—	413	—	413
MBS call options	—	6,265	—	6,265
Put options on interest rate futures purchase contracts	11,043	—	—	11,043
Call options on interest rate futures purchase contracts	66,176	—	—	66,176
Total derivative assets before netting	77,219	91,277	90,313	258,809
Netting	—	—	—	(79,730)
Total derivative assets	77,219	91,277	90,313	179,079
Mortgage servicing rights	—	—	7,099,348	7,099,348
Investment in PennyMac Mortgage Investment Trust	1,121	—	—	1,121
	$88,608	$4,033,404	$7,668,225	$11,710,507
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$720	$720
Forward purchase contracts	—	5,141	—	5,141
Forward sales contracts	—	92,796	—	92,796
Call options on interest rate futures sales contracts	3,209	—	—	3,209
Total derivative liabilities before netting	3,209	97,937	720	101,866
Netting	—	—	—	(48,591)
Total derivative liabilities	3,209	97,937	720	53,275
Mortgage servicing liabilities	—	—	1,805	1,805
	$3,209	$97,937	$2,525	$55,080

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended June 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, March 31, 2024	$466,392	$69,808	$7,483,210	$8,019,410
Purchases and issuances, net	954,081	128,241	—	1,082,322
Capitalization of interest and servicing advances	14,110	—	—	14,110
Sales and repayments	(356,988)	—	—	(356,988)
Mortgage servicing rights resulting from loan sales	—	—	541,207	541,207
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	28,011	—	—	28,011
Other factors	(536)	19,542	(101,339)	(82,333)
	27,475	19,542	(101,339)	(54,322)
Transfers from Level 3 to Level 2	(704,994)	—	—	(704,994)
Transfers to loans held for sale	—	(148,839)	—	(148,839)
Balance, June 30, 2024	$400,076	$68,752	$7,923,078	$8,391,906
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2024	$21,684	$68,752	$(101,339)	$(10,903)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2024	$1,732
Changes in fair value included in income	(24)
Balance, June 30, 2024	$1,708
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2024	$(24)

	Quarter ended June 30, 2023
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, March 31, 2023	$312,789	$58,846	$6,003,390	$6,375,025
Purchases and issuances, net	614,486	67,878	—	682,364
Capitalization of interest and servicing advances	13,183	—	—	13,183
Sales and repayments	(146,289)	—	—	(146,289)
Mortgage servicing rights resulting from loan sales	—	—	562,523	562,523
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	10,951	—	—	10,951
Other factors	(929)	(21,692)	(55,328)	(77,949)
	10,022	(21,692)	(55,328)	(66,998)
Transfers:
From Level 3 to Level 2	(411,179)	—	—	(411,179)
To real estate acquired in settlement of loans	(254)	—	—	(254)
To loans held for sale	—	(74,396)	—	(74,396)
Balance, June 30, 2023	$392,758	$30,636	$6,510,585	$6,933,979
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2023	$5,868	$30,636	$(55,328)	$(18,824)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended June 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2023	$2,011
Changes in fair value included in income	(71)
Balance, June 30, 2023	$1,940
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2023	$(71)

	Six months ended June 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	1,859,941	228,512	—	2,088,453
Capitalization of interest and servicing advances	25,336	—	—	25,336
Sales and repayments	(740,987)	—	—	(740,987)
Mortgage servicing rights resulting from loan sales	—	—	953,727	953,727
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	45,153	—	—	45,153
Other factors	(1,108)	31,066	(129,997)	(100,039)
	44,045	31,066	(129,997)	(54,886)
Transfers:
From Level 3 to Level 2	(1,266,823)	—	—	(1,266,823)
To loans held for sale	—	(280,419)	—	(280,419)
Balance, June 30, 2024	$400,076	$68,752	$7,923,078	$8,391,906
Changes in fair value recognized during the period relating to assets still held at June 30, 2024	$20,917	$68,752	$(129,997)	$(40,328)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended
Liabilities	June 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(97)
Balance, June 30, 2024	$1,708
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2024	$(97)

	Six months ended June 30, 2023
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	1,052,136	130,386	—	1,182,522
Capitalization of interest and servicing advances	20,838	—	—	20,838
Sales and repayments	(269,147)	—	(232)	(269,379)
Mortgage servicing rights resulting from loan sales	—	—	849,056	849,056
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	20,494	—	—	20,494
Other factors	(136)	50,720	(291,860)	(241,276)
	20,358	50,720	(291,860)	(220,782)
Transfers:
From Level 3 to Level 2	(776,893)	—	—	(776,893)
To real estate acquired in settlement of loans	(306)	—	—	(306)
To loans held for sale	—	(176,314)	—	(176,314)
Balance, June 30, 2023	$392,758	$30,636	$6,510,585	$6,933,979
Changes in fair value recognized during the period relating to assets still held at June 30, 2023	$10,646	$30,636	$(291,860)	$(250,578)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Six months ended June 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(156)
Balance, June 30, 2023	$1,940
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2023	$(156)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of management’s election of the fair value option by income statement line item are summarized below:

	Quarter ended June 30, 2024
	2024			2023
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(16,460)	$(16,460)	$—	$—	$—
Loans held for sale	124,874	—	124,874	20,753	—	20,753
Mortgage servicing rights	—	(101,339)	(101,339)	—	(55,328)	(55,328)
	$124,874	$(117,799)	$7,075	$20,753	$(55,328)	$(34,575)
Liabilities:
Mortgage servicing liabilities	$—	$24	$24	$—	$71	$71

	Six months ended June 30,
	2024			2023
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(16,771)	$(16,771)	$—	$—	$—
Loans held for sale	254,203	—	254,203	186,700	—	186,700
Mortgage servicing rights	—	(129,997)	(129,997)	—	(291,860)	(291,860)
	$254,203	$(146,768)	$107,435	$186,700	$(291,860)	$(105,160)
Liabilities:
Mortgage servicing liabilities	$—	$97	$97	$—	$156	$156

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	June 30, 2024			December 31, 2023
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$6,203,946	$6,058,381	$145,565	$4,378,042	$4,233,764	$144,278
90 days or more delinquent:
Not in foreclosure	29,055	32,958	(3,903)	35,253	38,922	(3,669)
In foreclosure	5,958	16,743	(10,785)	7,396	22,003	(14,607)
	$6,238,959	$6,108,082	$130,877	$4,420,691	$4,294,689	$126,002

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2024	$—	$—	$3,259	$3,259
December 31, 2023	$—	$—	$2,669	$2,669

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Real estate acquired in settlement of loans	$(685)	$(740)	$(1,663)	$(900)

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

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair values and carrying values of these liabilities are summarized below:

	June 30, 2024		December 31, 2023
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,735,900	$1,723,144	$1,730,000	$1,724,290
Unsecured senior notes	$3,128,641	$3,160,226	$2,467,750	$2,519,651

Valuation Governance

Most of the Company’s non-cash financial assets, and all of its derivatives, MSRs and MSLs, are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and derivatives and all of its MSRs and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff within its capital markets group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff group reports to the Company’s senior management valuation committee, which oversees the valuations. Capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to PFSI’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial, risk, and capital markets officers as well as other senior members of the Company’s finance, risk management and capital markets staffs.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2024	December 31, 2023
Fair value (in thousands)	$400,076	$478,564
Key inputs (1):
Discount rate:
Range	6.8% – 10.2%	7.1% – 10.2%
Weighted average	7.5%	7.2%
Twelve-month projected housing price index change:
Range	3.6% – 4.0%	0.3% – 0.5%
Weighted average	3.7%	0.5%
Voluntary prepayment/resale speed (2):
Range	6.2% – 39.6%	4.0% – 36.9%
Weighted average	22.7%	24.8%
Total prepayment/resale speed (3):
Range	6.3% – 44.9%	4.0% – 50.3%
Weighted average	25.0%	32.2%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

Changes in fair value of loans held for sale attributable to changes in a loan’s instrument-specific credit risk are measured with reference to the change in the respective loan’s delinquency status and performance history at period end from the later of the beginning of the period or acquisition date. Changes in fair value of loans held for sale are included in Net gains on loans held for sale at fair value in the Company’s consolidated statements of income.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2024	December 31, 2023
Fair value (in thousands) (1)	$68,752	$89,593
Committed amount (in thousands)	$7,596,114	$6,349,628
Key inputs (2):
Pull-through rate:
Range	14.8% – 100%	10.2% – 100%
Weighted average	85.3%	81.1%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.2	1.1 – 7.3
Weighted average	4.9	4.2
Percentage of loan commitment amount:
Range	0.3% – 4.6%	0.3% – 4.3%
Weighted average	2.3%	1.9%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$541,207	$562,523	$953,727	$849,056
Unpaid principal balance of underlying loans	$24,741,715	$24,993,118	$44,226,530	$38,688,482
Weighted average servicing fee rate (in basis points)	43	50	44	50
Key inputs (1):
Annual total prepayment speed (2):
Range	7.3% – 15.0%	9.1% – 20.7%	7.3% – 15.9%	9.1% – 23.2%
Weighted average	10.0%	10.9%	10.5%	11.3%
Equivalent average life (in years):
Range	3.5 – 9.7	3.1 – 8.4	3.5 – 9.7	3.0 – 8.4
Weighted average	7.9	7.6	7.7	7.5
Pricing spread (3):
Range	5.3% – 12.6%	5.5% – 12.6%	5.3% – 12.6%	5.5% – 12.6%
Weighted average	6.0%	7.4%	6.1%	7.5%
Per-loan annual cost of servicing:
Range	$70 – $127	$68 – $127	$70 – $127	$68 – $127
Weighted average	$98	$98	$98	$100
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2024	December 31, 2023

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 7,923,078	$ 7,099,348
Underlying loan characteristics:
Unpaid principal balance of underlying mortgage loans	$ 396,429,820	$ 370,244,119
Weighted average note interest rate	4.3%	4.1%
Weighted average servicing fee rate (in basis points)	39	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.0% – 17.4%	6.1% – 17.8%
Weighted average	7.9%	8.3%
Equivalent average life (in years):
Range	2.9 – 9.0	3.0 – 9.0
Weighted average	8.2	8.1
Effect on fair value of (3):
5% adverse change	($118,584)	($107,757)
10% adverse change	($233,004)	($211,643)
20% adverse change	($450,229)	($408,638)
Pricing spread (4):
Range	5.3% – 11.3%	5.5% – 12.6%
Weighted average	6.3%	6.4%
Effect on fair value of (3):
5% adverse change	($102,124)	($94,307)
10% adverse change	($201,624)	($186,129)
20% adverse change	($393,121)	($362,671)
Per-loan annual cost of servicing:
Range	$68 – $131	$70 – $135
Weighted average	$106	$107
Effect on fair value of (3):
5% adverse change	($46,108)	($44,572)
10% adverse change	($92,216)	($89,145)
20% adverse change	($184,432)	($178,289)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in determining the fair value of MSLs:

	June 30,	December 31,
	2024	2023
Fair value (in thousands)	$1,708	$1,805
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$21,197	$24,892
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	16.0%	16.1%
Equivalent average life (in years)	5.0	5.1
Pricing spread (3)	8.6%	8.3%
Per-loan annual cost of servicing	$986	$1,043
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8—Mortgage-Backed Securities

During the six months ended June 30, 2024, the Company began to invest in Agency principal-only stripped MBS for the purpose of economically hedging the fair value of its MSRs. MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Mortgage servicing rights hedging results. All of the principal-only stripped MBS had contractual maturities of over ten years and were pledged to secure sales of assets under agreements to repurchase.

Following is a summary of the Company’s investment in principal-only stripped MBS:

June 30, 2024
(in thousands)
Principal balance	$1,144,548
Unearned discounts	(213,554)
Cumulative valuation changes	(16,771)
Fair value	$914,223

Note 9—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	June 30,	December 31,
Mortgage type	2024	2023

	(in thousands)
Government-insured or guaranteed	$3,641,883	$2,099,135
Conventional conforming	2,003,304	1,821,085
Jumbo	193,696	21,907
Closed-end second lien	239,551	322,015
Purchased from Ginnie Mae securities serviced by the Company	143,718	146,585
Repurchased pursuant to representations and warranties	16,807	9,964
	$6,238,959	$4,420,691
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$5,640,584	$3,858,977
Mortgage loan participation purchase and sale agreements	542,141	470,524
	$6,182,725	$4,329,501

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,596,114	$72,682	$3,930	6,349,628	$90,313	$720
Subject to master netting arrangements (2):
Forward purchase contracts	21,323,113	20,597	51,481	15,863,667	78,448	5,141
Forward sales contracts	25,290,336	67,536	21,545	14,477,159	6,151	92,796
MBS put options	2,970,000	3,378	—	2,925,000	413	—
MBS call options	—	—	—	1,000,000	6,265	—
Put options on interest rate futures purchase contracts	7,860,000	15,488	—	8,717,500	11,043	—
Call options on interest rate futures purchase contracts	7,770,000	32,375	—	4,250,000	66,176	3,209
Treasury futures purchase contracts	5,013,800	—	—	5,986,500	—	—
Treasury futures sale contracts	11,560,200	—	—	10,677,000	—	—
Total derivatives before netting		212,056	76,956		258,809	101,866
Netting		(66,169)	(58,126)		(79,730)	(48,591)
		$145,887	$18,830		$179,079	$53,275
Deposits received from derivative counterparties included in the derivative balances above, net		$(8,043)			$(31,139)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	June 30, 2024				December 31, 2023
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$72,682	$—	$—	$72,682	$90,313	$—	$—	$90,313
RJ O' Brien	47,863	—	—	47,863	74,010	—	—	74,010
Morgan Stanley Bank, N.A.	12,141	—	—	12,141	—	—	—	—
JPMorgan Chase Bank, N.A.	2,592	—	—	2,592	—	—	—	—
Goldman Sachs	2,550	—	—	2,550	8,473	—	—	8,473
Barclays Capital	1,853	—	—	1,853	—	—	—	—
Others	6,206	—	—	6,206	6,283	—	—	6,283
	$145,887	$—	$—	$145,887	$179,079	$—	$—	$179,079

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

	June 30, 2024				December 31, 2023
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$3,930	$—	$—	$3,930	$720	$—	$—	$720
Bank of America, N.A.	1,361,493	(1,356,068)	—	5,425	875,766	(872,148)	—	3,618
Atlas Securitized Products, L.P.	842,936	(842,936)	—	—	1,210,473	(1,210,473)	—	—
Wells Fargo Bank, N.A.	667,053	(667,053)	—	—	116,275	(114,647)	—	1,628
JPMorgan Chase Bank, N.A.	637,541	(637,229)	—	312	243,225	(243,225)	—	—
BNP Paribas	593,008	(593,008)	—	—	185,425	(185,425)	—	—
Royal Bank of Canada	592,365	(592,365)	—	—	457,743	(457,743)	—	—
Morgan Stanley Bank, N.A.	535,921	(534,357)	—	1,564	195,714	(164,149)	—	31,565
Barclays Capital	311,140	(311,140)	—	—	128,488	(118,667)	—	9,821
Goldman Sachs	273,478	(273,478)	—	—	178,751	(178,751)	—	—
Santander US Capital Markets LLC	269,656	(269,361)	—	295	—	—	—	—
Citibank, N.A.	242,809	(237,300)	—	5,509	174,221	(174,221)	—	—
Nomura Corporate Funding Americas	100,013	(100,000)	—	13	50,000	(50,000)	—	—
Federal National Mortgage Association	275	—	—	275	1,337	—	—	1,337
Athene Annuity & Life Assurance Company	—	—	—	—	2,111	—	—	2,111
Others	1,507	—	—	1,507	2,475	—	—	2,475
	$6,433,125	$(6,414,295)	$—	$18,830	$3,822,724	$(3,769,449)	$—	$53,275
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated income statement line	2024	2023	2024	2023

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(1,055)	$(28,209)	$(20,841)	$4,793
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$52,955	$150,760	$105,192	$55,962
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(155,317)	$(155,136)	$(449,651)	$(107,909)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$7,483,210	$6,003,390	$7,099,348	$5,953,621
Additions (deductions):
MSRs resulting from loan sales	541,207	562,523	953,727	849,056
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	—	—	(232)
	541,207	562,523	953,727	848,824
Change in fair value due to:
Changes in inputs used in valuation model (1)	99,440	118,898	269,392	28,619
Other changes in fair value (2)	(200,779)	(174,226)	(399,389)	(320,479)
Total change in fair value	(101,339)	(55,328)	(129,997)	(291,860)
Balance at end of period	$7,923,078	$6,510,585	$7,923,078	$6,510,585
Unpaid principal balance of underlying loans at end of period			$396,429,820	$337,695,442

			June 30,	December 31,
			2024	2023

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$7,831,978	$7,033,892
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$1,732	$2,011	$1,805	$2,096
Changes in fair value due to:
Changes in inputs used in valuation model (1)	15	(7)	(12)	(22)
Other changes in fair value (2)	(39)	(64)	(85)	(134)
Total change in fair value	(24)	(71)	(97)	(156)
Balance at end of period	$1,708	$1,940	$1,708	$1,940
Unpaid principal balance of underlying loans at end of period			$21,197	$36,628

(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Contractual servicing fees	$375,040	$307,119	$733,066	$597,816
Other fees:
Late charges	17,248	12,897	34,857	25,498
Other	3,149	2,775	5,789	4,956
	$395,437	$322,791	$773,712	$628,270

Note 12—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2024	2023

	(in thousands)
Capitalized software, net	$132,974	$148,736
Margin deposits	101,872	135,645
Interest receivable	44,869	35,196
Operating lease right-of-use assets	41,970	49,926
Servicing fees receivable, net	37,433	37,271
Other servicing receivables	40,204	30,530
Prepaid expenses	32,328	36,044
Real estate acquired in settlement of loans	20,434	14,982
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	19,834	15,653
Furniture, fixtures, equipment and building improvements, net	16,354	19,016
Other	78,301	59,461
	$566,573	$582,460
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$19,834	$15,653

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to seven years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Lease expense:
Operating leases	$4,004	$4,854	$8,035	$9,803
Short-term leases	84	74	168	237
Sublease income	(317)	(173)	(742)	(269)
Net lease expense included in Occupancy and equipment expense	$3,771	$4,755	$7,461	$9,771

Other information:
Payments for operating leases	$4,986	$5,904	$9,960	$11,600
Operating lease right-of-use assets recognized	$—	$—	$—	$1,727
Period end weighted averages:
Remaining lease term (in years)			3.9	4.5
Discount rate			4.0%	3.8%

Lease payments attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2025	$20,221
2026	17,446
2027	11,054
2028	5,180
2029	4,748
Thereafter	4,812
Total lease payments	63,461
Less imputed interest	(21,491)
Operating lease liability included in Accounts payable and accrued expenses	$41,970

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2024.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$5,761,107	$4,688,102	$4,651,823	$4,101,440
Weighted average interest rate (1)	7.06%	7.25%	7.13%	6.95%
Total interest expense	$106,587	$87,480	$177,022	$146,703
Maximum daily amount outstanding	$7,122,796	$6,358,007	$7,122,796	$6,358,007
(1)	Excludes the effect of amortization of debt issuance costs and utilization fees of $5.4 million and $2.8 million for the quarters ended June 30, 2024 and 2023, respectively, and $12.1 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively.

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,414,295	$3,769,449
Unamortized debt issuance costs	(5,867)	(5,493)
	$6,408,428	$3,763,956
Weighted average interest rate	6.73%	7.05%
Available borrowing capacity (1):
Committed	$901,560	$1,282,040
Uncommitted	4,622,248	5,548,511
	$5,523,808	$6,830,551
Assets securing repurchase agreements:
Principal-only stripped MBS	$914,223	—
Loans held for sale	$5,640,584	$3,858,977
Servicing advances (2)	$232,944	$354,831
Mortgage servicing rights (2)	$7,037,241	$6,284,239
Deposits (2)	$19,834	$15,653
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposits together serve as the collateral backing servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at June 30, 2024 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,829,545
Over 30 to 90 days	3,986,816
Over 90 to 180 days	147,757
Over 180 days to one year	193,771
Over one year to two years	256,406
Total assets sold under agreements to repurchase	$6,414,295
Weighted average maturity (in months)	2.7
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of June 30, 2024:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$5,252,807	May 25, 2025	May 25, 2025
Bank of America, N.A.	$108,009	July 29, 2024	June 10, 2026
Atlas Securitized Products, L.P.	$62,961	December 31, 2024	June 26, 2026
JP Morgan Chase Bank, N.A.	$27,772	October 11, 2024	June 16, 2025
Barclays Bank PLC	$44,030	October 19, 2024	March 6, 2026
Morgan Stanley Bank, N.A.	$40,467	September 12, 2024	May 22, 2026
Wells Fargo Bank, N.A.	$17,568	September 14, 2024	May 3, 2025
BNP Paribas	$28,617	September 18, 2024	September 30, 2025
Royal Bank of Canada	$28,422	July 24, 2024	May 9, 2025
Citibank, N.A.	$13,261	September 11, 2024	June 27, 2025
Goldman Sachs Bank USA	$8,921	September 19, 2024	December 8, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through June 29, 2026 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$451	July 30, 2024
JP Morgan Chase Bank, N.A.	$20,982	July 26, 2024
Wells Fargo Bank, N.A.	$18,073	July 25, 2024
Santander US Capital Markets LLC	$10,766	July 31, 2024

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance	$236,647	$266,907	$235,761	$225,778
Weighted average interest rate (1)	6.69%	6.45%	6.69%	6.29%
Total interest expense	$4,109	$4,462	$8,186	$7,385
Maximum daily amount outstanding	$512,528	$515,537	$515,990	$515,537
(1)	Excludes the effect of amortization of debt issuance costs totaling $176,000 and $172,000 for the quarters ended June 30, 2024 and 2023, respectively, and $348,000 and $344,000 for the six months ended June 30, 2024 and 2023, respectively.

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$512,528	$446,406
Unamortized debt issuance costs	(691)	(352)
	$511,837	$446,054
Weighted average interest rate	6.58%	6.60%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$542,141	$470,524

Note 15—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued VFNs to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by the participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing assets VFNs.

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

Freddie Mac MSR Note Payable

The Company has a note payable to a lender that is secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreement. The facility expires on November 13, 2024. The maximum amount that the Company may borrow under the note payable is $400 million, $350 million of which is committed and which may be reduced by other debt outstanding with the counterparty.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance	$1,872,857	$2,480,000	$1,911,593	$2,287,099
Weighted average interest rate (1)	8.85%	8.57%	8.89%	8.19%
Total interest expense	$41,932	$53,817	$85,938	$94,595
(1)	Excludes the effect of amortization of debt issuance costs totaling $726,000 and $809,000 for the quarters ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,730,000	$1,730,000
Freddie Mac MSR Note Payable	—	150,000
	1,730,000	1,880,000
Unamortized debt issuance costs	(6,856)	(6,585)
	$1,723,144	$1,873,415
Weighted average interest rate	8.74%	8.82%
Assets pledged to secure notes payable (1):
Servicing advances	$232,944	$354,831
Mortgage servicing rights	$7,831,978	$7,033,892
Deposits	$15,566	$15,653
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that include Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.375%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.375%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
	$3,200,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance	$2,828,571	$1,800,000	$2,689,286	$1,800,000
Weighted average interest rate (1)	6.03%	5.07%	5.97%	5.07%
Total interest expense	$43,968	$23,688	$82,800	$47,116
(1)	Excludes the effect of amortization of debt issuance costs of $1.5 million and $923,000 for the quarters ended June 30, 2024 and 2023, respectively, and $2.9 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.

	June 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,200,000	$2,550,000
Unamortized debt issuance costs and premiums, net	(39,774)	(30,349)
	$3,160,226	$2,519,651
Weighted average interest rate	6.15%	5.90%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended June 30,
	2025	2026	2027	2028	2029	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$—	$500,000	$680,000	$550,000	$—	$1,730,000
Unsecured senior notes	—	650,000	—	—	650,000	1,900,000	3,200,000
Total	$—	$650,000	$500,000	$680,000	$1,200,000	$1,900,000	$4,930,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$29,976	$31,103	$30,788	$32,421
Provision for losses:
Resulting from sales of loans	4,129	3,139	8,081	4,874
Resulting from change in estimate	(4,076)	(2,008)	(7,396)	(3,453)
Losses incurred	(1,341)	(2,088)	(2,785)	(3,696)
Balance at end of period	$28,688	$30,146	$28,688	$30,146
Unpaid principal balance of loans subject to representations and warranties at end of period			$381,524,553	$320,986,649

Note 17—Income Taxes

The Company’s effective income tax rates were 26.6% and 20.1% for the quarters ended June 30, 2024 and 2023, respectively, and 22.6% and 20.2% for the six months ended June 30, 2024 and 2023, respectively. The increase in the effective income tax rates for the quarter and six months ended June 30, 2024 when compared to the same periods for 2023 was attributable to two primary factors. First, the tax rates for the quarter and six months ended June 30, 2023 include discrete adjustments for future state tax rate reductions with no such adjustments for the same periods in 2024. In addition, the impact of excess tax expense over equity vesting expenses in 2024 was less than the impact for equity vesting in 2023.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $7.6 billion as of June 30, 2024.

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

On January 12, 2024, the arbitrator issued the final award (the “Final Award”), reducing Black Knight’s monetary damages to $150.2 million, plus interest. As a result of the Final Award, the Company reported a pretax expense accrual of $158.4 million in its financial results for the fourth quarter of fiscal year 2023. On February 14, 2024, the Company paid in full and Black Knight accepted payment of all damages and accrued interest due under the Final Award.

On March 15, 2024, the Florida State Court confirmed the Final Award, giving the rulings and remedies therein preclusive effect.

Note 19—Stockholders’ Equity

The Company has a common stock repurchase program in the amount of $2 billion before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2024	2023	2024	2023	total (1)

	(in thousands)
Shares of common stock repurchased	—	433	—	1,201	34,063
Cost of shares of common stock repurchased	$—	$26,214	$—	$71,575	$1,788,198
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through June 30, 2024. Cumulative total cost of common stock repurchased includes $537,000 of transaction fees as of June 30, 2024.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(413,822)	$(608,885)	$(723,012)	$(664,271)
Hedging activities	92,552	300,686	242,771	84,548
	(321,270)	(308,199)	(480,241)	(579,723)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	541,207	562,523	953,727	849,056
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,129)	(3,139)	(8,081)	(4,874)
Reductions in liability due to changes in estimate	4,076	2,008	7,396	3,453
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	(1,055)	(28,209)	(20,841)	4,793
Loans	(2,695)	66,870	24,950	2,679
Hedging derivatives	(39,597)	(149,926)	(137,579)	(28,586)
	176,537	141,928	339,331	246,798
From PennyMac Mortgage Investment Trust (1)	(473)	(509)	(826)	(994)
	$176,064	$141,419	$338,505	$245,804
(1)	Gains on sales of loans to PMT are described in Note 4–Related Party Transactions–Transactions with PMT–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$13,172	$21,127	$27,754	$37,372
Principal-only stripped mortgage-backed securities	9,074	—	9,344	—
Loans held for sale at fair value	86,283	78,780	151,704	139,773
Placement fees relating to custodial funds	92,230	73,024	168,363	124,243
From Townsgate Closing Services, LLC	—	21	20	42
Other	52	—	52	—
	200,811	172,952	357,237	301,430
Interest expense:
Assets sold under agreements to repurchase	106,587	87,480	177,022	146,703
Mortgage loan participation purchase and sale agreements	4,109	4,462	8,186	7,385
Notes payable secured by mortgage servicing assets	41,932	53,817	85,938	94,595
Unsecured senior notes	43,968	23,688	82,800	47,116
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	7,902	6,714	14,023	9,924
Interest on mortgage loan impound deposits	2,962	2,225	4,949	4,192
Other	411	256	722	498
	207,871	178,642	373,640	310,413
	$(7,060)	$(5,690)	$(16,403)	$(8,983)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	246	307
Stock options	—	—	188	221
Time-based RSUs	2	5	147	187
Grant date fair value:
Performance-based RSUs	$—	$—	$20,915	$18,611
Stock options	—	—	6,935	5,492
Time-based RSUs	145	300	12,478	11,341
Total	$145	$300	$40,328	$35,444
Vestings and exercises:
Performance-based RSUs vested	—	—	309	612
Stock options exercised	96	195	427	351
Time-based RSUs vested	2	1	211	246
Stock-based compensation expense	$(2,212)	$375	$2,371	$12,025

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Net income	$98,258	$58,250	$137,566	$88,628

Weighted average shares of common stock outstanding	50,955	49,874	50,751	50,013
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,249	2,390	2,389	2,790
Weighted average diluted shares of common stock outstanding	53,204	52,264	53,140	52,803
Basic earnings per share	$1.93	$1.17	$2.71	$1.77
Diluted earnings per share	$1.85	$1.11	$2.59	$1.68

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	827	608	754	520
Time-based RSUs	1	1	98	129
Stock options (2)	187	470	126	410
Total anti-dilutive units and options	1,015	1,079	978	1,059
Weighted average exercise price of anti-dilutive stock options (2)	$84.93	$58.92	$84.93	$58.62
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the quarter.

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2024		December 31, 2023
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$7,141,105	$1,289,728	$6,890,144	$1,211,365
Ginnie Mae (2)	$6,849,399	$1,400,700	$6,559,001	$1,314,677
HUD	$6,849,399	$2,500	$6,559,001	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,046,790	$586,575	$1,243,927	$543,913
Ginnie Mae	$1,173,525	$424,778	$1,684,457	$389,501
Adjusted net worth / Total assets ratio
Ginnie Mae	41%	6%	48%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	33%	6%	37%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

(2)	Ginnie Mae has issued a risk-based capital requirement that will become effective December 31, 2024. The Company believes it is in compliance with the Agency’s pending requirement as of June 30, 2024.

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

Note 25—Segments

The Company conducts its business in three segments: production, servicing (together, production and servicing comprise its mortgage banking activities) and investment management:

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for loans held for sale and loans serviced for others, including for PMT, as well as provides other ancillary services for customers.
●	The investment management segment represents the Company’s investment management activities relating to PMT, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

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

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2024
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$154,317	$21,747	$176,064	$—	$176,064
Loan origination fees	42,075	—	42,075	—	42,075
Fulfillment fees from PennyMac Mortgage Investment Trust	4,427	—	4,427	—	4,427
Net loan servicing fees	—	167,604	167,604	—	167,604
Net interest income (expense):
Interest income	84,613	116,119	200,732	79	200,811
Interest expense	83,376	124,495	207,871	—	207,871
	1,237	(8,376)	(7,139)	79	(7,060)
Management fees	—	—	—	7,133	7,133
Other	509	13,250	13,759	2,125	15,884
Total net revenues	202,565	194,225	396,790	9,337	406,127
Expenses	161,286	105,685	266,971	5,302	272,273
Income before provision for income taxes	$41,279	$88,540	$129,819	$4,035	$133,854
Segment assets at end of quarter	$6,477,599	$15,086,646	$21,564,245	$13,320	$21,577,565
(1)	All revenues are from external customers.

	Quarter ended June 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$126,249	$15,170	$141,419	$—	$141,419
Loan origination fees	38,968	—	38,968	—	38,968
Fulfillment fees from PennyMac Mortgage Investment Trust	5,441	—	5,441	—	5,441
Net loan servicing fees	—	146,078	146,078	—	146,078
Net interest expense:
Interest income	75,423	97,529	172,952	—	172,952
Interest expense	75,994	102,648	178,642	—	178,642
	(571)	(5,119)	(5,690)	—	(5,690)
Management fees	—	—	—	7,078	7,078
Other	528	304	832	2,421	3,253
Total net revenues	170,615	156,433	327,048	9,499	336,547
Expenses	146,200	109,889	256,089	7,541	263,630
Income before provision for income taxes	$24,415	$46,544	$70,959	$1,958	$72,917
Segment assets at end of quarter	$4,976,152	$12,985,134	$17,961,286	$23,182	$17,984,468
(1)	All revenues are from external customers.

	Six months ended June 30, 2024
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$295,748	$42,757	$338,505	$—	$338,505
Loan origination fees	78,446	—	78,446	—	78,446
Fulfillment fees from PennyMac Mortgage Investment Trust	8,443	—	8,443	—	8,443
Net loan servicing fees	—	268,558	268,558	—	268,558
Net interest income (expense):
Interest income	148,544	208,530	357,074	163	357,237
Interest expense	145,272	228,368	373,640	—	373,640
	3,272	(19,838)	(16,566)	163	(16,403)
Management fees	—	—	—	14,321	14,321
Other	1,327	14,346	15,673	4,244	19,917
Total net revenue	387,236	305,823	693,059	18,728	711,787
Expenses	310,065	212,347	522,412	11,638	534,050
Income before provision for income taxes	$77,171	$93,476	$170,647	$7,090	$177,737
Segment assets at end of period	$6,477,599	$15,086,646	$21,564,245	$13,320	$21,577,565
(1)	All revenues are from external customers.

	Six months ended June 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$200,975	$44,829	$245,804	$—	$245,804
Loan origination fees	70,358	—	70,358	—	70,358
Fulfillment fees from PennyMac Mortgage Investment Trust	17,364	—	17,364	—	17,364
Net loan servicing fees	—	294,915	294,915	—	294,915
Net interest expense:
Interest income	132,416	169,014	301,430	—	301,430
Interest expense	130,077	180,336	310,413	—	310,413
	2,339	(11,322)	(8,983)	—	(8,983)
Management fees	—	—	—	14,335	14,335
Other	1,102	81	1,183	4,433	5,616
Total net revenue	292,138	328,503	620,641	18,768	639,409
Expenses	287,363	224,512	511,875	16,470	528,345
Income before provision for income taxes	$4,775	$103,991	$108,766	$2,298	$111,064
Segment assets at end of period	$4,976,152	$12,985,134	$17,961,286	$23,182	$17,984,468
(1)	All revenues are from external customers.

Note 26—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On July 23, 2024, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on August 23, 2024 to common stockholders of record as of August 13, 2024.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). We are the managing member of PNMAC, and we operate and control all of the businesses and affairs of PNMAC, and consolidate the financial results of PNMAC and its subsidiaries. We conduct our business in three segments: production, servicing (together, production and servicing comprise our mortgage banking activities) and investment management:

●	The production segment performs loan origination, acquisition and sale activities.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PennyMac Mortgage Investment Trust, a mortgage real estate investment trust separately listed on the New York Stock Exchange under the ticker symbol “PMT”, as well as provides other ancillary services to our customers.
●	The investment management segment represents our investment management activities relating to PMT, which include the activities associated with investment asset acquisitions and dispositions such as sourcing, due diligence, negotiation and settlement.

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

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management contract with PMT.

Business Trends

Due to ongoing inflationary pressures, over the last several quarters, the U.S. Federal Reserve has maintained the federal funds rate at its highest level since the great financial crisis of 2007 and has continued to reduce the federal government’s overall holdings of Treasury and mortgage-backed securities. Elevated interest rates are expected to constrain growth in the size of the mortgage origination market from $1.5 trillion in 2023 to an estimated $1.7 trillion in 2024 according to mortgage lending industry economists but this estimate may decline if interest rates remain elevated for longer than expected.

The limited size of the mortgage origination market and interest rates at sustained higher levels continue to impact our mortgage production activities and gains from the redelivery of loans bought out from Ginnie Mae securities. Higher interest rates have also increased the costs of floating rate borrowings, increased interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale as compared to the same period in the prior year, and have led to prepayment speeds below historical averages in our mortgage servicing portfolio. We continued our acquisition of conventional loans from PMT during the six months ended June 30, 2024 and expect to purchase conventional loans from PMT during the remainder of 2024 at a reduced rate.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues	$222,566	$185,828	$425,394	$333,526
Net loan servicing fees	167,604	146,078	268,558	294,915
Net interest expense	(7,060)	(5,690)	(16,403)	(8,983)
Management fees from PennyMac Mortgage Investment Trust	7,133	7,078	14,321	14,335
Other	15,884	3,253	19,917	5,616
Total net revenues	406,127	336,547	711,787	639,409
Expenses:
Compensation	141,956	136,982	288,332	284,917
Technology	35,690	35,244	71,657	71,282
Loan origination	40,270	31,646	70,838	58,732
Servicing	22,920	14,652	39,024	27,284
Professional services	9,404	17,888	18,666	38,895
Other	22,033	27,218	45,533	47,235
Total expenses	272,273	263,630	534,050	528,345
Income before provision for income taxes	133,854	72,917	177,737	111,064
Provision for income taxes	35,596	14,667	40,171	22,436
Net income	$98,258	$58,250	$137,566	$88,628
Earnings per share
Basic	$1.93	$1.17	$2.71	$1.77
Diluted	$1.85	$1.11	$2.59	$1.68
Annualized return on average stockholders' equity	10.9%	6.8%	7.7%	5.1%
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
Income before provision for income taxes by segment:
Mortgage banking:
Production	$41,279	$24,415	$77,171	$4,775
Servicing	88,540	46,544	93,476	103,991
Total mortgage banking	129,819	70,959	170,647	108,766
Investment management	4,035	1,958	7,090	2,298
	$133,854	$72,917	$177,737	$111,064
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$249,718	$146,445	$477,446	$275,412
During the period:
Interest rate lock commitments issued	$27,998,822	$23,245,769	$50,584,454	$42,117,281
Unpaid principal balance of loans produced or fulfilled for PMT	$27,360,094	$25,047,423	$48,769,160	$47,573,553
At end of period:
Interest rate lock commitments outstanding			$7,596,114	$6,484,588
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$396,451,017	$337,732,070
Loans held for sale			6,108,082	4,250,706
			402,559,099	341,982,776
Subserviced for PMT			230,179,513	234,476,519
			$632,738,612	$576,459,295

Net assets of PennyMac Mortgage Investment Trust			$1,939,869	$1,931,496
Book value per share			$71.76	$69.77
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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$98,258	$58,250	$137,566	$88,628
Provision for income taxes	35,596	14,667	40,171	22,436
Income before provision for income taxes	133,854	72,917	177,737	111,064
Depreciation and amortization	14,240	13,234	28,404	25,939
Increase in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(99,425)	(118,905)	(269,404)	(28,641)
Hedging losses associated with MSRs	171,777	155,136	466,422	107,909
Stock‑based compensation	(2,212)	375	2,371	12,025
Effect of non-recurring gain from joint venture and arbitration accrual	(12,484)	—	(10,884)	—
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	43,968	23,688	82,800	47,116
Adjusted EBITDA	$249,718	$146,445	$477,446	$275,412

Income Before Provisions for Income Taxes

For the quarter ended June 30, 2024, income before provision for income taxes increased $60.9 million compared to the same period in 2023. The increase was primarily due to a $36.7 million increase in loan production revenue due to higher volume across all production channels, a $21.5 million increase in Net loan servicing fees resulting from growth in servicing fees in excess of increases in net MSR valuation losses and a $12.6 million increase in other income resulting from a non-cash gain related to a non-recurring transaction in Townsgate Closing Services, LLC, a joint venture, partially offset by an $8.6 million increase in total expenses.

For the six months ended June 30, 2024, income before provision for income taxes increased $66.7 million compared to the same period in 2023. The increase was primarily due to a $92.7 million increase in Net gains on loans held for sale at fair value due to higher volume across all production channels, an $8.1 million increase in Loan origination fees and a $14.3 million increase in other income primarily resulting from a non-cash gain related to a non-recurring transaction in Townsgate Closing Services, LLC, a joint venture, partially offset by a $26.4 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees, an $8.9 million decrease in Fulfillment fees from PennyMac Mortgage Investment Trust, a $7.4 million increase in Net interest expense and a $5.7 million increase in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of market adjustments to higher interest rates continuing during the quarter and six months ended June 30, 2024 compared to the same periods in 2023.

During the quarter ended June 30, 2024, we recognized Net gains on loans held for sale at fair value totaling $176.1 million, an increase of $34.6 million compared to the same period in 2023. The increase was primarily due to higher margins in the direct lending channels and an increase in loan production volume across all production channels during the quarter ended June 30, 2024 compared to the same period in 2023.

During the six months ended June 30, 2024, we recognized Net gains on loans held for sale at fair value totaling $338.5 million, an increase of $92.7 million compared to the same period in 2023. The increase was primarily due to higher margins and increases in loan production volumes across all production channels during the six months ended June 30, 2024 compared to the same period in 2023.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(413,822)	$(608,885)	$(723,012)	$(664,271)
Hedging activities	92,552	300,686	242,771	84,548
Total cash losses	(321,270)	(308,199)	(480,241)	(579,723)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	(1,055)	(28,209)	(20,841)	4,793
Loans	(2,695)	66,870	24,950	2,679
Hedging derivatives	(39,597)	(149,926)	(137,579)	(28,586)
	(43,347)	(111,265)	(133,470)	(21,114)
Mortgage servicing rights and mortgage servicing liabilities resulting from loan sales	541,207	562,523	953,727	849,056
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,129)	(3,139)	(8,081)	(4,874)
Reductions in liability due to changes in estimate	4,076	2,008	7,396	3,453
Total non-cash gains	497,807	450,127	819,572	826,521
Total gains on sale from non-affiliates	176,537	141,928	339,331	246,798
From PennyMac Mortgage Investment Trust	(473)	(509)	(826)	(994)
	$176,064	$141,419	$338,505	$245,804
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$14,064,074	$13,039,022	$24,858,332	$25,566,105
Conventional conforming loans	13,024,197	9,967,964	24,346,284	16,092,578
Jumbo loans	454,378	33,687	582,494	101,556
Closed-end second lien mortgage loans	456,173	205,096	797,344	357,042
	$27,998,822	$23,245,769	$50,584,454	$42,117,281
By production channel:
Consumer direct	$2,698,324	$2,165,538	$4,850,693	$4,364,181
Broker direct	4,286,680	2,821,802	7,639,087	5,373,319
Correspondent	21,013,818	18,258,429	38,094,674	32,379,781
	$27,998,822	$23,245,769	$50,584,454	$42,117,281
At end of period:
Loans held for sale at fair value			$6,238,959	$4,270,494
Commitments to fund and purchase loans			$7,596,114	$6,484,588

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

We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur mortgage servicing liabilities (“MSLs”) (which represent the fair value of the costs we expect to incur in excess of the fees we receive for delinquent loans we have bought out of Ginnie Mae guaranteed securities we service and have resold to third party investors) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 307% and 282% of our gains on sales of loans held for sale at fair value for the quarter and six months ended June 30, 2024, respectively, as compared to 397% and 345% for the same periods in 2023. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.1 million and $8.1 million for the quarter and six months ended June 30, 2024, respectively, compared to $3.1 million and $4.9 million for the same periods in 2023. The increases in the provision relating to current loan sales were primarily attributable to an increase in production volume for the quarter and six months ended June 30, 2024 compared to the same periods in 2023.

We also recorded reductions in the liability of $4.1 million and $7.4 million for the quarter and six months ended June 30, 2024, respectively, compared to $2.0 million and $3.5 million for the same periods in 2023. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$81,689	$44,017	$75,724	$35,961
New indemnifications	14,292	9,959	22,013	19,828
Less indemnified loans sold, repaid or refinanced	999	110	2,755	1,923
Loans indemnified at end of period	$94,982	$53,866	$94,982	$53,866
Repurchase activity:
Total loans repurchased	$23,468	$13,885	$44,863	$25,097
Less:
Loans repurchased by correspondent lenders	14,839	4,258	25,781	8,912
Loans repaid by borrowers or resold	4,908	29,066	11,735	57,416
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$3,721	$(19,439)	$7,347	$(41,231)
Losses charged to liability for representations and warranties	$1,341	$2,088	$2,785	$3,696

At end of period:
Unpaid principal balance of loans subject to representations and warranties			$381,524,553	$320,986,649
Liability for representations and warranties			$28,688	$30,146

During the quarter and six months ended June 30, 2024, we repurchased loans totaling $23.5 million and $44.9 million, respectively. We charged losses of $1.3 million and $2.8 million to the liability during the quarter and six months ended June 30, 2024, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees increased $3.1 million and $8.1 million during the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in production volume.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $1.0 million and $8.9 million during the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to PMT’s sale of a greater proportion of conventional correspondent loans to PFSI during the quarter and six months ended June 30, 2024 compared to the same periods in 2023.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Loan servicing fees	$440,696	$356,471	$864,880	$694,528
Effects of MSRs and MSLs net of hedging results	(273,092)	(210,393)	(596,322)	(399,613)
Net loan servicing fees	$167,604	$146,078	$268,558	$294,915

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
From non-affiliates	$375,040	$307,119	$733,066	$597,816
From PennyMac Mortgage Investment Trust	20,264	20,317	40,526	40,766
Other:
Late charges	20,193	15,311	40,782	30,236
Other	25,199	13,724	50,506	25,710
	45,392	29,035	91,288	55,946
	$440,696	$356,471	$864,880	$694,528
Average loan servicing portfolio:
MSRs and MSLs	$388,760,891	$328,978,037	$382,559,187	$323,921,739
Subserviced for PMT	$230,254,779	$235,605,712	$231,235,514	$235,112,218

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

Loan servicing fees from non-affiliates and other fees increased during the quarter and six months ended June 30, 2024 compared to the same periods in 2023. The increase was primarily due to growth of our loan servicing portfolio. Other servicing fees increased due to growth in our MSR portfolio combined with increased incentives received for loss mitigation activities and recovery of servicing premiums from correspondent sellers for loans that paid off within a short period after origination.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivatives transactions and holding principal-only stripped mortgage-backed securities.

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$99,425	$118,905	$269,404	$28,641
Hedging results	(171,777)	(155,136)	(466,422)	(107,909)
	(72,352)	(36,231)	(197,018)	(79,268)
Changes in fair value attributable to realization of cash flows	(200,740)	(174,162)	(399,304)	(320,345)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(273,092)	$(210,393)	$(596,322)	$(399,613)
Average balances:
Mortgage servicing rights	$7,785,298	$6,231,400	$7,566,468	$6,112,467
Mortgage servicing liabilities	$1,718	$1,965	$1,744	$2,010
At end of period:
Mortgage servicing rights			$7,923,078	$6,510,585
Mortgage servicing liabilities			$1,708	$1,940

Changes in fair value of MSRs attributable to changes in fair value inputs decreased during the quarter ended June 30, 2024 and increased during the six months ended June 30, 2024, compared to the same periods in 2023, respectively. The decrease was due to a less significant increase in interest rates during the quarter ended June 30, 2024 compared to the same period in 2023. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments as well as increased net exposure to interest rate volatility to limit elevated hedge costs during the quarter and six months ended June 30, 2024 and in the same periods in 2023.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and six months ended June 30, 2024, realization of cash flows increased compared to the same periods in 2023, primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2024	2023

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$379,882,952	$352,790,614
Purchased	16,568,065	17,478,397
	396,451,017	370,269,011
Loans held for sale	6,108,082	4,294,689
	402,559,099	374,563,700
Subserviced for PMT	230,170,703	232,643,144
Total prime servicing	632,729,802	607,206,844
Special servicing subserviced for PMT	8,810	9,925
Total loans serviced	$632,738,612	$607,216,769
Delinquencies:
Owned servicing:
30-89 days	$15,593,527	$14,414,423
90 days or more	7,174,502	7,635,817
	$22,768,029	$22,050,240
Subserviced for PMT:
30-89 days	$2,377,799	$2,208,302
90 days or more	920,450	1,128,212
	$3,298,249	$3,336,514

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of June 30, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$139,071,136	680	4.3%	46	317	$205	678	93%	67%	4.8%
VA	124,496,589	456	3.7%	36	323	$273	728	90%	70%	2.1%
USDA	20,866,672	141	3.9%	55	308	$148	699	98%	65%	4.8%
Government-sponsored entities:
Fannie Mae	48,051,698	156	4.8%	26	317	$309	761	73%	61%	0.4%
Freddie Mac	58,857,828	185	5.1%	20	325	$318	757	75%	65%	0.4%
Closed-end second lien mortgage loans	858,663	11	10.1%	8	248	$77	743	18%	17%	0.1%
Other (3)	4,248,431	12	6.7%	11	348	$352	770	74%	69%	0.2%
	$396,451,017	1,641	4.3%	37	320	$242	718	87%	67%	2.7%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$13,172	$21,127	$27,754	$37,372
Principal-only stripped mortgage-backed securities	9,074	—	9,344	—
Loans held for sale at fair value	86,283	78,780	151,704	139,773
Placement fees relating to custodial funds	92,230	73,024	168,363	124,243
From Townsgate Closing Services, LLC	—	21	20	42
Other	52	—	52	—
	200,811	172,952	357,237	301,430
Interest expense:
Short-term debt	110,696	91,942	185,208	154,088
Long-term debt	85,900	77,505	168,738	141,711
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	7,902	6,714	14,023	9,924
Interest on mortgage loan impound deposits	2,962	2,225	4,949	4,192
Other	411	256	722	498
	207,871	178,642	373,640	310,413
	$(7,060)	$(5,690)	$(16,403)	$(8,983)

Net interest expenses increased $1.4 million and $7.4 million during the quarter and six months ended June 30, 2024 compared to the same periods in 2023. The increases were primarily due to increase in interest expense on borrowings due to the higher interest rate environment and to growth in our balance sheet, partially offset by an increase in placement fees we receive relating to custodial funds that we manage due to increased earning rates.

Management Fees from PennyMac Mortgage Investment Trust

Management fees from PMT summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Base management	$7,133	$7,078	$14,321	$14,335
Performance incentive	—	—	—	—
	$7,133	$7,078	$14,321	$14,335
Average net assets of PMT during the period	$1,912,522	$1,892,505	$1,919,962	$1,927,305

Management fees increased $55,000 during the quarter ended June 30, 2024 compared to the same period in 2023 due to an increase in average PMT’s shareholders’ equity which is the basis for the base management fees. Management fees decreased $14,000 during the six months ended June 30, 2024, compared to the same period in 2023 due to a decrease in average PMT’s shareholders’ equity.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Salaries and wages	$92,364	$92,640	$185,148	$185,475
Severance	17	460	660	3,316
Incentive compensation	32,935	24,743	59,100	43,731
Taxes and benefits	18,852	18,764	41,053	40,370
Stock and unit-based compensation	(2,212)	375	2,371	12,025
	$141,956	$136,982	$288,332	$284,917
Head count:
Average	3,951	4,184	3,937	4,163
Period end			4,012	4,221

Compensation expenses increased $5.0 million and $3.4 million during the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to an increase in incentive compensation due to increases in production bonuses resulting from higher production volumes, partially offset by decreases in stock-based compensation due to lower expectations of achieving the performance goals on performance-based RSUs and reduced severance expenses.

Loan Origination

Loan origination expenses increased $8.6 million and $12.1 million for the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to higher origination volumes.

Servicing

Servicing expenses increased $8.3 million and $11.7 million during the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to an increase in provision for losses on servicing advances resulting from higher outstanding servicing advance balances during the quarter and six months ended June 30, 2024 compared to the same periods in 2023.

Professional Services

Professional expenses decreased $8.5 million and $20.2 million during the quarter and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to decreased legal expenses related to the Black Knight litigation discussed in Note 18 – Commitments and Contingencies to the consolidated financial statements included in this Quarterly Report.

Provision for Income Taxes

Our effective income tax rates were 26.6% and 22.6% during the quarter and six months ended June 30, 2024, respectively, compared to 20.1% and 20.2% during the same periods in 2023. The increases in the effective income tax rates for the quarter and six months ended June 30, 2024 compared to the same periods in 2023 was attributable to two primary factors. First, the tax rates for the quarter and six months ended June 30, 2023 include discrete adjustments for future state tax rate reductions with no such adjustments for the same periods in 2024. In addition, the impact of excess tax expense over equity vesting expenses in 2024 was less than the impact for equity vesting in 2023.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2024	2023

	(in thousands)
ASSETS
Cash and short-term investments	$784,108	$948,639
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	914,223	—
Loans held for sale at fair value	6,238,959	4,420,691
Derivative assets	145,887	179,079
Servicing advances, net	414,235	694,038
Investments in and advances to affiliates	30,444	30,383
Mortgage servicing rights at fair value	7,923,078	7,099,348
Loans eligible for repurchase	4,560,058	4,889,925
Other	566,573	582,460
Total assets	$21,577,565	$18,844,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$6,920,265	$4,210,010
Long-term debt	4,883,370	4,393,066
	11,803,635	8,603,076
Liability for loans eligible for repurchase	4,560,058	4,889,925
Income taxes payable	1,082,397	1,042,886
Other	470,357	770,073
Total liabilities	17,916,447	15,305,960
Stockholders' equity	3,661,118	3,538,603
Total liabilities and stockholders' equity	$21,577,565	$18,844,563
Leverage ratios:
Total debt / Stockholders' equity	3.2	2.4
Total debt / Tangible stockholders' equity (1)	3.3	2.5
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $2.7 billion from $18.8 billion at December 31, 2023 to $21.6 billion at June 30, 2024. The increase was primarily due to an increase of $1.8 billion in loans held for sale at fair value, an increase of $914.2 million in principal-only stripped MBS at fair value and an increase of $823.7 million in MSRs, partially offset by a decrease in cash and short-term investments of $164.5 million, a decrease in servicing advances of $279.8 million, and a decrease in loans eligible for repurchase of $329.9 million.

Total liabilities increased $2.6 billion from $15.3 billion at December 31, 2023 to $17.9 billion at June 30, 2024. The increase was primarily due to an increase of $3.2 billion in borrowings to fund our inventory of loans held for sale, MBS and MSRs, partially offset by a decrease of $329.9 million in liability for loans eligible for repurchase and $155.1 million in accounts payable and accrued expenses. As a result of our increased inventory financing requirements, our leverage ratios increased during the quarter ended June 30, 2024 from December 31, 2023.

Cash Flows

Our cash flows are summarized below:

	Six months ended June 30,
	2024	2023	Change

	(in thousands)
Operating	$(1,990,826)	$(1,036,566)	$(954,260)
Investing	(1,520,406)	(186,492)	(1,333,914)
Financing	3,168,197	1,426,918	1,741,279
Net (decrease) increase in cash	$(343,035)	$203,860	$(546,895)

The net decrease in cash of $343.0 million during the six months ended June 30, 2024 is discussed below.

Operating activities

Net cash used in operating activities totaled $2.0 billion during the six months ended June 30, 2024 compared with net cash used in operating activities of $1.0 billion during the same period in 2023. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Six months ended June 30,
	2024	2023

	(in thousands)
Cash flows from:
Loans held for sale	$(2,414,187)	$(1,368,285)
Other operating sources	423,361	331,719
	$(1,990,826)	$(1,036,566)

Investing activities

Net cash used in investing activities during the six months ended June 30, 2024 totaled $1.5 billion, primarily due to $935.4 million in purchase of principal-only stripped MBS, $391.5 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $178.5 million increase in short-term investment. Net cash used in investing activities during the six months ended June 30, 2023 totaled $186.5 million, primarily due to a $150.7 million increase in margin deposits, $20.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, and $19.2 million used in acquisition of capitalized software.

Financing activities

Net cash provided by financing activities totaled $3.2 billion during the six months ended June 30, 2024, primarily due to an increase of $3.2 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs. Net cash provided by financing activities totaled $1.4 billion during the six months ended June 30, 2023, primarily due to an increase of $1.5 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

On February 29, 2024, the Company through its indirect subsidiary, PNMAC GMSR ISSUER TRUST (the “Issuer Trust”), issued an aggregate principal amount of $425 million in secured term notes (the “2024-GT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act. The 2024-GT1 Notes will mature on March 26, 2029 or, if extended, either March 25, 2030 or March, 25, 2031. The 2024-GT1 Notes rank pari passu with other secured term notes issued by the Issuer Trust and are secured by certain participation certificates relating to Ginnie Mae mortgage servicing rights and excess servicing spread relating to such mortgage servicing rights that are financed by PLS.

On May 23, 2024, the Company, together with its subsidiaries, issued $650 million in 7.125% unsecured senior notes due in 2030 in a private placement to “qualified institutional buyers” under Rule 144A of the Securities Act.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)
Average balance	$5,761,107	$4,688,102	$4,651,823	$4,101,440
Maximum daily balance	$7,122,796	$6,358,007	$7,122,796	$6,358,007
Balance at period end			$6,414,295	$3,786,306

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter and six months ended June 30, 2024 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

Ginnie Mae has issued risk-based capital requirements that will become effective December 31, 2024. We believe that we are in compliance with the Agency’s pending requirements as of June 30, 2024.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2024, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through short-term borrowings with major financial institutions in the form of sales of assets under agreements to repurchase and mortgage loan participation purchase and sale agreements. We access the capital market for long-term debt through the issuance of secured term notes, term loans and Unsecured Notes. The issuer under our secured term note facilities is PLS or a wholly-owned issuer trust guaranteed by PNMAC. In addition, PFSI has issued Unsecured Notes guaranteed by certain of its restricted wholly-owned domestic subsidiaries.

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of June 30, 2024, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Bank of America, N.A.	$1,319,784	$1,425,000	$700,000	June 10, 2026
Atlas Securitized Products, L.P.	$742,936	$744,152	$300,000	June 26, 2026
BNP Paribas	$593,008	$600,000	$250,000	September 30, 2025
Royal Bank of Canada	$592,365	$1,000,000	$325,000	May 9, 2025
Morgan Stanley Bank, N.A.	$534,357	$600,000	$250,000	May 22, 2026
Wells Fargo Bank, N.A.	$403,483	$600,000	$300,000	May 3, 2025
JP Morgan Chase Bank, N.A.	$313,354	$1,000,000	$50,000	June 16, 2025
Barclays Bank PLC	$311,140	$475,000	$325,000	March 6, 2026
Citibank, N.A.	$237,300	$1,000,000	$550,000	June 11, 2026
Goldman Sachs Bank USA	$173,478	$200,000	$100,000	December 8, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$29,987	$500,000	$—	June 9, 2025
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$100,000	$2,255,848	$200,000	June 29, 2026
Nomura Corporate Funding Americas	$100,000	$350,000	$350,000	August 4, 2025
Goldman Sachs Bank USA	$100,000	$325,000	$200,000	February 7, 2025
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$293,888
Santander US Capital Markets LLC	$269,361
Wells Fargo Bank, N.A.	$263,570
Bank of America, N.A.	$36,284
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$512,528	$550,000	$—	June 11, 2025
Notes payable
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
Barclays FHLMC MSR Facility	$—	$25,000	$25,000	November 13, 2024
Unsecured senior notes
Unsecured Notes - 5.375%	$650,000			October 15, 2025
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
(1)	Outstanding indebtedness as of June 30, 2024.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2024:

Loans held for sale and MSRs

		Weighted average
		maturity of
		advances under
Counterparty	Amount at risk	repurchase agreement	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA & Nomura Corporate Funding Americas (1)	$5,252,807	May 25, 2025	May 25, 2025
Bank of America, N.A.	$108,009	July 29, 2024	June 10, 2026
Atlas Securitized Products, L.P.	$62,961	December 31, 2024	June 26, 2026
JP Morgan Chase Bank, N.A.	$27,772	October 11, 2024	June 16, 2025
Barclays Bank PLC	$44,030	October 19, 2024	March 6, 2026
Morgan Stanley Bank, N.A.	$40,467	September 12, 2024	May 22, 2026
Wells Fargo Bank, N.A.	$17,568	September 14, 2024	May 3, 2025
BNP Paribas	$28,617	September 18, 2024	September 30, 2025
Royal Bank of Canada	$28,422	July 24, 2024	May 9, 2025
Citibank, N.A.	$13,261	September 11, 2024	June 27, 2025
Goldman Sachs Bank USA	$8,921	September 19, 2024	December 8, 2025
(1)	The borrowing facilities are in the form of a sale of variable funding notes under an agreement to repurchase.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$451	July 30, 2024
JP Morgan Chase Bank, N.A.	$20,982	July 26, 2024
Wells Fargo Bank, N.A.	$18,073	July 25, 2024
Santander US Capital Markets LLC	$10,766	July 31, 2024

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended June 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2024, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$521,136	$250,649	$122,990	$(118,584)	$(233,004)	$(450,229)
Pricing spread	$436,744	$212,512	$104,845	$(102,124)	$(201,624)	$(393,121)
Annual per-loan cost of servicing	$184,432	$92,216	$46,108	$(46,108)	$(92,216)	$(184,432)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2024.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2024 – April 30, 2024	—	$—	—	$212,338,815
May 1, 2024 – May 31, 2024	—	$—	—	$212,338,815
June 1, 2024 – June 30, 2024	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As of June 30, 2024, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S- K):

On May 15, 2024, James Follette, Senior Managing Director, Chief Digital Officer, terminated a plan dated as of May 26, 2022, and adopted a new 10b5-1 trading plan. Mr. Follette’s new trading plan provides that the sale of up to 13,122 shares of the Company’s common stock. The trading plan will expire on December 31, 2025. Mr. Follette’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

On June 27, 2024, Dan Perotti, Chief Financial Officer of the Company, entered into a 10b5-1 trading plan. Mr. Perotti’s trading plan provides for the sale of up to 42,000 shares of the Company’s common stock. The trading plan will expire on August 14, 2025. Mr. Perotti’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended June 30, 2024, none of our directors or executive officers, other than Mr. Follette and Mr. Perotti, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1

Indenture, dated as of May 23, 2024, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 7.125% Senior Notes due 2030.

		8-K	May 23, 2024
4.2	Form of Global Note for 7.125% Senior Notes due 2030 (included in Exhibit 4.1).	8-K	May 23, 2024
10.1†	PennyMac Financial Services, Inc. Executive Deferred Compensation Plan.	S-8	June 5, 2024

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.2

Joint Amendment No. 5 to the Series 2021-MSRVF1 Repurchase Agreement and Amendment No. 4 to the Series 2021-MSRVF1 Pricing Side Letter, dated as of June 28, 2024, among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*
10.3˄

Joint Assignment, Assumption and Amendment No. 6 to the Series 2021-MSRVF1 Repurchase Agreement, Amendment No. 5 to the Series 2021-MSRVF1 Pricing Side Letter and Amendment No. 5 to the Series 2021-MSRVF1 Side Letter Agreement, dated as of June 28, 2024, among Nexera Holding LLC, PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., Atlas Securitized Products Funding 2, L.P., and Private National Mortgage Acceptance Company, LLC.

*
10.4	Amendment No. 9 to Series 2016-MSRVF1 Indenture Supplement, dated as of June 28, 2024, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Atlas Securitized Products, L.P.	*
10.5

Amendment No. 3 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 28, 2024, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., Goldman Sachs Bank USA, and Nomura Corporate Funding Americas, LLC.

*

10.6˄

Omnibus Amendment No. 5 to Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 6 to Series 2020-SPIADVF1 Repurchase Agreement, dated as of June 28, 2024, among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*

10.7

Omnibus Amendment No. 4 to the Side Letter Agreements, dated as of June 28, 2024, among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

*

10.8˄

Joint Omnibus Assignment, Assumption and Amendment No. 6 to the Series 2016-MSRVF1 Repurchase Agreement, Amendment No. 7 to the Series 2020-SPIADVF1 Repurchase Agreement, Amendment No. 1 to the Pricing Side Letters, Amendment No. 5 to the Side Letter Agreements and Amendment No. 2 to the VFN Repo Guaranty, dated as of June 28, 2024, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Atlas Securitized Products Funding 2, L.P., and Private National Mortgage Acceptance Company, LLC.

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2024 and June 30, 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended June 30, 2024 and June 30, 2023, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: July 31, 2024	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2024	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)