Form 10-Q
period 2024-09-30
PennyMac Financial Services, Inc.
filed 2024-10-29
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2024
Common Stock, $0.0001 par value	51,257,808

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2024

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;
●	changes in real estate values, housing prices and housing sales;
●	changes in macroeconomic, consumer and real estate market conditions;
●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
●	lawsuits or governmental actions that may result from any noncompliance with the laws and regulations applicable to our business;
●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of these regulations;
●	the licensing and operational requirements of states and other jurisdictions applicable to our business, to which our bank competitors are not subject;

●	changes to government modification programs;
●	foreclosure delays and changes in foreclosure practices;
●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
●	purchase opportunities for mortgage servicing rights;
●	our substantial amount of indebtedness;
●	increases in loan delinquencies, defaults and forbearances;
●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;
●	our ability to manage third party vendors and mortgage investor requirements;
●	our exposure to counterparties that do not fulfill contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;
●	our reliance on PennyMac Mortgage Investment Trust (NYSE: PMT) as a significant contributor to our mortgage banking business;
●	maintaining sufficient capital and liquidity and compliance with financial covenants;
●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of fail to meet certain criteria;
●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;
●	investment management and incentive fees;
●	conflicts of interest in allocating our services and investment opportunities among us and our advised entity;
●	our ability to mitigate cybersecurity risks, cyber incidents and technology disruptions;
●	the effect of public opinion on our reputation;
●	our exposure to risks of loss and disruptions in operations resulting from severe weather events, man-made or other natural conditions, including climate change and pandemics;
●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation or expansion of new business activities or strategies;
●	our ability to detect misconduct and fraud;
●	our ability to pay dividends to our stockholders; and
●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2024	2023

	(in thousands, except share amounts)
ASSETS
Cash	$145,814	$938,371
Short-term investment at fair value	667,934	10,268
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	960,267	—
Loans held for sale at fair value (includes $6,503,418 and $4,329,501 pledged to creditors)	6,565,704	4,420,691
Derivative assets	190,612	179,079
Servicing advances, net (includes valuation allowance of $73,908 and $73,991; $232,766 and $354,831 pledged to creditors)	400,764	694,038
Mortgage servicing rights at fair value (includes $7,656,519 and $7,033,892 pledged to creditors)	7,752,292	7,099,348
Investment in PennyMac Mortgage Investment Trust at fair value	1,070	1,121
Receivable from PennyMac Mortgage Investment Trust	32,603	29,262
Loans eligible for repurchase	5,512,289	4,889,925
Other (includes $16,082 and $15,653 pledged to creditors)	642,189	582,460
Total assets	$22,871,538	$18,844,563
LIABILITIES
Assets sold under agreements to repurchase	$6,600,997	$3,763,956
Mortgage loan participation purchase and sale agreements	517,527	446,054
Notes payable secured by mortgage servicing assets	1,723,632	1,873,415
Unsecured senior notes	3,162,239	2,519,651
Derivative liabilities	41,471	53,275
Mortgage servicing liabilities at fair value	1,718	1,805
Accounts payable and accrued expenses	331,512	449,896
Payable to PennyMac Mortgage Investment Trust	81,040	208,210
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	26,099	26,099
Income taxes payable	1,105,550	1,042,886
Liability for loans eligible for repurchase	5,512,289	4,889,925
Liability for losses under representations and warranties	28,286	30,788
Total liabilities	19,132,360	15,305,960

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,257,630 and 50,178,963 shares, respectively	5	5
Additional paid-in capital	54,415	24,287
Retained earnings	3,684,758	3,514,311
Total stockholders' equity	3,739,178	3,538,603
Total liabilities and stockholders' equity	$22,871,538	$18,844,563

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$254,313	$151,874	$593,644	$398,672
From PennyMac Mortgage Investment Trust	2,506	(500)	1,680	(1,494)
	256,819	151,374	595,324	397,178
Loan origination fees:
From non-affiliates	48,323	37,122	125,979	105,369
From PennyMac Mortgage Investment Trust	1,107	579	1,897	2,690
	49,430	37,701	127,876	108,059
Fulfillment fees from PennyMac Mortgage Investment Trust	11,492	5,531	19,935	22,895
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	393,457	328,049	1,126,523	925,865
From PennyMac Mortgage Investment Trust	22,240	20,257	62,766	61,023
Other	46,340	39,628	137,628	95,574
	462,037	387,934	1,326,917	1,082,462
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(628,258)	221,096	(758,158)	(70,608)
Mortgage servicing rights hedging results	242,051	(423,656)	(224,371)	(531,565)
	(386,207)	(202,560)	(982,529)	(602,173)
Net loan servicing fees	75,830	185,374	344,388	480,289
Management fees from PennyMac Mortgage Investment Trust	7,153	7,175	21,474	21,510
Net interest income (expense):
Interest income	225,470	166,552	582,707	467,982
Interest expense	217,597	156,863	591,237	467,276
Net interest income (expense):	7,873	9,689	(8,530)	706
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	68	(51)	38	91
Results of real estate acquired in settlement of loans	(269)	637	330	978
Other	3,438	2,878	22,786	8,011
Total net revenues	411,834	400,308	1,123,621	1,039,717
Expenses
Compensation	171,316	156,909	459,648	441,826
Loan origination	45,208	28,889	116,046	87,621
Technology	37,059	39,000	108,716	110,282
Servicing	28,885	13,242	67,909	40,526
Professional services	9,339	11,942	28,005	50,837
Occupancy and equipment	8,156	8,900	24,725	27,786
Marketing and advertising	5,088	4,632	14,204	13,451
Other	12,858	9,997	32,706	29,527
Total expenses	317,909	273,511	851,959	801,856
Income before provision for income taxes	93,925	126,797	271,662	237,861
Provision for income taxes	24,557	33,927	64,728	56,363
Net income	$69,368	$92,870	$206,934	$181,498
Earnings per share
Basic	$1.36	$1.86	$4.07	$3.63
Diluted	$1.30	$1.77	$3.88	$3.44
Weighted average shares outstanding
Basic	51,180	49,902	50,895	49,975
Diluted	53,495	52,561	53,274	52,735

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2024	51,017	$5	$30,053	$3,631,060	$3,661,118
Net income	—	—	—	69,368	69,368
Stock-based compensation	240	—	24,305	—	24,305
Issuance of common stock in settlement of directors' fees	1	—	57	—	57
Common stock dividend ($0.30 per share)	—	—	—	(15,670)	(15,670)
Balance, September 30, 2024	51,258	$5	$54,415	$3,684,758	$3,739,178

	Quarter ended September 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2023	49,858	$5	$—	$3,478,755	$3,478,760
Net income	—	—	—	92,870	92,870
Stock-based compensation	68	—	11,475	—	11,475
Common stock dividend ($0.20 per share)	—	—	—	(10,232)	(10,232)
Balance, September 30, 2023	49,926	$5	$11,475	$3,561,393	$3,572,873

	Nine months ended September 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	206,934	206,934
Stock-based compensation	1,077	—	29,929	—	29,929
Issuance of common stock in settlement of directors' fees	2	—	199	—	199
Common stock dividends ($0.70 per share)	—	—	—	(36,487)	(36,487)
Balance, September 30, 2024	51,258	$5	$54,415	$3,684,758	$3,739,178

	Nine months ended September 30, 2023
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	181,498	181,498
Stock-based compensation	1,137	—	23,005	—	23,005
Issuance of common stock in settlement of directors' fees	2	—	102	—	102
Common stock dividends ($0.60 per share)	—	—	—	(31,206)	(31,206)
Repurchase of common stock	(1,201)	—	(11,632)	(59,943)	(71,575)
Balance, September 30, 2023	49,926	$5	$11,475	$3,561,393	$3,572,873

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2024	2023

	(in thousands)
Cash flow from operating activities
Net income	$206,934	$181,498
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(595,324)	(397,178)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	758,158	70,608
Mortgage servicing rights hedging results	224,371	531,565
Accrual of unearned discounts on mortgage-backed securities	(29,219)	—
Capitalization of interest on loans held for sale	(362)	(678)
Amortization of debt issuance costs	21,860	14,925
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	51	(1)
Results of real estate acquired in settlement in loans	(330)	(978)
Stock-based compensation expense	21,314	20,839
Provision (reversal of provision) for servicing advance losses	13,974	(7,603)
Depreciation and amortization	42,165	39,122
Amortization of operating lease right-of-use assets	10,256	13,311
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(57,502,461)	(50,812,386)
Origination of loans held for sale	(12,069,838)	(8,277,117)
Purchase of loans held for sale from non-affiliates	(1,933,158)	(1,507,346)
Purchase of loans from Ginnie Mae securities and early buyout investors	(2,379,099)	(2,045,156)
Sale to non-affiliates and principal payment of loans held for sale	70,706,054	60,061,205
Sale of loans held for sale to PennyMac Mortgage Investment Trust	191,250	—
Repurchase of loans subject to representations and warranties	(70,700)	(38,943)
Decrease in servicing advances	194,088	248,115
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(5,451)	8,229
Sale of real estate acquired in settlement of loans	37,840	25,039
Increase in other assets	(42,377)	(47,226)
Decrease in accounts payable and accrued expenses	(106,125)	(24,641)
Decrease in operating lease liabilities	(13,359)	(16,992)
Decrease in payable to PennyMac Mortgage Investment Trust	(127,710)	(107,968)
Increase in income taxes payable	62,664	57,249
Net cash used in operating activities	(2,384,534)	(2,012,508)

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2024	2023

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(657,666)	6,641
Purchase of principal-only stripped mortgage-backed securities	(935,356)	—
Repayment of principal-only stripped mortgage-backed securities	36,506	—
Sale of interest-only stripped mortgage-backed securities	121,520	98,066
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(210,157)	(450,193)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	305
Acquisition of capitalized software	(13,001)	(27,650)
Purchase of furniture, fixtures, equipment and leasehold improvements	(1,467)	(891)
Increase in margin deposits	(99,989)	(4,254)
Net cash used in investing activities	(1,759,610)	(377,976)
Cash flow from financing activities
Sale of assets under agreements to repurchase	77,065,706	61,277,758
Repurchase of assets sold under agreements to repurchase	(74,225,451)	(59,864,151)
Issuance of mortgage loan participation purchase and sale certificates	17,117,748	16,137,040
Repayment of mortgage loan participation purchase and sale certificates	(17,046,112)	(15,926,067)
Issuance of notes payable secured by mortgage servicing assets	725,000	880,000
Repayment of notes payable secured by mortgage servicing assets	(875,000)	(150,000)
Issuance of unsecured senior notes	650,000	—
Payment of debt issuance costs	(32,432)	(14,716)
Issuance of common stock by exercise of stock options	18,016	11,308
Payment of withholding taxes relating to stock-based compensation	(9,401)	(9,142)
Payment of dividends to holders of common stock	(36,487)	(31,206)
Repurchase of common stock	—	(71,575)
Net cash provided by financing activities	3,351,587	2,239,249
Net decrease in cash and restricted cash	(792,557)	(151,235)
Cash and restricted cash at beginning of period	938,371	1,328,539
Cash at end of period	$145,814	$1,177,304
Supplemental cash flow information:
Cash paid for interest	$571,461	$463,567
Cash paid (refunds received) for income taxes, net	$2,064	$(886)
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$1,532,709	$1,299,992
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	$121,520	$98,066
Operating right-of-use assets recognized	$1,388	$2,893
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$199	$102

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 11% and 9% of total net revenues for the quarters ended September 30, 2024 and 2023, respectively, and 10% and 11% for the nine months ended September 30, 2024 and 2023, respectively. The Company also purchased 78% and 84% of its loan production from PMT during the quarters ended September 30, 2024 and 2023, respectively, and 80% and 84% during the nine months ended September 30, 2024 and 2023, respectively.

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

Note 4—Variable Interest Entities

The Company entered into securitization transactions in which variable interest entities (“VIEs”) may issue variable funding notes (“VFNs”) and term debt backed by beneficial interests in Ginnie Mae and Fannie Mae MSRs. The Company is the holder of the VFNs and acts as guarantor of the VFNs and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of VFNs and guarantor of both the VFNs and term debt, it holds the variable interest in the VIEs. Therefore, the Company consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the financing of VFNs that the Company sells under agreements to repurchase is included in Assets sold under agreements to repurchase, and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. This financing is detailed in Note 14 – Short-Term Debt and Note 15 – Long Term Debt.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net gains (losses) on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$2,947	$—	$2,947	$—
Mortgage servicing rights recapture incurred	(441)	(500)	(1,267)	(1,494)
	$2,506	$(500)	$1,680	$(1,494)
Sale of loans held for sale to PMT	$191,250	$—	$191,250	$—
UPB of loans recaptured	$71,370	$77,403	$207,651	$270,720

Tax service fees earned from PMT included in Loan origination fees	$1,107	$579	$1,897	$2,690

Fulfillment fee revenue	$11,492	$5,531	$19,935	$22,895
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$5,948,057	$2,760,000	$9,949,135	$12,418,084

Sourcing fees included in cost of loans purchased from PMT	$1,994	$1,854	$5,649	$5,014
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$11,843,268	$8,606,835	$30,200,608	$29,127,889
Conventional conforming	8,092,380	9,932,593	26,289,016	21,013,357
	$19,935,648	$18,539,428	$56,489,624	$50,141,246

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

Prime Servicing

●	The base servicing fees for prime loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
Servicing portfolio	2024	2023	2024	2023

	(in thousands)
Prime servicing	$22,180	$20,224	$62,581	$60,839
Special servicing	60	33	185	184
	$22,240	$20,257	$62,766	$61,023

The Servicing Agreement expires on June 30, 2025, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with its terms.

Investment Management Activities

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with PMT’s investment policies for which the Company collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Base management	$7,153	$7,175	$21,474	$21,510
Performance incentive	—	—	—	—
	$7,153	$7,175	$21,474	$21,510

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$6,318	$5,893	$15,511	$15,532
Common overhead incurred by the Company	1,867	1,489	5,811	5,450
Compensation	165	165	495	495
	$8,350	$7,547	$21,817	$21,477
Payments and settlements during the period (1)	$31,752	$9,190	$91,100	$72,446
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$68	$(51)	$38	$91

	September 30,	December 31,
	2024	2023

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,070	$1,121
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2024	2023

	(in thousands)
Receivable from PMT:
Servicing fees	$8,670	$6,809
Correspondent production fees	7,986	8,288
Management fees	7,153	7,252
Allocated expenses and expenses incurred on PMT's behalf	4,788	5,612
Fulfillment fees	4,006	1,301
	$32,603	$29,262
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$72,502	$208,154
Other	8,538	56
	$81,040	$208,210

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with certain former owners of PNMAC that provides for the payment from time to time by the Company to PNMAC’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PNMAC’s assets resulting from exchanges of ownership interests in PNMAC and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Company has recorded a $26.1 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2024 and December 31, 2023. The Company did not make payments under the tax receivable agreement during the quarter and nine months ended September 30, 2024 and 2023.

Townsgate Closing Services, LLC

Townsgate Closing Services, LLC is a joint venture in which the Company holds a 60% ownership interest through a wholly owned subsidiary. The Company advanced $801,000 to Townsgate Closing Services, LLC, under a revolving loan agreement. The revolving loan agreement has a maximum commitment amount of $1.5 million, matures on December 27, 2027, and earned interest indexed to the 10+ year USD High Yield Corporate Bond Index as determined by Tradeweb/Bloomberg. The outstanding balance was included in Other assets on the Company’s consolidated balance sheets and was repaid on April 2, 2024. The Company recorded $0 and $21,000 of interest income related to the loan during the quarters ended September 30, 2024 and 2023, respectively, and $20,000 and $63,000 during the nine months ended September 30, 2024 and 2023, respectively.

.

Note 6—Loan Sales and Servicing Activities

The Company originates, purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Cash flows:
Sales proceeds	$26,168,605	$21,651,096	$70,706,054	$60,061,205
Servicing fees received	$363,121	$303,224	$1,048,099	$853,962

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$68,671	$70,070	$73,991	$78,992
Provision (reversals of provision) for losses	9,583	(2,554)	13,974	(7,603)
Charge-offs, net	(4,346)	(1,872)	(14,057)	(5,745)
Balance at end of period	$73,908	$65,644	$73,908	$65,644

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement with the loans as servicer:

	September 30,	December 31,
	2024	2023

	(in thousands)
Unpaid principal balance of loans outstanding	$393,947,146	$352,790,614
Delinquent loans:
30-89 days	$16,324,494	$13,775,493
90 days or more:
Not in foreclosure	$7,380,142	$6,754,282
In foreclosure	$666,480	$618,694
Foreclosed	$4,471	$7,565
Loans in bankruptcy	$1,685,409	$1,415,614

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	September 30, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$393,947,146	$—	$393,947,146
Purchased	16,104,333	—	16,104,333
Subserviced	—	257,696	257,696
	410,051,479	257,696	410,309,175
PennyMac Mortgage Investment Trust	—	231,378,323	231,378,323
Loans held for sale	6,366,787	—	6,366,787
	$416,418,266	$231,636,019	$648,054,285
Delinquent loans:
30 days	$12,611,232	$1,997,395	$14,608,627
60 days	4,334,544	553,081	4,887,625
90 days or more:
Not in foreclosure	7,559,602	1,061,557	8,621,159
In foreclosure	697,586	106,040	803,626
Foreclosed	5,075	3,466	8,541
	$25,208,039	$3,721,539	$28,929,578
Loans in bankruptcy	$1,780,953	$260,599	$2,041,552
Custodial funds managed by the Company (1)	$7,708,840	$3,059,731	$10,768,571
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$352,790,614	$—	$352,790,614
Purchased	17,478,397	—	17,478,397
	370,269,011	—	370,269,011
PennyMac Mortgage Investment Trust	—	232,653,069	232,653,069
Loans held for sale	4,294,689	—	4,294,689
	$374,563,700	$232,653,069	$607,216,769
Delinquent loans:
30 days	$11,097,929	$1,808,516	$12,906,445
60 days	3,316,494	399,786	3,716,280
90 days or more:
Not in foreclosure	6,941,325	1,031,299	7,972,624
In foreclosure	686,359	92,618	778,977
Foreclosed	8,133	4,295	12,428
	$22,050,240	$3,336,514	$25,386,754
Loans in bankruptcy	$1,523,218	$186,593	$1,709,811
Custodial funds managed by the Company (1)	$3,741,978	$1,759,974	$5,501,952
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2024	2023

	(in thousands)
California	$74,743,579	$72,788,272
Texas	62,664,066	56,437,082
Florida	62,385,137	57,824,310
Virginia	36,081,471	35,376,266
Georgia (1)	27,991,453	—
Maryland (1)	—	26,746,355
All other states	384,188,579	358,044,484
	$648,054,285	$607,216,769
(1)	Maryland and Georgia, were not one of the top five states as of September 30, 2024 and December 31, 2023, respectively, and are included in “All other states”.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$667,934	$—	$—	$667,934
Principal-only stripped mortgage-backed securities	—	960,267	—	960,267
Loans held for sale	—	6,131,830	433,874	6,565,704
Derivative assets:
Interest rate lock commitments	—	—	120,837	120,837
Forward purchase contracts	—	10,878	—	10,878
Forward sales contracts	—	57,180	—	57,180
MBS put options	—	1,892	—	1,892
Put options on interest rate futures purchase contracts	20,797	—	—	20,797
Call options on interest rate futures purchase contracts	35,109	—	—	35,109
Total derivative assets before netting	55,906	69,950	120,837	246,693
Netting	—	—	—	(56,081)
Total derivative assets	55,906	69,950	120,837	190,612
Mortgage servicing rights	—	—	7,752,292	7,752,292
Investment in PennyMac Mortgage Investment Trust	1,070	—	—	1,070
	$724,910	$7,162,047	$8,307,003	$16,137,879
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$2,222	$2,222
Forward purchase contracts	—	50,487	—	50,487
Forward sales contracts	—	36,855	—	36,855
Call options on interest rate futures sale contracts	13,672	—	—	13,672
Total derivative liabilities before netting	13,672	87,342	2,222	103,236
Netting	—	—	—	(61,765)
Total derivative liabilities	13,672	87,342	2,222	41,471
Mortgage servicing liabilities	—	—	1,718	1,718
	$13,672	$87,342	$3,940	$43,189

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$10,268	$—	$—	$10,268
Loans held for sale	—	3,942,127	478,564	4,420,691
Derivative assets:
Interest rate lock commitments	—	—	90,313	90,313
Forward purchase contracts	—	78,448	—	78,448
Forward sales contracts	—	6,151	—	6,151
MBS put options	—	413	—	413
MBS call options	—	6,265	—	6,265
Put options on interest rate futures purchase contracts	11,043	—	—	11,043
Call options on interest rate futures purchase contracts	66,176	—	—	66,176
Total derivative assets before netting	77,219	91,277	90,313	258,809
Netting	—	—	—	(79,730)
Total derivative assets	77,219	91,277	90,313	179,079
Mortgage servicing rights	—	—	7,099,348	7,099,348
Investment in PennyMac Mortgage Investment Trust	1,121	—	—	1,121
	$88,608	$4,033,404	$7,668,225	$11,710,507
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$720	$720
Forward purchase contracts	—	5,141	—	5,141
Forward sales contracts	—	92,796	—	92,796
Call options on interest rate futures sales contracts	3,209	—	—	3,209
Total derivative liabilities before netting	3,209	97,937	720	101,866
Netting	—	—	—	(48,591)
Total derivative liabilities	3,209	97,937	720	53,275
Mortgage servicing liabilities	—	—	1,805	1,805
	$3,209	$97,937	$2,525	$55,080

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended September 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, June 30, 2024	$400,076	$68,752	$7,923,078	$8,391,906
Purchases and issuances, net	1,013,520	246,391	—	1,259,911
Capitalization of interest and servicing advances	15,282	—	—	15,282
Sales and repayments	(384,101)	—	—	(384,101)
Mortgage servicing rights resulting from loan sales	—	—	578,982	578,982
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	36,968	—	—	36,968
Other factors	367	150,334	(628,248)	(477,547)
	37,335	150,334	(628,248)	(440,579)
Transfers:
From Level 3 to Level 2	(648,238)	—	—	(648,238)
To loans held for sale	—	(346,862)	—	(346,862)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(121,520)	(121,520)
Balance, September 30, 2024	$433,874	$118,615	$7,752,292	$8,304,781
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2024	$29,833	$118,615	$(615,931)	$(467,483)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2024	$1,708
Changes in fair value included in income	10
Balance, September 30, 2024	$1,718
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2024	$10

	Quarter ended September 30, 2023
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, June 30, 2023	$392,758	$30,636	$6,510,585	$6,933,979
Purchases and issuances, net	681,022	46,991	—	728,013
Capitalization of interest and servicing advances	10,770	—	—	10,770
Sales and repayments	(202,892)	—	(73)	(202,965)
Mortgage servicing rights resulting from loan sales	—	—	450,936	450,936
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	15,520	—	—	15,520
Other factors	(1,831)	(32,161)	220,974	186,982
	13,689	(32,161)	220,974	202,502
Transfers:
From Level 3 to Level 2	(496,019)	—	—	(496,019)
To real estate acquired in settlement of loans	(144)	—	—	(144)
To loans held for sale	—	(24,692)	—	(24,692)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(98,066)	(98,066)
Balance, September 30, 2023	$399,184	$20,774	$7,084,356	$7,504,314
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2023	$6,519	$20,774	$220,974	$248,267
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended September 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2023	$1,940
Changes in fair value included in income	(122)
Balance, September 30, 2023	$1,818
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2023	$(122)

	Nine months ended September 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	2,873,461	474,903	—	3,348,364
Capitalization of interest and servicing advances	40,618	—	—	40,618
Sales and repayments	(1,125,088)	—	—	(1,125,088)
Mortgage servicing rights resulting from loan sales	—	—	1,532,709	1,532,709
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	82,121	—	—	82,121
Other factors	(741)	181,400	(758,245)	(577,586)
	81,380	181,400	(758,245)	(495,465)
Transfers:
From Level 3 to Level 2	(1,915,061)	—	—	(1,915,061)
To loans held for sale	—	(627,281)	—	(627,281)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(121,520)	(121,520)
Balance, September 30, 2024	$433,874	$118,615	$7,752,292	$8,304,781
Changes in fair value recognized during the period relating to assets still held at September 30, 2024	$28,536	$118,615	$(752,232)	$(605,081)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Nine months ended
Liabilities	September 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(87)
Balance, September 30, 2024	$1,718
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2024	$(87)

	Nine months ended September 30, 2023
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	1,733,158	177,377	—	1,910,535
Capitalization of interest and servicing advances	31,608	—	—	31,608
Sales and repayments	(472,039)	—	(305)	(472,344)
Mortgage servicing rights resulting from loan sales	—	—	1,299,992	1,299,992
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	36,014	—	—	36,014
Other factors	(1,967)	18,559	(70,886)	(54,294)
	34,047	18,559	(70,886)	(18,280)
Transfers:
From Level 3 to Level 2	(1,272,912)	—	—	(1,272,912)
To real estate acquired in settlement of loans	(450)	—	—	(450)
To loans held for sale	—	(201,006)	—	(201,006)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(98,066)	(98,066)
Balance, September 30, 2023	$399,184	$20,774	$7,084,356	$7,504,314
Changes in fair value recognized during the period relating to assets still held at September 30, 2023	$10,465	$20,774	$(70,886)	$(39,647)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Nine months ended September 30, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(278)
Balance, September 30, 2023	$1,818
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2023	$(278)

The Company had transfers among the fair value levels arising from the return to salability in the active secondary market of certain loans held for sale and from transfers of IRLCs to Loans held for sale at fair value upon purchase or funding.

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item are summarized below:

	Quarter ended September 30, 2024
	2024			2023
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$48,969	$48,969	$—	$—	$—
Loans held for sale	425,501	—	425,501	762	—	762
Mortgage servicing rights	—	(628,248)	(628,248)	—	220,974	220,974
	$425,501	$(579,279)	$(153,778)	$762	$220,974	$221,736
Liabilities:
Mortgage servicing liabilities	$—	$(10)	$(10)	$—	$122	$122

	Nine months ended September 30,
	2024			2023
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$32,198	$32,198	$—	$—	$—
Loans held for sale	679,704	—	679,704	187,462	—	187,462
Mortgage servicing rights	—	(758,245)	(758,245)	—	(70,886)	(70,886)
	$679,704	$(726,047)	$(46,343)	$187,462	$(70,886)	$116,576
Liabilities:
Mortgage servicing liabilities	$—	$87	$87	$—	$278	$278

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	September 30, 2024			December 31, 2023
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$6,531,836	$6,325,838	$205,998	$4,378,042	$4,233,764	$144,278
90 days or more delinquent:
Not in foreclosure	29,485	31,884	(2,399)	35,253	38,922	(3,669)
In foreclosure	4,383	9,065	(4,682)	7,396	22,003	(14,607)
	$6,565,704	$6,366,787	$198,917	$4,420,691	$4,294,689	$126,002

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2024	$—	$—	$6,687	$6,687
December 31, 2023	$—	$—	$2,669	$2,669

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Real estate acquired in settlement of loans	$(1,758)	$(494)	$(2,804)	$(791)

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

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair values and carrying values of these liabilities are summarized below:

	September 30, 2024		December 31, 2023
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,742,421	$1,723,632	$1,730,000	$1,724,290
Unsecured senior notes	$3,235,284	$3,162,239	$2,467,750	$2,519,651

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

To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and of key inputs to those procured from nonaffiliate brokers and published surveys.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2024	December 31, 2023
Fair value (in thousands)	$433,874	$478,564
Key inputs (1):
Discount rate:
Range	6.0% – 9.3%	7.1% – 10.2%
Weighted average	6.6%	7.2%
Twelve-month projected housing price index change:
Range	2.3% – 2.9%	0.3% – 0.5%
Weighted average	2.6%	0.5%
Voluntary prepayment/resale speed (2):
Range	6.4% – 39.3%	4.0% – 36.9%
Weighted average	23.0%	24.8%
Total prepayment/resale speed (3):
Range	6.5% – 48.8%	4.0% – 50.3%
Weighted average	25.5%	32.2%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2024	December 31, 2023
Fair value (in thousands) (1)	$118,615	$89,593
Committed amount (in thousands)	$9,749,537	$6,349,628
Key inputs (2):
Pull-through rate:
Range	19.8% – 100%	10.2% – 100%
Weighted average	84.5%	81.1%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.1	1.1 – 7.3
Weighted average	5.1	4.2
Percentage of loan commitment amount:
Range	0.3% – 4.7%	0.3% – 4.3%
Weighted average	2.5%	1.9%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$578,982	$450,936	$1,532,709	$1,299,992
Unpaid principal balance	$25,922,146	$21,861,437	$70,148,676	$60,549,919
Weighted average servicing fee rate (in basis points)	46	42	44	47
Key inputs (1):
Annual total prepayment speed (2):
Range	7.9% – 25.8%	7.5% – 20.4%	7.3% – 25.8%	7.5% – 23.2%
Weighted average	11.5%	10.3%	10.5%	10.9%
Equivalent average life (in years):
Range	3.7 – 9.3	3.6 – 9.4	3.5 – 9.7	3.0 – 9.4
Weighted average	7.4	7.7	7.7	7.6
Pricing spread (3):
Range	4.9% – 12.6%	5.5% – 12.6%	4.9% – 12.6%	5.5% – 12.6%
Weighted average	5.7%	6.1%	6.1%	7.0%
Per-loan annual cost of servicing:
Range	$69 – $127	$68 – $127	$69 – $127	$68 – $127
Weighted average	$102	$97	$100	$99
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2024	December 31, 2023

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 7,752,292	$ 7,099,348
Underlying loan characteristics:
Unpaid principal balance	$ 410,031,301	$ 370,244,119
Weighted average note interest rate	4.4%	4.1%
Weighted average servicing fee rate (in basis points)	38	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.3% – 18.9%	6.1% – 17.8%
Weighted average	9.1%	8.3%
Equivalent average life (in years):
Range	2.7 – 8.8	3.0 – 9.0
Weighted average	7.7	8.1
Effect on fair value of (3):
5% adverse change	($133,350)	($107,757)
10% adverse change	($261,595)	($211,643)
20% adverse change	($503,923)	($408,638)
Pricing spread (4):
Range	5.0% – 11.3%	5.5% – 12.6%
Weighted average	6.3%	6.4%
Effect on fair value of (3):
5% adverse change	($101,071)	($94,307)
10% adverse change	($199,523)	($186,129)
20% adverse change	($388,935)	($362,671)
Per-loan annual cost of servicing:
Range	$68 – $131	$70 – $135
Weighted average	$106	$107
Effect on fair value of (3):
5% adverse change	($46,687)	($44,572)
10% adverse change	($93,373)	($89,145)
20% adverse change	($186,746)	($178,289)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in determining the fair value of MSLs:

	September 30,	December 31,
	2024	2023
Fair value (in thousands)	$1,718	$1,805
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$20,179	$24,892
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	16.0%	16.1%
Equivalent average life (in years)	5.0	5.1
Pricing spread (3)	8.5%	8.3%
Per-loan annual cost of servicing	$1,001	$1,043
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8— Principal-Only Stripped Mortgage-Backed Securities

During the nine months ended September 30, 2024, the Company began to invest in Agency principal-only stripped MBS for the purpose of economically hedging the fair value of its MSRs. MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Mortgage servicing rights hedging results. All of the principal-only stripped MBS had contractual maturities of over ten years and were pledged to secure sales of assets under agreements to repurchase.

Following is a summary of the Company’s investment in principal-only stripped MBS:

September 30, 2024
(in thousands)
Principal balance	$1,121,494
Unearned discounts	(193,425)
Cumulative valuation changes	32,198
Fair value	$960,267

Note 9—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	September 30,	December 31,
Mortgage type	2024	2023

	(in thousands)
Government-insured or guaranteed	$4,327,303	$2,099,135
Conventional conforming	1,589,131	1,821,085
Jumbo	215,396	21,907
Closed-end second lien	271,094	322,015
Purchased from Ginnie Mae securities serviced by the Company	151,374	146,585
Repurchased pursuant to representations and warranties	11,406	9,964
	$6,565,704	$4,420,691
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$5,954,470	$3,858,977
Mortgage loan participation purchase and sale agreements	548,948	470,524
	$6,503,418	$4,329,501

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	9,749,537	$120,837	$2,222	6,349,628	$90,313	$720
Subject to master netting arrangements (2):
Forward purchase contracts	26,839,882	10,878	50,487	15,863,667	78,448	5,141
Forward sales contracts	29,548,275	57,180	36,855	14,477,159	6,151	92,796
MBS put options	1,850,000	1,892	—	2,925,000	413	—
MBS call options	—	—	—	1,000,000	6,265	—
Put options on interest rate futures purchase contracts	7,650,000	20,797	—	8,717,500	11,043	—
Call options on interest rate futures purchase contracts	9,600,000	35,109	—	4,250,000	66,176	3,209
Call options on interest rate futures sale contracts	2,500,000	—	13,672	—	—	—
Treasury futures purchase contracts	8,125,000	—	—	5,986,500	—	—
Treasury futures sale contracts	11,379,000	—	—	10,677,000	—	—
Total derivatives before netting		246,693	103,236		258,809	101,866
Netting		(56,081)	(61,765)		(79,730)	(48,591)
		$190,612	$41,471		$179,079	$53,275
Deposits placed with (received from) derivative counterparties included in the derivative balances above, net		$5,684			$(31,139)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	September 30, 2024				December 31, 2023
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$120,837	$—	$—	$120,837	$90,313	$—	$—	$90,313
RJ O' Brien	42,234	—	—	42,234	74,010	—	—	74,010
JPMorgan Chase Bank, N.A.	5,034	—	—	5,034	873	—	—	873
Goldman Sachs	4,488	—	—	4,488	8,473	—	—	8,473
Barclays Capital	3,671	—	—	3,671	—	—	—	—
Morgan Stanley Bank, N.A.	3,226	—	—	3,226	—	—	—	—
Citibank, N.A.	2,187	—	—	2,187	2,947	—	—	2,947
Bank of Montreal	2,129	—	—	2,129	137	—	—	137
Mizuho Bank, Ltd.	2,015	—	—	2,015	1,467	—	—	1,467
Others	4,791	—	—	4,791	859	—	—	859
	$190,612	$—	$—	$190,612	$179,079	$—	$—	$179,079

Derivative Liabilities, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting. All assets sold under agreements to repurchase are secured by sufficient collateral with fair values that exceed the liability amounts recorded on the consolidated balance sheets.

	September 30, 2024				December 31, 2023
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$2,222	$—	$—	$2,222	$720	$—	$—	$720
Bank of America, N.A.	1,456,536	(1,454,936)	—	1,600	875,766	(872,148)	—	3,618
Atlas Securitized Products, L.P.	837,377	(837,377)	—	—	1,210,473	(1,210,473)	—	—
Wells Fargo Bank, N.A.	802,353	(769,487)	—	32,866	116,275	(114,647)	—	1,628
Royal Bank of Canada	706,793	(706,793)	—	—	457,743	(457,743)	—	—
JPMorgan Chase Bank, N.A.	675,917	(675,579)	—	338	243,225	(243,225)	—	—
BNP Paribas	557,496	(557,496)	—	—	185,425	(185,425)	—	—
Citibank, N.A.	436,127	(436,127)	—	—	174,221	(174,221)	—	—
Barclays Capital	310,540	(310,540)	—	—	128,488	(118,667)	—	9,821
Santander US Capital Markets LLC	282,511	(282,077)	—	434	—	—	—	—
Goldman Sachs	219,834	(219,834)	—	—	178,751	(178,751)	—	—
Morgan Stanley Bank, N.A.	209,495	(209,457)	—	38	195,714	(164,149)	—	31,565
Nomura Corporate Funding Americas	100,075	(100,000)	—	75	50,000	(50,000)	—	—
Mizuho Bank, Ltd.	50,000	(50,000)		—	—	—	—	—
Ellington Management	3,089	—	—	3,089	—	—	—	—
Others	809	—	—	809	5,923	—	—	5,923
	$6,651,174	$(6,609,703)	$—	$41,471	$3,822,724	$(3,769,449)	$—	$53,275
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated income statement line	2024	2023	2024	2023

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$49,862	$(9,862)	$29,021	$(5,069)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(217,380)	$162,006	$(112,188)	$217,968
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$193,081	$(423,656)	$(256,570)	$(531,565)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$7,923,078	$6,510,585	$7,099,348	$5,953,621
Additions (deductions):
MSRs resulting from loan sales	578,982	450,936	1,532,709	1,299,992
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	(73)	—	(305)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	(121,520)	(98,066)	(121,520)	(98,066)
	457,462	352,797	1,411,189	1,201,621
Change in fair value due to:
Changes in inputs used in valuation model (1)	(402,376)	398,807	(132,984)	427,426
Other changes in fair value (2)	(225,872)	(177,833)	(625,261)	(498,312)
Total change in fair value	(628,248)	220,974	(758,245)	(70,886)
Balance at end of period	$7,752,292	$7,084,356	$7,752,292	$7,084,356
Unpaid principal balance of underlying loans at end of period			$410,031,301	$351,269,905

			September 30,	December 31,
			2024	2023

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$7,656,519	$7,033,892
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$1,708	$1,940	$1,805	$2,096
Changes in fair value due to:
Changes in inputs used in valuation model (1)	46	(64)	34	(86)
Other changes in fair value (2)	(36)	(58)	(121)	(192)
Total change in fair value	10	(122)	(87)	(278)
Balance at end of period	$1,718	$1,818	$1,718	$1,818
Unpaid principal balance of underlying loans at end of period			$20,179	$27,010

(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Contractual servicing fees	$393,457	$328,049	$1,126,523	$925,865
Other fees:
Late charges	19,122	14,486	53,979	39,984
Other	3,804	2,708	9,593	7,664
	$416,383	$345,243	$1,190,095	$973,513

Note 12—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2024	2023

	(in thousands)
Margin deposits	$192,638	$135,645
Capitalized software, net	125,478	148,736
Interest receivable	46,119	35,196
Servicing fees receivable, net	41,050	37,271
Other servicing receivables	46,333	30,530
Operating lease right-of-use assets	39,985	49,926
Prepaid expenses	38,160	36,044
Real estate acquired in settlement of loans	22,420	14,982
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	16,082	15,653
Furniture, fixtures, equipment and building improvements, net	14,577	19,016
Other	59,347	59,461
	$642,189	$582,460
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$16,082	$15,653

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to seven years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Lease expense:
Operating leases	$3,917	$4,862	$11,952	$14,665
Short-term leases	66	114	234	351
Sublease income	(394)	(315)	(1,136)	(584)
Net lease expense included in Occupancy and equipment expense	$3,589	$4,661	$11,050	$14,432

Other information:
Payments for operating leases	$5,093	$7,617	$15,053	$19,217
Operating lease right-of-use assets recognized	$1,388	$1,166	$1,388	$2,893
Period end weighted averages:
Remaining lease term (in years)			3.7	4.4
Discount rate			4.0%	3.8%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2025	$20,285
2026	15,737
2027	9,066
2028	5,123
2029	4,339
Thereafter	3,981
Total lease payments	58,531
Less imputed interest	(5,531)
Operating lease liability included in Accounts payable and accrued expenses	$53,000

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2024.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by principal-only stripped mortgage-backed securities at fair value, loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Principal-only stripped mortgage-backed securities, participation certificates and loans financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$5,638,124	$3,208,434	$4,982,988	$3,800,502
Weighted average interest rate (1)	6.88%	7.19%	7.04%	7.01%
Total interest expense	$102,708	$62,758	$279,730	$209,461
Maximum daily amount outstanding	$6,608,245	$4,418,359	$7,122,796	$6,358,007
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $5.2 million and $4.6 million for the quarters ended September 30, 2024 and 2023, respectively, and $17.3 million and $10.1 million for the nine months ended September 30, 2024 and 2023, respectively.

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$6,609,703	$3,769,449
Unamortized debt issuance costs	(8,706)	(5,493)
	$6,600,997	$3,763,956
Weighted average interest rate	6.49%	7.05%
Available borrowing capacity (1):
Committed	$943,876	$1,282,040
Uncommitted	4,803,203	5,548,511
	$5,747,079	$6,830,551
Assets securing repurchase agreements:
Principal-only stripped MBS	$960,267	—
Loans held for sale	$5,954,470	$3,858,977
Servicing advances (2)	$232,766	$354,831
Mortgage servicing rights (2)	$6,799,741	$6,284,239
Deposits (2)	$16,082	$15,653
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposits together serve as the collateral backing servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at September 30, 2024 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,676,719
Over 30 to 90 days	4,139,432
Over 90 to 180 days	207,823
Over 180 days to one year	435,729
Over one year to two years	150,000
Total assets sold under agreements to repurchase	$6,609,703
Weighted average maturity (in months)	3.0
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of September 30, 2024:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$4,965,381	November 5, 2025	November 5, 2025
Royal Bank of Canada	$144,170	October 30, 2024	August 11, 2025
Bank of America, N.A.	$131,432	November 7, 2024	June 10, 2026
Atlas Securitized Products, L.P.	$86,753	February 5, 2025	June 26, 2026
BNP Paribas	$68,995	December 18, 2024	September 30, 2025
Barclays Bank PLC	$51,364	January 31, 2025	March 6, 2026
JP Morgan Chase Bank, N.A.	$33,726	December 29, 2024	June 28, 2026
Citibank, N.A.	$26,294	November 27, 2024	June 11, 2026
Wells Fargo Bank, N.A.	$24,140	December 12, 2024	October 15, 2025
Morgan Stanley Bank, N.A.	$12,327	December 14, 2024	May 22, 2026
Goldman Sachs Bank USA	$10,536	January 16, 2025	December 8, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through July 25, 2026 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,602	January 24, 2025
JP Morgan Chase Bank, N.A.	$23,009	January 6, 2025
Wells Fargo Bank, N.A.	$21,452	January 23, 2025
Santander US Capital Markets LLC	$11,970	January 15, 2025

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance	$256,995	$251,904	$242,890	$234,583
Weighted average interest rate (1)	6.56%	6.63%	6.64%	6.41%
Total interest expense	$4,411	$4,383	$12,597	$11,768
Maximum daily amount outstanding	$518,042	$508,062	$518,042	$515,537
(1)	Excludes the effect of amortization of debt issuance costs totaling $176,000 and $172,000 for the quarters ended September 30, 2024 and 2023, respectively, and $523,000 and $516,000 for the nine months ended September 30, 2024 and 2023, respectively.

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$518,043	$446,406
Unamortized debt issuance costs	(516)	(352)
	$517,527	$446,054
Weighted average interest rate	6.10%	6.60%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$548,948	$470,524

Note 15—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued VFNs to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by the participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing asset VFNs.

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

Freddie Mac MSR Notes Payable

The Company has notes payable to two lenders that are secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreements. The facilities expire on November 13, 2024 and June 11, 2026. The maximum amount that the Company may borrow under the notes payable is $900 million, $850 million of which is committed, and may be reduced by other debt outstanding with the counterparties.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance	$1,730,000	$2,484,348	$1,850,621	$2,353,572
Weighted average interest rate (1)	8.86%	8.78%	8.88%	8.40%
Total interest expense	$39,265	$55,676	$125,203	$150,271
(1)	Excludes the effect of amortization of debt issuance costs totaling $726,000 and $689,000 for the quarters ended September 30, 2024 and 2023, respectively, and $2.2 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,730,000	$1,730,000
Freddie Mac MSR Notes Payable	—	150,000
	1,730,000	1,880,000
Unamortized debt issuance costs	(6,368)	(6,585)
	$1,723,632	$1,873,415
Weighted average interest rate	8.39%	8.82%
Assets pledged to secure notes payable (1):
Servicing advances	$232,766	$354,831
Mortgage servicing rights	$7,656,519	$7,033,892
Deposits	$16,082	$15,653
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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.375%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.375%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
	$3,200,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands)
Average balance	$3,200,000	$1,800,000	$2,860,766	$1,800,000
Weighted average interest rate (1)	6.15%	5.07%	6.03%	5.07%
Total interest expense	$51,147	$23,949	$133,947	$71,065
(1)	Excludes the effect of amortization of debt issuance costs of $1.8 million and $933,000 for the quarters ended September 30, 2024 and 2023, respectively, and $4.7 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.

	September 30,	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,200,000	$2,550,000
Unamortized debt issuance costs and premiums, net	(37,761)	(30,349)
	$3,162,239	$2,519,651
Weighted average interest rate	6.15%	5.90%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended September 30,
	2025	2026	2027	2028	2029	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$—	$500,000	$680,000	$550,000	$—	$1,730,000
Unsecured senior notes	—	650,000	—	—	650,000	1,900,000	3,200,000
Total	$—	$650,000	$500,000	$680,000	$1,200,000	$1,900,000	$4,930,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Balance at beginning of period	$28,688	$30,146	$30,788	$32,421
Provision for losses:
Resulting from sales of loans	4,070	4,011	12,151	8,885
Resulting from change in estimate	(3,481)	(2,552)	(10,877)	(6,005)
Losses incurred	(991)	(1,114)	(3,776)	(4,810)
Balance at end of period	$28,286	$30,491	$28,286	$30,491
Unpaid principal balance of loans subject to representations and warranties at end of period			$396,102,491	$335,044,546

Note 17—Income Taxes

The Company’s effective income tax rates were 26.1% and 26.8% for the quarters ended September 30, 2024 and 2023, respectively, and 23.8% and 23.7% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the quarter ended September 30, 2024 compared to the same period in 2023 is attributable to an increase in tax deductions realized for stock options exercised in the quarter ended September 30, 2024.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $9.7 billion as of September 30, 2024.

Legal Proceedings

From time to time, the Company may be a party to legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, income, or cash flows of the Company.

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

On March 15, 2024, the Florida State Court confirmed the Final Award, giving the rulings and remedies therein preclusive effect. The Final Award was entered as a judgment in the Florida State Court on August 10, 2024.

Note 19—Stockholders’ Equity

The Company has a common stock repurchase program in the amount of $2 billion before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Nine months ended September 30,		Cumulative
	2024	2023	total (1)

	(in thousands)
Shares of common stock repurchased	—	1,201	34,063
Cost of shares of common stock repurchased	$—	$71,575	$1,788,198
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through September 30, 2024. Cumulative total cost of common stock repurchased includes $537,000 of transaction fees as of September 30, 2024.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(108,058)	$(471,830)	$(831,070)	$(1,136,101)
Hedging activities	(274,090)	220,585	(31,319)	305,133
	(382,148)	(251,245)	(862,389)	(830,968)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	578,982	450,936	1,532,709	1,299,992
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,070)	(4,011)	(12,151)	(8,885)
Reductions in liability due to changes in estimate	3,481	2,552	10,877	6,005
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	49,862	(9,862)	29,021	(5,069)
Loans	(48,504)	22,083	(23,554)	24,762
Hedging derivatives	56,710	(58,579)	(80,869)	(87,165)
	254,313	151,874	593,644	398,672
From PennyMac Mortgage Investment Trust (1)	2,506	(500)	1,680	(1,494)
	$256,819	$151,374	$595,324	$397,178
(1)	Gains on sales of loans to PMT are described in Note 4–Related Party Transactions–Transactions with PMT–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$15,641	$15,814	$43,395	$53,186
Principal-only stripped mortgage-backed securities	20,412	—	29,756	—
Loans held for sale	80,103	65,641	231,807	205,414
Placement fees relating to custodial funds	109,201	85,076	277,564	209,319
From Townsgate Closing Services, LLC	—	21	20	63
Other	113	—	165	—
	225,470	166,552	582,707	467,982
Interest expense:
Assets sold under agreements to repurchase	102,708	62,758	279,730	209,461
Mortgage loan participation purchase and sale agreements	4,411	4,383	12,597	11,768
Notes payable secured by mortgage servicing assets	39,265	55,676	125,203	150,271
Unsecured senior notes	51,147	23,949	133,947	71,065
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	15,711	6,857	29,734	16,781
Interest on mortgage loan impound deposits	3,450	2,888	8,399	7,080
Other	905	352	1,627	850
	217,597	156,863	591,237	467,276
	$7,873	$9,689	$(8,530)	$706

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	246	307
Stock options	—	—	188	221
Time-based RSUs	4	—	151	187
Grant date fair value:
Performance-based RSUs	$—	$—	$20,915	$18,611
Stock options	—	—	6,935	5,492
Time-based RSUs	449	—	12,927	11,341
Total	$449	$—	$40,777	$35,444
Vesting and exercise:
Performance-based RSUs vested	—	—	309	612
Stock options exercised	239	61	666	412
Time-based RSUs vested	—	—	211	246
Stock-based compensation expense	$18,943	$8,814	$21,314	$20,839

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except per share amounts)
Net income	$69,368	$92,870	$206,934	$181,498

Weighted average shares of common stock outstanding	51,180	49,902	50,895	49,975
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,315	2,659	2,379	2,760
Weighted average diluted shares of common stock outstanding	53,495	52,561	53,274	52,735
Basic earnings per share	$1.36	$1.86	$4.07	$3.63
Diluted earnings per share	$1.30	$1.77	$3.88	$3.44

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	809	604	772	548
Time-based RSUs	1	—	23	46
Stock options (2)	184	219	145	287
Total anti-dilutive units and options	994	823	940	881
Weighted average exercise price of anti-dilutive stock options (2)	$84.93	$60.69	$84.93	$59.31
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock prices for the quarter.

Note 24—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2024		December 31, 2023
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$7,280,027	$1,330,147	$6,890,144	$1,211,365
Ginnie Mae (2)	$6,909,409	$1,471,131	$6,559,001	$1,314,677
HUD	$6,909,409	$2,500	$6,559,001	$2,500
Liquidity
Fannie Mae & Freddie Mac	$1,155,446	$611,836	$1,243,927	$543,913
Ginnie Mae	$1,181,210	$445,873	$1,684,457	$389,501
Adjusted net worth / Total assets ratio
Ginnie Mae	40%	6%	48%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	32%	6%	37%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

(2)	Ginnie Mae has issued a risk-based capital requirement that will become effective December 31, 2024. The Company believes it is in compliance with the Agency’s pending requirement as of September 30, 2024.

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

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2024
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$235,902	$20,917	$256,819	$—	$256,819
Loan origination fees	49,430	—	49,430	—	49,430
Fulfillment fees from PennyMac Mortgage Investment Trust	11,492	—	11,492	—	11,492
Net loan servicing fees	—	75,830	75,830	—	75,830
Net interest income (expense):
Interest income	79,386	145,985	225,371	99	225,470
Interest expense	81,496	136,101	217,597	—	217,597
	(2,110)	9,884	7,774	99	7,873
Management fees	—	—	—	7,153	7,153
Other	625	512	1,137	2,100	3,237
Total net revenues	295,339	107,143	402,482	9,352	411,834
Expenses	187,486	121,765	309,251	8,658	317,909
Income before provision for income taxes	$107,853	$(14,622)	$93,231	$694	$93,925
Segment assets at end of quarter	$6,846,311	$16,010,758	$22,857,069	$14,469	$22,871,538
(1)	All revenues are from external customers.

	Quarter ended September 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$127,821	$23,553	$151,374	$—	$151,374
Loan origination fees	37,701	—	37,701	—	37,701
Fulfillment fees from PennyMac Mortgage Investment Trust	5,531	—	5,531	—	5,531
Net loan servicing fees	—	185,374	185,374	—	185,374
Net interest income (expense):
Interest income	62,150	104,402	166,552	—	166,552
Interest expense	59,614	97,249	156,863	—	156,863
	2,536	7,153	9,689	—	9,689
Management fees	—	—	—	7,175	7,175
Other	823	1,037	1,860	1,604	3,464
Total net revenues	174,412	217,117	391,529	8,779	400,308
Expenses	149,219	115,913	265,132	8,379	273,511
Income before provision for income taxes	$25,193	$101,204	$126,397	$400	$126,797
Segment assets at end of quarter	$5,485,039	$13,441,925	$18,926,964	$22,350	$18,949,314
(1)	All revenues are from external customers.

	Nine months ended September 30, 2024
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$531,650	$63,674	$595,324	$—	$595,324
Loan origination fees	127,876	—	127,876	—	127,876
Fulfillment fees from PennyMac Mortgage Investment Trust	19,935	—	19,935	—	19,935
Net loan servicing fees	—	344,388	344,388	—	344,388
Net interest income (expense):
Interest income	227,930	354,515	582,445	262	582,707
Interest expense	226,768	364,469	591,237	—	591,237
	1,162	(9,954)	(8,792)	262	(8,530)
Management fees	—	—	—	21,474	21,474
Other	1,952	14,858	16,810	6,344	23,154
Total net revenue	682,575	412,966	1,095,541	28,080	1,123,621
Expenses	497,551	334,112	831,663	20,296	851,959
Income before provision for income taxes	$185,024	$78,854	$263,878	$7,784	$271,662
Segment assets at end of period	$6,846,311	$16,010,758	$22,857,069	$14,469	$22,871,538
(1)	All revenues are from external customers.

	Nine months ended September 30, 2023
	Mortgage Banking			Investment
	Production	Servicing	Total	Management	Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$328,796	$68,382	$397,178	$—	$397,178
Loan origination fees	108,059	—	108,059	—	108,059
Fulfillment fees from PennyMac Mortgage Investment Trust	22,895	—	22,895	—	22,895
Net loan servicing fees	—	480,289	480,289	—	480,289
Net interest income (expense):
Interest income	194,566	273,416	467,982	—	467,982
Interest expense	189,691	277,585	467,276	—	467,276
	4,875	(4,169)	706	—	706
Management fees	—	—	—	21,510	21,510
Other	1,925	1,118	3,043	6,037	9,080
Total net revenue	466,550	545,620	1,012,170	27,547	1,039,717
Expenses	436,582	340,425	777,007	24,849	801,856
Income before provision for income taxes	$29,968	$205,195	$235,163	$2,698	$237,861
Segment assets at end of period	$5,485,039	$13,441,925	$18,926,964	$22,350	$18,949,314
(1)	All revenues are from external customers.

Note 26—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On October 22, 2024, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on November 27, 2024 to common stockholders of record as of November 18, 2024.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Business Trends

The U.S. Federal Reserve has begun to reduce the federal funds rate from its highest level since 2007 as inflationary pressures have abated, and longer term interest rates have declined slightly from their most elevated levels in recent years. Elevated interest rates have constrained growth in the size of the mortgage origination market from $1.5 trillion in 2023 to an estimated $1.7 trillion in 2024, but declining interest rates and increased refinancing activity are projected to drive growth in the origination market to $2.3 trillion in 2025 according to mortgage origination economists.

Declining interest rates and increasing opportunity for refinancing have driven increased mortgage production activity in the most recent quarter and also led to increasing prepayment speeds on our mortgage servicing portfolio from the historically slow prepayment speeds experienced earlier in the year. Higher interest rate levels have increased the costs of floating rate borrowings and interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale as compared to the same period in the prior year, although we would expect these to begin declining as well as if the Federal Reserve continues to reduce the federal funds rate as expected. We continued our acquisition of conventional loans from PMT during the nine months ended September 30, 2024 and expect to purchase conventional loans from PMT during the remainder of 2024.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues	$317,741	$194,606	$743,135	$528,132
Net loan servicing fees	75,830	185,374	344,388	480,289
Management fees from PennyMac Mortgage Investment Trust	7,153	7,175	21,474	21,510
Net interest income (expense)	7,873	9,689	(8,530)	706
Other	3,237	3,464	23,154	9,080
Total net revenues	411,834	400,308	1,123,621	1,039,717
Expenses:
Compensation	171,316	156,909	459,648	441,826
Loan origination	45,208	28,889	116,046	87,621
Technology	37,059	39,000	108,716	110,282
Servicing	28,885	13,242	67,909	40,526
Professional services	9,339	11,942	28,005	50,837
Other	26,102	23,529	71,635	70,764
Total expenses	317,909	273,511	851,959	801,856
Income before provision for income taxes	93,925	126,797	271,662	237,861
Provision for income taxes	24,557	33,927	64,728	56,363
Net income	$69,368	$92,870	$206,934	$181,498
Earnings per share
Basic	$1.36	$1.86	$4.07	$3.63
Diluted	$1.30	$1.77	$3.88	$3.44
Annualized return on average stockholders' equity	7.5%	10.6%	7.6%	7.0%
Dividends declared per share	$0.30	$0.20	$0.70	$0.60
Income before provision for income taxes by segment:
Mortgage banking:
Production	$107,853	$25,193	$185,024	$29,968
Servicing	(14,622)	101,204	78,854	205,195
Total mortgage banking	93,231	126,397	263,878	235,163
Investment management	694	400	7,784	2,698
	$93,925	$126,797	$271,662	$237,861
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (1)	$338,147	$197,528	$815,593	$472,940
During the period:
Interest rate lock commitments issued	$31,229,731	$25,091,322	$81,814,185	$67,208,603
Unpaid principal balance of loans produced or fulfilled for PMT	$31,749,386	$24,841,907	$80,518,546	$72,415,461
At end of period:
Interest rate lock commitments outstanding			$9,749,537	$7,527,726
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$410,051,479	$351,296,915
Loans held for sale			6,366,787	5,181,866
			416,418,266	356,478,781
Subserviced:
For PMT			231,378,323	232,914,107
For U.S. Department of Veterans Affairs			257,696	—
			231,636,019	232,914,107
			$648,054,285	$589,392,888

Net assets of PennyMac Mortgage Investment Trust			$1,936,787	$1,949,078
Book value per share			$72.95	$71.56
(1)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) net of mortgage servicing liabilities (“MSLs”), due to changes in the valuation inputs we use in our valuation models, hedging (gains) losses associated with MSRs, stock-based compensation and interest expense on corporate debt or corporate revolving credit facilities and capital lease.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net income	$69,368	$92,870	$206,934	$181,498
Provision for income taxes	24,557	33,927	64,728	56,363
Income before provision for income taxes	93,925	126,797	271,662	237,861
Depreciation and amortization	13,761	13,183	42,165	39,122
Decrease (increase) in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	402,422	(398,871)	133,018	(427,512)
Hedging (gains) losses associated with MSRs	(242,051)	423,656	224,371	531,565
Stock‑based compensation	18,943	8,814	21,314	20,839
Effect of non-recurring gain from joint venture and arbitration accrual	—	—	(10,884)	—
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	51,147	23,949	133,947	71,065
Adjusted EBITDA	$338,147	$197,528	$815,593	$472,940

Income Before Provisions for Income Taxes

For the quarter ended September 30, 2024, income before provision for income taxes decreased $32.9 million compared to the same period in 2023. The decrease was primarily due to a $109.5 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees and a $44.4 million increase in total expenses, partially offset by a $123.1 million increase in loan production revenue due to higher volume across all production channels.

For the nine months ended September 30, 2024, income before provision for income taxes increased $33.8 million compared to the same period in 2023. The increase was primarily due to a $215.0 million increase in loan production revenues due to higher volume across all production channels, partially offset by a $135.9 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees and a $50.1 million increase in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of a reduction in market interest rates and mortgage rates from elevated levels during the quarter and nine months ended September 30, 2024 compared to the same periods in 2023.

During the quarter ended September 30, 2024, we recognized Net gains on loans held for sale at fair value totaling $256.8 million, an increase of $105.4 million compared to the same period in 2023. The increase was due to an increase in loan production volume across all production channels due to a reduction in interest rates during the quarter ended September 30, 2024 compared to the same period in 2023.

During the nine months ended September 30, 2024, we recognized Net gains on loans held for sale at fair value totaling $595.3 million, an increase of $198.1 million compared to the same period in 2023. The increase was primarily due to higher margins and increases in loan production volumes across all production channels during the nine months ended September 30, 2024 compared to the same period in 2023.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(108,058)	$(471,830)	$(831,070)	$(1,136,101)
Hedging activities	(274,090)	220,585	(31,319)	305,133
Total cash losses	(382,148)	(251,245)	(862,389)	(830,968)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	49,862	(9,862)	29,021	(5,069)
Loans	(48,504)	22,083	(23,554)	24,762
Hedging derivatives	56,710	(58,579)	(80,869)	(87,165)
	58,068	(46,358)	(75,402)	(67,472)
Mortgage servicing rights resulting from loan sales	578,982	450,936	1,532,709	1,299,992
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,070)	(4,011)	(12,151)	(8,885)
Reductions in liability due to changes in estimate	3,481	2,552	10,877	6,005
Total non-cash gains	636,461	403,119	1,456,033	1,229,640
Total gains on sale from non-affiliates	254,313	151,874	593,644	398,672
From PennyMac Mortgage Investment Trust	2,506	(500)	1,680	(1,494)
	$256,819	$151,374	$595,324	$397,178
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$18,459,268	$11,707,900	$43,317,600	$37,274,005
Conventional conforming loans	11,546,902	13,038,041	35,893,186	29,130,619
Jumbo loans	745,601	19,715	1,328,095	121,271
Closed-end second lien mortgage loans	477,960	325,666	1,275,304	682,708
	$31,229,731	$25,091,322	$81,814,185	$67,208,603
By production channel:
Consumer direct	$5,217,547	$1,706,504	$10,068,240	$6,070,685
Broker direct	5,334,722	2,988,907	12,973,809	8,362,226
Correspondent	20,677,462	20,395,911	58,772,136	52,775,692
	$31,229,731	$25,091,322	$81,814,185	$67,208,603
At end of period:
Loans held for sale at fair value			$6,565,704	$5,186,656
Commitments to fund and purchase loans			$9,749,537	$7,527,726

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

We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur MSLs (which represent the fair value of the costs we expect to incur in excess of the fees we receive for delinquent loans we have bought out of Ginnie Mae guaranteed securities we service and have resold to third party investors) and for the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 225% and 257% of our gains on sales of loans held for sale at fair value for the quarter and nine months ended September 30, 2024, respectively, as compared to 297% and 327% for the same periods in 2023. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.1 million and $12.2 million for the quarter and nine months ended September 30, 2024, respectively, compared to $4.0 million and $8.9 million for the same periods in 2023. The increases in the provision relating to current loan sales were primarily attributable to an increase in production volume for the quarter and nine months ended September 30, 2024 compared to the same periods in 2023.

We also recorded reductions in the liability of $3.5 million and $10.9 million for the quarter and nine months ended September 30, 2024, respectively, compared to $2.6 million and $6.0 million for the same periods in 2023. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$94,982	$53,866	$75,724	$35,961
New indemnifications	5,129	11,681	27,142	31,509
Less indemnified loans sold, repaid or refinanced	1,225	593	3,980	2,516
Loans indemnified at end of period	$98,886	$64,954	$98,886	$64,954
Repurchase activity:
Total loans repurchased	$25,837	$14,598	$70,700	$39,695
Less:
Loans repurchased by correspondent lenders	21,678	7,488	47,459	16,400
Loans repaid by borrowers or resold	10,895	9,483	22,630	66,899
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(6,736)	$(2,373)	$611	$(43,604)
Losses charged to liability for representations and warranties	$991	$1,114	$3,776	$4,810

At end of period:
Unpaid principal balance of loans subject to representations and warranties			$396,102,491	$335,044,546
Liability for representations and warranties			$28,286	$30,491

During the quarter and nine months ended September 30, 2024, we repurchased loans totaling $25.8 million and $70.0 million, respectively. We charged losses of $1.0 million and $3.8 million to the liability during the quarter and nine months ended September 30, 2024, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees increased $11.7 million and $19.8 million during the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023 primarily due to an increase in production volume.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees increased $6.0 million during the quarter ended September 30, 2024, compared to the same period in 2023; the increase was primarily due to an increase in the number of loans we fulfilled for PMT during the quarter ended September 30, 2024 compared to the same period in 2023. Fulfillment fees decreased $3.0 million during the nine months ended September 30, 2024, compared to the same period in 2023; the decrease was primarily due to PMT’s sale of a greater proportion of conventional correspondent loans to us during the nine months ended September 30, 2024 compared to the same period in 2023.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Loan servicing fees	$462,037	$387,934	$1,326,917	$1,082,462
Effects of MSRs and MSLs net of hedging results	(386,207)	(202,560)	(982,529)	(602,173)
Net loan servicing fees	$75,830	$185,374	$344,388	$480,289

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
From non-affiliates	$393,457	$328,049	$1,126,523	$925,865
From PennyMac Mortgage Investment Trust	22,240	20,257	62,766	61,023
Other:
Late charges	22,258	17,114	63,040	47,350
Other	24,082	22,514	74,588	48,224
	46,340	39,628	137,628	95,574
	$462,037	$387,934	$1,326,917	$1,082,462
Average loan servicing portfolio:
MSRs and MSLs	$403,682,436	$344,043,773	$389,619,303	$330,589,519
Subserviced for PMT	$230,693,045	$233,625,351	$231,124,126	$234,581,041

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

Loan servicing fees from non-affiliates and other fees increased during the quarter and nine months ended September 30, 2024 compared to the same periods in 2023. The increase was primarily due to growth of our loan servicing portfolio. Other servicing fees increased due to growth in our MSR portfolio combined with increased incentives received for loss mitigation activities and recovery of servicing premiums from correspondent sellers for loans that paid off within a short period after origination.

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

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$(402,422)	$398,871	$(133,018)	$427,512
Hedging results	242,051	(423,656)	(224,371)	(531,565)
	(160,371)	(24,785)	(357,389)	(104,053)
Changes in fair value attributable to realization of cash flows	(225,836)	(177,775)	(625,140)	(498,120)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(386,207)	$(202,560)	$(982,529)	$(602,173)
Average balances:
Mortgage servicing rights	$7,863,603	$6,787,100	$7,649,661	$6,342,508
Mortgage servicing liabilities	$1,705	$1,890	$1,732	$1,976
At end of period:
Mortgage servicing rights			$7,752,292	$7,084,356
Mortgage servicing liabilities			$1,718	$1,818

Changes in fair value of MSRs attributable to changes in fair value inputs decreased during the quarter and nine months ended September 30, 2024 compared to the same periods in 2023. The decreases were due to decreases in interest rates during the quarter and nine months ended September 30, 2024 compared to increasing interest rates during the same periods in 2023. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate decreases on the fair value of the hedging instruments as well as increased net exposure to interest rate volatility to limit elevated hedge costs during the quarter and nine months ended September 30, 2024 and in the same periods in 2023.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and nine months ended September 30, 2024, realization of cash flows increased compared to the same periods in 2023, primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2024	2023

	(in thousands)
Loans serviced
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$393,947,146	$352,790,614
Purchased	16,104,333	17,478,397
	410,051,479	370,269,011
Loans held for sale	6,366,787	4,294,689
	416,418,266	374,563,700
Subserviced for:
PMT	231,369,983	232,643,144
U.S. Department of Veterans Affairs	257,696	—
	231,627,679	232,643,144
Total prime servicing	648,045,945	607,206,844
Special servicing subserviced for PMT	8,340	9,925
Total loans serviced	$648,054,285	$607,216,769
Delinquencies:
Owned servicing:
30-89 days	$16,945,776	$14,414,423
90 days or more	8,262,263	7,635,817
	$25,208,039	$22,050,240
Subservicing:
30-89 days	$2,550,476	$2,208,302
90 days or more	1,171,063	1,128,212
	$3,721,539	$3,336,514

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of September 30, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government (2):
FHA	$144,775,402	699	4.4%	46	317	$207	680	93%	68%	5.5%
VA	124,435,948	455	3.8%	38	321	$274	729	90%	69%	2.3%
USDA	20,835,931	141	4.0%	57	307	$148	699	98%	65%	5.3%
Government-sponsored entities:
Fannie Mae	50,499,906	162	4.9%	27	317	$312	762	74%	61%	0.5%
Freddie Mac	62,811,052	195	5.2%	21	325	$321	758	75%	65%	0.5%
Closed-end second lien mortgage loans	1,092,683	14	10.1%	9	248	$78	743	18%	17%	0.2%
Other (3)	5,600,557	15	6.8%	11	348	$366	771	74%	69%	0.2%
	$410,051,479	1,681	4.4%	37	319	$244	719	87%	67%	3.1%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on conventional loans sold to private investors.

Net Interest Income (Expense)

Following is a summary of net interest income (expense):

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$15,641	$15,814	$43,395	$53,186
Principal-only stripped mortgage-backed securities	20,412	—	29,756	—
Loans held for sale at fair value	80,103	65,641	231,807	205,414
Placement fees relating to custodial funds	109,201	85,076	277,564	209,319
From Townsgate Closing Services, LLC	—	21	20	63
Other	113	—	165	—
	225,470	166,552	582,707	467,982
Interest expense:
Short-term debt	107,119	67,141	292,327	221,229
Long-term debt	90,412	79,625	259,150	221,336
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	15,711	6,857	29,734	16,781
Interest on mortgage loan impound deposits	3,450	2,888	8,399	7,080
Other	905	352	1,627	850
	217,597	156,863	591,237	467,276
	$7,873	$9,689	$(8,530)	$706

Net interest income decreased $1.8 million and $9.2 million during the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decreases were primarily due to an increase in interest expense on borrowings due to the higher interest rate environment and to growth in our balance sheet, partially offset by an increase in placement fees we receive relating to custodial funds that we manage primarily due to increased average custodial deposit balances.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $22,000 and $36,000 during the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, due to decreases in average PMT’s shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Salaries and wages	$98,679	$93,788	$283,827	$279,263
Severance	177	10	837	3,326
Incentive compensation	34,791	36,447	93,891	80,178
Taxes and benefits	18,726	17,850	59,779	58,220
Stock and unit-based compensation	18,943	8,814	21,314	20,839
	$171,316	$156,909	$459,648	$441,826
Head count:
Average	4,150	4,176	4,015	4,162
Period end			4,309	4,129

Compensation expenses increased $14.4 million and $17.8 million during the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to an increase in stock and unit-based compensation during the quarter ended September 30, 2024, primarily reflecting increased performance attainment expectations, and increased incentive compensation during the nine months ended September 30, 2024, reflecting higher loan production volume.

Loan Origination

Loan origination expenses increased $16.3 million and $28.4 million for the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to higher origination volumes.

Servicing

Servicing expenses increased $15.6 million and $27.3 million during the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The increases were primarily due to an increase in provision for losses on servicing advances resulting from higher delinquent loan balances during the quarter and nine months ended September 30, 2024 compared to the same periods in 2023.

Professional Services

Professional expenses decreased $2.6 million and $22.8 million during the quarter and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease was primarily due to decreased legal expenses related to the Black Knight litigation discussed in Note 18 – Commitments and Contingencies to the consolidated financial statements included in this Quarterly Report.

Provision for Income Taxes

Our effective income tax rates were 26.1% and 23.8% during the quarter and nine months ended September 30, 2024, respectively, compared to 26.8% and 23.7% during the same periods in 2023. The decrease in the effective tax rate for the quarter ended September 30, 2024 compared to the same period in 2023 is attributable to an increase in tax deductions realized for stock options exercised in the quarter ended September 30, 2024.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2024	2023

	(in thousands)
ASSETS
Cash and short-term investments	$813,748	$948,639
Principal-only stripped mortgage-backed securities	960,267	—
Loans held for sale at fair value	6,565,704	4,420,691
Derivative assets	190,612	179,079
Servicing advances, net	400,764	694,038
Investments in and advances to affiliates	33,673	30,383
Mortgage servicing rights at fair value	7,752,292	7,099,348
Loans eligible for repurchase	5,512,289	4,889,925
Other	642,189	582,460
Total assets	$22,871,538	$18,844,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$7,118,524	$4,210,010
Long-term debt	4,885,871	4,393,066
	12,004,395	8,603,076
Liability for loans eligible for repurchase	5,512,289	4,889,925
Income taxes payable	1,105,550	1,042,886
Other	510,126	770,073
Total liabilities	19,132,360	15,305,960
Stockholders' equity	3,739,178	3,538,603
Total liabilities and stockholders' equity	$22,871,538	$18,844,563
Leverage ratios:
Total debt / Stockholders' equity	3.2	2.4
Total debt / Tangible stockholders' equity (1)	3.3	2.5
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $4.0 billion from $18.8 billion at December 31, 2023 to $22.9 billion at September 30, 2024. The increase was primarily due to an increase of $2.1 billion in loans held for sale at fair value, an increase of $960.3 million in principal-only stripped mortgage-backed securities at fair value, an increase of $652.9 million in MSRs, and an increase of $622.4 million of loans eligible for repurchase, partially offset by a decrease in cash and short-term investments of $134.9 million and a decrease in servicing advances of $293.3 million.

Total liabilities increased $3.8 billion from $15.3 billion at December 31, 2023 to $19.1 billion at September 30, 2024. The increase was primarily due to an increase of $3.4 billion in borrowings to fund our inventory of loans held for sale, MBS and MSRs and an increase of $622.4 million in liability for loans eligible for repurchase, partially offset by a decrease of $127.2 million in payable to PMT and a decrease of $118.4 million in accounts payable and accrued expenses. As a result of our increased inventory financing requirements, our leverage ratios increased during the quarter ended September 30, 2024 from December 31, 2023.

Cash Flows

Our cash flows are summarized below:

	Nine months ended September 30,
	2024	2023	Change

	(in thousands)
Operating	$(2,384,534)	$(2,012,508)	$(372,026)
Investing	(1,759,610)	(377,976)	(1,381,634)
Financing	3,351,587	2,239,249	1,112,338
Net decrease in cash	$(792,557)	$(151,235)	$(641,322)

The net decrease in cash of $792.6 million during the nine months ended September 30, 2024 is discussed below.

Operating activities

Net cash used in operating activities totaled $2.4 billion during the nine months ended September 30, 2024 compared with net cash used in operating activities of $2.0 billion during the same period in 2023. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Nine months ended September 30,
	2024	2023

	(in thousands)
Cash flows from:
Loans held for sale	$(3,057,952)	$(2,619,743)
Other operating sources	673,418	607,235
	$(2,384,534)	$(2,012,508)

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2024 totaled $1.8 billion, primarily due to $935.4 million in purchases of principal-only stripped mortgage-backed securities, a $657.7 million increase in short-term investment and $210.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs. Net cash used in investing activities during the nine months ended September 30, 2023 totaled $378.0 million, primarily due to $450.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $27.7 million used in acquisition of capitalized software, partially offset by $98.1 million received from the sale of interest-only stripped securities.

Financing activities

Net cash provided by financing activities totaled $3.4 billion during the nine months ended September 30, 2024, primarily due to an increase of $3.4 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale, principal-only stripped mortgage-backed securities and our investment in MSRs. Net cash provided by financing activities totaled $2.2 billion during the nine months ended September 30, 2023, primarily due to an increase of $2.4 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

Secured debt facilities for MSRs and servicing advances take various forms. Fannie Mae MSRs, Ginnie Mae MSRs and servicing advances are pledged to special purpose entities, each of which may issue variable funding notes (“VFNs”) and term notes and term loans that are secured by such Ginnie Mae or Fannie Mae assets. Term notes are issued to qualified institutional buyers under Rule 144A of Securities Act and term loans are syndicated to banking entities, while the VFNs are sold to bank partners under agreements to repurchase. Freddie Mac MSR’s are pledged to a single lender under a bi-lateral loan and security agreement.

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

On July 25, 2024, the Company, the Issuer Trust and PLS entered into two VFN repurchase agreements, as part of the structured finance transaction that PLS uses to finance Ginnie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables. The Series 2024-MSRVF1 Master Repurchase Agreement by and between PLS, as seller, and Mizuho Bank, Ltd. (“Mizuho”), as administrative agent and as a buyer, is related to the excess servicing spread. The Series 2020-SPIADVF1 Master Repurchase Agreement by and between PLS, as seller, and Mizuho, as administrative agent and buyer, is related to the servicing advance receivables. The maximum amount outstanding under both repurchase agreements is $350 million and each agreement is set to expire on July 25, 2026.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)
Average balance	$5,638,124	$3,208,434	$4,982,988	$3,800,502
Maximum daily balance	$6,608,245	$4,418,359	$7,122,796	$6,358,007
Balance at period end			$6,609,703	$4,418,297

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter and nine months ended September 30, 2024 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

Ginnie Mae has issued risk-based capital requirements that will become effective December 31, 2024. We believe that we are in compliance with the Agency’s pending requirements as of September 30, 2024.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2024, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of September 30, 2024, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Bank of America, N.A.	$1,415,655	$1,425,000	$700,000	June 10, 2026
Citibank, N.A.	$436,127	$1,000,000	$550,000	June 11, 2026
JP Morgan Chase Bank, N.A.	$333,393	$1,000,000	$50,000	June 28, 2026
Royal Bank of Canada	$706,793	$1,000,000	$325,000	August 11, 2025
Atlas Securitized Products, L.P.	$737,377	$737,377	$300,000	June 26, 2026
BNP Paribas	$557,496	$600,000	$250,000	September 30, 2025
Wells Fargo Bank, N.A.	$499,286	$600,000	$300,000	October 15, 2025
Morgan Stanley Bank, N.A.	$209,457	$600,000	$250,000	May 22, 2026
Barclays Bank PLC	$310,540	$410,544	$310,544	March 6, 2026
Goldman Sachs Bank USA	$119,834	$200,000	$100,000	December 8, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$26,963	$500,000	$—	June 9, 2025
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$100,000	$2,262,623	$200,000	June 29, 2026
Nomura Corporate Funding Americas	$100,000	$350,000	$350,000	August 4, 2025
Goldman Sachs Bank USA	$100,000	$325,000	$200,000	February 7, 2025
Mizuho Bank, Ltd.	$50,000	$350,000	$350,000	July 25, 2026
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$315,223
Santander US Capital Markets LLC	$282,077
Wells Fargo Bank, N.A.	$270,201
Bank of America, N.A.	$39,281
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$518,042	$550,000	$—	June 11, 2025
Notes payable
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
Barclays FHLMC MSR Facility	$—	$89,456	$39,456	March 6, 2026
Unsecured senior notes
Unsecured Notes - 5.375%	$650,000			October 15, 2025
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
(1)	Outstanding indebtedness as of September 30, 2024.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2024:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$4,965,381	November 5, 2025	November 5, 2025
Royal Bank of Canada	$144,170	October 30, 2024	August 11, 2025
Bank of America, N.A.	$131,432	November 7, 2024	June 10, 2026
Atlas Securitized Products, L.P.	$86,753	February 5, 2025	June 26, 2026
BNP Paribas	$68,995	December 18, 2024	September 30, 2025
Barclays Bank PLC	$51,364	January 31, 2025	March 6, 2026
JP Morgan Chase Bank, N.A.	$33,726	December 29, 2024	June 28, 2026
Citibank, N.A.	$26,294	November 27, 2024	June 11, 2026
Wells Fargo Bank, N.A.	$24,140	December 12, 2024	October 15, 2025
Morgan Stanley Bank, N.A.	$12,327	December 14, 2024	May 22, 2026
Goldman Sachs Bank USA	$10,536	January 16, 2025	December 8, 2025
(1)	The borrowing facilities are in the form of a sale of variable funding notes under an agreement to repurchase.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,602	January 24, 2025
JP Morgan Chase Bank, N.A.	$23,009	January 6, 2025
Wells Fargo Bank, N.A.	$21,452	January 23, 2025
Santander US Capital Markets LLC	$11,970	January 15, 2025

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

Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended September 30, 2024 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2024, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$591,278	$283,322	$138,775	$(133,350)	$(261,595)	$(503,923)
Pricing spread	$432,509	$210,398	$103,789	$(101,071)	$(199,523)	$(388,935)
Annual per-loan cost of servicing	$186,746	$93,373	$46,687	$(46,687)	$(93,373)	$(186,746)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2024.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2024 – July 31, 2024	—	$—	—	$212,338,815
August 1, 2024 – August 31, 2024	—	$—	—	$212,338,815
September 1, 2024 – September 30, 2024	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As of September 30, 2024, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On September 2, 2024, David A. Spector, Chairman and Chief Executive Officer, adopted a trading plan to sell:

(1) 60,000 shares of PennyMac Financial Services, Inc. common stock, (2) shares received upon the vesting of 19,937 time-based restricted stock units and (3) shares received upon the vesting of 73,883 performance-based restricted stock units assuming a maximum level performance achievement.

The trading plan will expire on December 17, 2025. Mr. Spector’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended September 30, 2024, none of our directors or executive officers, other than Mr. Spector, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

3.3	Amendment to the Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	September 6, 2024
10.1˄	Series 2024-MSRVF1 Master Repurchase Agreement, dated as of July 25, 2024, by and among PennyMac Loan Services, LLC and Mizuho Corporate Funding Americas, LLC.	8-K	July 31, 2024

10.2 ˄	Series 2020-SPIADVF1 Master Repurchase Agreement, dated as of July 25, 2024, by and among PennyMac Loan Services, LLC and Mizuho Corporate Funding Americas, LLC.	8-K	July 31, 2024
10.3˄

Series 2024-MSRVF1 Indenture Supplement, dated July 25,2024, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, Citibank, N.A., and Mizuho Bank Ltd Funding 2, L.P., and Private National Mortgage Acceptance Company, LLC.

		8-K	July 31, 2024

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.4

Joinder and Amendment No. 4 dated July 25, 2024 to the A&R Series 2020-SPIADVF1 Indenture Supplement by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, Citibank, N.A., Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC, Mizuho Bank Ltd., and Atlas Securitized Funding 2, L.P.

		8-K	July 31, 2024
10.5	Guaranty, by Private National Mortgage Acceptance Company, LLC, as guarantor, in favor of Mizuho Bank, Ltd. dated as of July 25, 2024.	8-K	July 31, 2024

10.6	Third Amended and Restated Stockholder Agreement.	8-K	September 6, 2024

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2024 and September 30, 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and nine months ended September 30, 2024 and September 30, 2023, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: October 29, 2024	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 29, 2024	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)