Form 10-K
period 2024-12-31
PennyMac Financial Services, Inc.
filed 2025-02-19
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $2,650,778,086 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 14, 2025, the number of outstanding shares of common stock of the registrant was 51,434,010.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2025 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-K

December 31, 2024

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in real estate values, housing prices and housing sales;
●	changes in macroeconomic, consumer and real estate market conditions;
●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
●	lawsuits or governmental actions that may result from any noncompliance with the laws and regulations applicable to our business;
●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of these regulations;
●	the licensing and operational requirements of states and other jurisdictions applicable to our business, to which our bank competitors are not subject;

●	changes to government modification programs;
●	foreclosure delays and changes in foreclosure practices;
●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
●	purchase opportunities for mortgage servicing rights;
●	our substantial amount of indebtedness;
●	increases in loan delinquencies, defaults and forbearances;
●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;
●	our ability to manage third party vendors and mortgage investor requirements;
●	our exposure to counterparties that do not fulfill contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;
●	our reliance on PennyMac Mortgage Investment Trust (NYSE: PMT) as a significant contributor to our mortgage banking business;
●	maintaining sufficient capital and liquidity and compliance with financial covenants;
●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of fail to meet certain criteria;
●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;
●	changes in investment management and incentive fees;
●	conflicts of interest in allocating our services and investment opportunities among us and our advised entity;
●	our ability to mitigate cybersecurity risks, cyber incidents and technology disruptions;
●	the effect of public opinion on our reputation;
●	our exposure to risks of loss and disruptions in operations resulting from severe weather events, man-made or other natural conditions, including climate change and pandemics;
●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation or expansion of new business activities or strategies;
●	our ability to detect misconduct and fraud;
●	our ability to pay dividends to our stockholders; and
●	our organizational structure and certain requirements in our charter documents.

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

Our Company

We are a specialty financial services firm with a comprehensive mortgage platform and integrated business primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking). We are also engaged in the management of investments related to the U.S. mortgage market and providing products and services that leverage innovative technologies to effectively and efficiently support our customers. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and experience across all aspects of the mortgage business will allow us to profitably grow these activities over time and capitalize on other related opportunities as they arise.

We operate and control all of the business and affairs and consolidate the financial results of Private National Mortgage Acceptance Company, LLC (“PNMAC”) and its subsidiaries described below:

●	Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the U.S. Department of Veterans Affairs (“VA”) and the United States Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands, and originate loans in all 50 states and the District of Columbia, either because it is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

●	Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT.

We conduct our business in two reportable operating segments: production and servicing.

●	The production segment performs loan origination, acquisition and sale activities for our account as well as for PMT.
●	The servicing segment performs loan servicing for both newly originated loans we are holding for sale and loans we service for others, including for PMT.

Following is a summary of our segments’ results (1):

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Net revenues:
Production	$941,702	$644,674	$864,320
Servicing	595,364	714,503	1,077,785
Corporate and other	56,665	42,479	43,650
	$1,593,731	$1,401,656	$1,985,755
Income (loss) before income taxes:
Production	$311,231	$116,078	$130,799
Servicing	205,002	368,392	731,213
Corporate and other	(115,207)	(300,839)	(196,765)
	$401,026	$183,631	$665,247
Total assets at year end:
Production	$8,431,612	$4,560,323	$3,617,627
Servicing	17,588,018	14,036,203	13,056,461
Corporate and other	67,257	248,037	148,496
	$26,086,887	$18,844,563	$16,822,584

Unpaid principal balance ("UPB") of loans purchased and originated for our account and for PMT	$115,819,663	$99,435,041	$109,115,829
UPB of loans serviced for PMT and non-affiliates at end of year	$665,763,827	$607,216,769	$551,674,682
(1)	During the year ended December 31, 2024, management reassessed and changed its segment definitions. Prior year amounts have been recast to conform those years’ presentation to current year presentation.

Mortgage Banking

Production Segment

Our loan production segment sources new prime credit quality residential conventional and government-insured or guaranteed mortgage loans through three channels: correspondent production, broker direct lending and consumer direct lending as described below.

Correspondent Production

In correspondent production we manage, for our own account and on behalf of PMT, the purchase from non-affiliates of mortgage loans that have been underwritten to investor guidelines. Our correspondent loans historically have been directed to each entity based on the guarantor of the mortgage-backed securities (“MBS”) created from the loans: our production focus has historically been on loans insured or guaranteed by the FHA, VA or USDA for sale into MBS guaranteed by Ginnie Mae, whereas PMT’s production focus has been on loans that can be sold into MBS guaranteed by Fannie Mae or Freddie Mac. In 2022, we began to acquire certain loans for our own account that can be sold into MBS guaranteed by Fannie Mae and Freddie Mac.

The mortgage loan production arrangement between us and PMT exists, in part, because PMT is not approved as an issuer of Ginnie Mae guaranteed MBS. As a result, PMT sells the government-insured or guaranteed loans that it purchases from correspondent sellers to us and we pay PMT a sourcing fee ranging from one to two basis points, based on the average number of calendar days that PMT holds the loans before our purchase. We generally pool the government-insured or guaranteed loans into Ginnie Mae guaranteed MBS and then sell such MBS to institutional investors. We also purchase certain conventional loans from PMT under the same agreement. Beginning July 1, 2025, we will become the initial purchaser of all loans from correspondent sellers and begin transferring agreed upon volumes of conventional loans to PMT. PMT will retain the right to purchase 100% of non-government correspondent loans from us. This revised arrangement is discussed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Annual Report.

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

In our loan fulfillment activities in support of PMT’s correspondent production activities and only for loans purchased for PMT’s account, we earn fulfillment fees and tax service fees. We may also serve as a correspondent seller of newly originated loans from our consumer direct and broker direct lending channels or purchased through our correspondent channel for our own account to PMT under a mortgage loan purchase agreement. When we sell loans to PMT, PMT obtains the MSRs relating to such loans. As such, our gains on sales of loans to PMT are primarily cash gains.

Broker Direct Lending

In broker direct lending, we obtain loan application packages from non-affiliated mortgage loan brokers, underwrite and fund the resulting loans for sale. In our broker direct lending activities, we earn origination fees and interest income, gains or losses from the date we make a commitment to fund the loan through the sale of these loans, and, in sales to entities other than PMT, we generally retain and recognize the fair value of the associated MSRs.

Consumer Direct Lending

Through our consumer direct lending channel, we originate mortgage loans on a national basis. Our consumer direct model relies on the Internet and call center-based staff to acquire and interact with customers across the country. We do not have a “brick and mortar” branch network.

In our consumer direct lending activities, we earn loan origination fees from the borrower, interest income during the time we hold the loan before sale, gains or losses from the date we make a commitment to fund the loan through the sale of these loans, and, in sales to entities other than to PMT, we retain and recognize the fair value of the associated MSRs. To the extent we refinance loans that we subservice for PMT where PMT owns the related MSRs, we are generally required to pay PMT a recapture fee. Our recapture fee arrangement is detailed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Annual Report.

Our loan production activities are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
UPB of loans purchased and originated for sale through our:
Correspondent lending channel, from PennyMac Mortgage Investment Trust	$80,694,536	$71,618,697	$49,680,267
Broker direct channel	12,969,248	8,122,495	6,939,834
Consumer direct channel	8,709,395	4,795,548	15,405,697
	102,373,179	84,536,740	72,025,798
UPB of conventional loans fulfilled for PennyMac Mortgage Investment Trust	13,446,484	14,898,301	37,090,031
Total loan production	$115,819,663	$99,435,041	$109,115,829

The effect of our loan production transactions with PMT on our financial statements are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Net gains (losses) on loans held for sale at fair value:
Net gains (losses) on loans held for sale to PMT	$6,260	$—	$(2,820)
Mortgage servicing rights and excess servicing spread recapture incurred	(2,193)	(1,784)	(13,744)
	4,067	(1,784)	(16,564)
Fulfillment fee revenue	26,291	27,826	67,991
Tax service fees earned from PMT included in Loan origination fees	2,503	3,216	8,418
	$32,861	$29,258	$59,845
Sourcing fees paid to PMT included in cost of loans purchased	$8,069	$7,162	$4,968

Servicing Segment

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

We service loans both as the owner of MSRs and mortgage servicing liabilities (“MSLs”) and as the subservicer on behalf of PMT.

The UPB of our loan servicing portfolio is summarized below:

	December 31,
	2024	2023

	(in thousands)
Mortgage servicing rights and mortgage servicing liabilities:
Originated	$410,393,342	$352,790,614
Purchased and assumed	15,681,406	17,478,397
	426,074,748	370,269,011
Loans held for sale	8,128,914	4,294,689
Total owned servicing	434,203,662	374,563,700
Subserviced for:
PennyMac Mortgage Investment Trust	230,753,581	232,653,069
U.S. Department of Veterans Affairs	806,584	—
Total subservicing	231,560,165	232,653,069
	$665,763,827	$607,216,769

Our responsibilities and risks relating to loans we service in arrangements where we own the MSRs or MSLs differ from those where we act as subservicer for the owner of the servicing rights. As the owner of the servicing rights:

●	We recognize our investment in the servicing rights received in loan sale transactions where we retain the contractual obligation to service the loans as well the investment we make when we buy MSRs or the liability we incur when we assume MSLs. We carry these assets and liabilities at fair value and as such they are subject to subsequent changes in fair value owing to the anticipated realization of the cash flows from the asset or liability or to changes in the market for such MSRs and MSLs;

●	Because our investment in MSRs can be significant and the fair value of this asset is sensitive to changes in prepayment activity and expectations, marketplace return requirements and the cost to service the loans, we incur costs to hedge this investment – primarily the risk of changes in fair value arising from changes in prepayment activity and expectations in response to changes in interest rates;

●	We are responsible for advancing our corporate funds to protect the loan owners’ interest in the collateral securing such loans for such items as hazard insurance, property taxes and foreclosure-related costs, subject to future reimbursement, as well as advancing delinquent principal and interest payments to MBS holders; and

●	As the owner of Ginnie Mae MSRs, we have the option to purchase loans that are at least three months delinquent out of the underlying Ginnie Mae securities as an alternative to continuing to advance principal and interest payments to the holders of the Ginnie Mae securities, or we may be required to purchase loans out of Ginnie Mae securities if there has been a modification of the loans’ terms. Our objective is to work with the borrowers to cure the loan delinquency through either borrower reperformance or modification of the loans’ terms. When curing the delinquency is not feasible, we work to settle the loan and collect our claims from the applicable insurer or guarantor. When we are able to cure the delinquency and after a minimum required period of reperformance, we are able to re-deliver the cured loan into another Ginnie Mae guaranteed security.

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

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Net loan servicing fees:
From non-affiliates:
Loan servicing fees:
Contractually specified	$1,529,452	$1,268,650	$1,054,828
Other	186,776	134,949	91,894
	1,716,228	1,403,599	1,146,722
Effect of MSRs and MSLs:
Realization of cash flows	(840,730)	(662,375)	(523,495)
Other changes in fair value of MSRs and MSLs	407,388	56,807	877,671
Hedging results	(832,483)	(236,778)	(631,484)
	(1,265,825)	(842,346)	(277,308)
Net loan servicing fees from non-affiliates	450,403	561,253	869,414
Loan servicing fees from PennyMac Mortgage Investment Trust	83,252	81,347	81,915
Net loan servicing fees	$533,655	$642,600	$951,329
Average UPB of loans serviced:
Mortgage servicing rights and mortgage servicing liabilities	$396,588,047	$338,373,762	$297,207,950
Subservicing	$231,303,048	$234,303,254	$226,817,005

Our Business Strategies

Our business strategies include:

Correspondent Lending

We expect to grow our correspondent production business as we continue to expand the loan products and services we offer. We believe that we are well positioned to continue generating significant business in this channel based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes. In 2024, 2023 and 2022, we purchased $80.7 billion, $71.6 billion and $49.7 billion of mortgage loans, respectively, through our correspondent lending channel. In 2024, 2023, and 2022, we also fulfilled $13.4 billion, $14.9 billion and $37.1 billion of mortgage loans subject to fulfillment fees, respectively, for PMT.

Consumer Direct Lending

We expect to grow our consumer direct lending business over time by leveraging our servicing portfolio through the recapture of existing customers for refinance and purchase-money loans as well as by acquiring new customers. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2024, we serviced 2.6 million loans. In 2024, 2023 and 2022, we funded $8.7 billion, $4.8 billion and $15.4 billion of mortgage loans, respectively, through our consumer direct lending channel as market interest rates increased and market refinance volumes decreased. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best-in-class customer service.

Broker Direct Lending

According to Inside Mortgage Finance, the broker lending channel represented approximately 18.6% of U.S. residential mortgage originations in 2024. In 2024, 2023 and 2022, we funded $13.0 billion, $8.1 billion and $6.9 billion of mortgage loans, respectively, through our broker direct channel, which is comprised of loans from both the broker direct lending operations as well as loans purchased through our non-delegated correspondent lending operations. We plan on growing our mortgage loan volume in this channel through the addition of new broker and non-delegated partner relationships, as well as expansion of existing relationships enabled by our leading broker technology platform.

Mortgage Loan Servicing

We expect to grow our servicing portfolio through loan production activities, as our correspondent production for our own account and consumer and broker direct lending add new servicing for owned MSRs, and correspondent conventional production for PMT’s account adds new subservicing. We also expect to add subservicing for new non-affiliate clients. We or PMT may also grow our servicing portfolio through acquisitions. In 2024, our loan production totaled $115.8 billion in UPB. As of December 31, 2024, our MSRs were backed by loans with UPBs totaling $426.1 billion.

New Markets and Products

We regularly evaluate opportunities to grow our business, including expansion into new markets and providing additional services to our customers directly or through external partnerships. We continue to develop new products to satisfy demand from customers in each of our production and servicing channels and respond to changing circumstances in the market, by, for example, expanding our non-affiliate subservicing.

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $16.5 trillion of outstanding debt as of September 30, 2024. According to mortgage industry economists, first lien mortgage loan origination volume was approximately $1.7 trillion in 2024 and is expected to increase to $2.0 trillion in 2025. Many of the largest financial institutions, primarily banks which had historically held the majority of the market share in mortgage origination and servicing, have reduced their participation in the mortgage market, creating opportunities for non-bank participants.

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

In our loan production and servicing segments, we compete with large global banks and financial institutions, including the cash windows of the GSEs, as well as with other independent non-bank mortgage loan producers and servicers, such as Rocket Mortgage, Mr. Cooper, Rithm Capital, Freedom Mortgage and United Wholesale Mortgage.

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

We also compete for capital with both traditional and alternative investment managers. We compete primarily on the basis of historical track record of risk-adjusted returns, experience of investment management team, the return profile of prospective investment opportunities and on the level of fees and expenses.

Many of our competitors are significantly larger than we are and have stronger financial positions and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size.

Cyclicality and Seasonality

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

Human Capital Resources

Our long-term growth and success are highly dependent upon our employees and our ability to maintain a workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, we strive to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve.

We had approximately 4,100 domestic employees as of the end of fiscal year 2024. As of the end of fiscal year 2024, our workforce was 51.3% female and 48.7% male, and the ethnicity of our workforce was 43.8% White, 23.4% Hispanic or Latino, 13.9% Black or African American, 14.5% Asian and 4.4% other (which includes American Indian or Alaska Native, Native Hawaiian or Other Pacific Islander, Two or More Races, or Not Specified as defined in our EE0-1 Report filed with the Department of Labor).

Employee Retention and Development

We believe in attracting, developing and retaining highly skilled talent, while providing a supportive work environment that prioritizes the safety and wellness of our employees. Talent development is a critical component of the employee experience and ensures that all employees have career growth opportunities, including establishing development networks and relationships and fostering continued growth and learning. Employees receive regular business and compliance training to help further enhance their career development objectives. We also actively manage enterprise-wide and divisional mentoring programs and have partnered with an external vendor to establish a comprehensive, fully integrated wellness program designed to enhance employee productivity.

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

Workplace Engagement

We believe that building a high-performing, talented and engaged workforce where our employees bring varied perspectives and experiences to work every day creates a positive influence in our workplace, business operations and the communities we serve. We prioritize several initiatives that strengthen our workplace culture, including our leadership standards, mentorship programs, business resource groups, and on-site and division-based culture and engagement teams. We actively monitor trends in our workforce and prioritize programs to ensure that our employees have an opportunity to learn, grow, and thrive. Our Board of Directors and board committees oversee our human capital resource programs and initiatives.

Community Involvement

Our corporate philanthropy program is governed by a philosophy of giving that prioritizes the support of causes and issues of importance in our local communities, and drives a culture of employee engagement and collaboration throughout our organization. We are committed to empowering our employees to be a positive influence in the community, which we believe cultivates a sense of purpose and connection that boosts employee productivity and engagement, increases job satisfaction, and ultimately improves employee retention.

Our philanthropy program consists of a number of key components: an employee matching gifts program, a volunteer grants program, a charitable grants program and a corporate sponsorship program. Our five philanthropic focus areas are: community development and affordable housing, financial literacy and economic inclusion, human and social services, health and medical research, and environmental sustainability.

We have established a separate donor advised fund to facilitate donations to various local and national charitable organizations and have provided funding to several charitable organizations located near our office sites and national organizations that support missions such as sustainable homeownership, mortgage and rental assistance, food insecurity, disaster relief, family and child advocacy, and community empowerment. We also manage our environmental impact by focusing on improving our waste reduction, energy efficiency and water conservation.

Legal and Regulatory Compliance

Our business is subject to extensive federal, state and local regulation. The CFPB is responsible for ensuring consumers are provided with timely and understandable information to make responsible decisions about financial transactions, federal consumer financial laws are enforced and consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination. Although the CFPB’s actions may improve consumer protection, such actions have also resulted in a meaningful increase in costs to consumers and financial services companies including mortgage originators and servicers.

Our loan production and loan servicing operations are subject to federal requirements and are regulated at the state level by state licensing authorities and administrative agencies. We, and our employees who engage in regulated activities, must apply for licensing as a mortgage banker or lender, loan servicer and debt collector pursuant to applicable state law. These state licensing requirements typically require an application process, the payment of fees, background checks and administrative review.

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

We must comply with a number of federal consumer protection laws, including, among others:

●	the Real Estate Settlement Procedures Act, and Regulation X thereunder, which require certain disclosures to mortgagors regarding the costs of mortgage loans, the administration of tax and insurance escrows, the transferring of servicing of mortgage loans, the management of mortgage loans in default, loss mitigation and foreclosure events, the response to consumer complaints, and payments between lenders and vendors of certain settlement services;

●	the Truth in Lending Act, and Regulation Z thereunder, which require certain disclosures to mortgagors regarding the terms of their mortgage loans, notices of sale, assignments or transfers of ownership of mortgage loans, new servicing rules involving payment processing, and adjustable rate mortgage change notices and periodic statements;

●	the Equal Credit Opportunity Act and Regulation B thereunder, which prohibit discrimination on the basis of age, race and certain other characteristics, in the extension of credit;

●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin, and certain other characteristics;

●	the Home Mortgage Disclosure Act and Regulation C thereunder, which require financial institutions to report certain public loan data;

●	the Homeowners Protection Act, which requires the cancellation of private mortgage insurance once certain equity levels are reached, sets disclosure and notification requirements, and requires the return of unearned premiums;

●	the Servicemembers Civil Relief Act, which provides, among other things, interest and foreclosure protections for service members on active duty;

●	the Gramm-Leach-Bliley Act and Regulation P thereunder, which require us to maintain privacy with respect to certain consumer data in our possession and to periodically communicate with consumers on privacy matters;

●	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications;

●	the Fair Credit Reporting Act and Regulation V thereunder, which regulate the use and reporting of information related to the credit history of consumers; and

●	the National Flood Insurance Reform Act of 1994, which provides for lenders to require from borrowers or to purchase flood insurance on behalf of borrower/owners of properties in special flood hazard areas.

Many of these laws are further impacted by the SAFE Act and implementation of new rules by the CFPB.

Our senior management team has established a comprehensive compliance management system (“CMS”) that is designed to ensure compliance with applicable mortgage origination and servicing laws and regulations. The components of our CMS include: (a) oversight by senior management and our Board of Directors to ensure that our compliance culture, guidance, and resources are appropriate; (b) a compliance program to ensure that our policies, training and monitoring activities are complete and comprehensive; (c) a complaint management program to ensure that consumer complaints are appropriately addressed and that any required actions are implemented on a timely basis; and (d) independent oversight to ensure that our CMS is functioning as designed.

An important component of the CMS is our governance oversight structure, including our Management Risk Committee (“MRC”). The MRC monitors changes in the internal and external environment, approves compliance and risk management policies, monitors compliance with those policies and ensures any required remediation is implemented on a timely basis. The MRC has identified individuals throughout the organization to oversee specific areas of risk. MRC membership includes senior management from all areas of the Company impacted by mortgage compliance laws and regulations. The MRC meets on a regular basis throughout the year.

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

Item 1A. Risk Factors

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

●	Our business is significantly impacted by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.
●	Our revenues are highly dependent on macroeconomic factors and real estate, mortgage and financial market conditions that could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.
●	Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.
●	We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable due to delinquencies, defaults and foreclosures that could adversely affect our business, financial condition, liquidity and results of operations.
●	We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.
●	We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.
●	We finance our loans, MSRs and other assets under secured financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our business, financial condition, liquidity and results of operations.
●	Our financing agreements contain financial and restrictive covenants that could adversely affect our business, financial condition, liquidity and results of operations.
●	Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows.
●	We use estimates in determining the fair value of our investments and for credit decisions. If our estimates prove to be inaccurate, we may be required to write down the fair values of our investments or suffer a loss that could adversely affect our business, financial condition, liquidity and results of operations.
●	Our ownership of mortgage servicing rights exposes us to prepayment, delinquency, interest rate and regulatory risks.

●	A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances and we may be unable to seek indemnity or require our counterparties to repurchase loans if they breach representations and warranties they make to us.
●	We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.
●	Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.
●	Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information or the personal information of our customers, and/or damage to our business relationships, all of which could negatively impact our financial results.
●	Technology disruptions or failures, including a failure in our information systems or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.
●	The development, implementation, maintenance and protection of our proprietary technologies require significant capital and legal expenditures for us to remain competitive.
●	Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service.
●	We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	Enforcement of existing or new rules and regulations by the CFPB and state regulators could result in enforcement actions, fines, penalties and reputational harm.
●	We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.
●	We are required to have various Agency approvals and state licenses to conduct our business and failure to maintain our licenses could materially and adversely impact our business, financial condition, liquidity, and results of operations.
●	PennyMac Mortgage Investment Trust (“PMT”) is a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.
●	A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.
●	We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and for PMT, or in trying to appropriately allocate investment opportunities among ourselves and for PMT.
●	Our risk management efforts may not be effective in identifying our significant risks and designing and implementing adequate internal controls to mitigate those risks.
●	Developing new products, updating our operational processes and initiating or expanding our business activities may expose us to new risks, regulatory compliance requirements and costs.
●	We operate in a highly competitive market and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

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

Our operations, financial performance and earnings are affected by factors including prevailing interest rates, United States monetary policies or other macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence and demand. For example, the U.S. Federal Reserve’s elevated federal funds rates and inflationary pressures over the period have constrained mortgage origination and refinancing activity resulting in our net revenues decreasing from $3.2 billion in fiscal year 2021 to $1.6 billion in fiscal year 2024. In addition, the pricing and liquidity of the MBS market may be impacted by future sales and reallocations of the Federal Reserve’s MBS portfolio. Future reductions of the Federal Reserve’s balance sheet or its MBS portfolio may result in higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact our investments.

Our financial performance and profitability are directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

●	adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;

●	adversely affect our Ginnie Mae early buyout (“EBO”) loans because modifications would become less economically feasible; and
●	increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production.

A decrease in prevailing interest rates could:

●	cause an increase in the expected volume of loan refinancing, which would require us to record decreases in fair value on our MSRs; and

●	reduce our earnings from our custodial deposit accounts.

Furthermore, borrowings under our warehouse lines of credit, and MSR and servicing advance facilities are generally at variable rates of interest, which exposes us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our earnings and cash flows may correspondingly decrease. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates.

Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our revenues are highly dependent on macroeconomic factors and real estate, mortgage and financial market conditions that could materially and adversely affect our business, financial condition, liquidity and results of operations.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate market, mortgage markets, financial markets and the economy generally. Factors such as inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, government shutdowns, pandemics, wars and armed conflicts, climate change and the availability and cost of credit may contribute to increased volatility and unclear expectations for the economy in general and the real estate, mortgage market and financial markets in particular going forward. A significant deterioration in macroeconomic conditions could reduce the amount of disposable income consumers have and negatively impact consumers’ ability to take out new loans and repay existing loans. A destabilization of the real estate market, mortgage market and financial markets or deterioration in these markets also could reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Inflation and future expectations of inflation could also increase our operating expenses and may affect our profitability if the additional operating costs are not recoverable through increased revenues or profit margins. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity and results of operations.

We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.

If we do not effectively manage loan production volumes and are unable to consistently maintain quality of execution, our reputation and existing relationships with mortgage lenders and brokers could be damaged, we may not be able to maintain PMT’s existing relationships or develop new relationships with mortgage lenders and brokers, our new mortgage products may not gain widespread acceptance and the quality of our correspondent production, consumer direct lending and broker lending operations could suffer, all of which could negatively affect our brand and operating results.

Our loan production business is subject to market factors that could adversely impact our loan production volumes. For example, increased competition from new and existing market participants, reductions in the overall level of refinancing activity or a decrease in home purchase activity can decrease our loan production volumes. We may be forced to accept lower margins in our respective businesses to continue to compete and keep our loan production volumes consistent with past or projected levels or be forced to reduce our levels of production activity. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates.

Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.

Delinquencies can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemics, wars and armed conflicts, and terrorist attacks. A decrease in home prices may result in higher loan-to-value ratios (“LTVs”), lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values not decreased. Some borrowers do not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments.

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

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances, and may be required to advance scheduled principal and interest payments to security holders of the MBS into which the loans are sold. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the loan is repaid or refinanced or a liquidation occurs. Federal, state or local regulatory actions may also result in an increase in the amount of servicing advances that we are required to make, lengthen the time it takes for us to be reimbursed for such advances and increase the costs incurred while the loan is delinquent. In addition, the average share of borrowers' mortgage payments allocated to property taxes and insurance premiums has been steadily rising in recent years due to inflation and other factors, which could impact housing affordability, mortgage delinquencies, defaults, and foreclosures. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

In addition, increased mortgage delinquencies, defaults and foreclosures will also result in a higher cost to service those loans due to the increased time and effort required to collect payments from delinquent borrowers, to foreclose on the loan and to liquidate properties or otherwise resolve loan defaults if payment collection is unsuccessful.

Any significant increases in delinquencies, defaults and foreclosures on loans that we service in respect of FHA, VA, and USDA related MSRs could result in an increase in servicing expenses as well as losses since the loans may not be fully insured or guaranteed under each of the VA, the FHA and the USDA government loan programs.

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

As of December 31, 2024, we had $14.4 billion of total indebtedness outstanding (approximately $11.2 billion of which was secured) and up to $3.6 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

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

We are a holding company and our principal assets are our equity interests in our subsidiaries and, accordingly. we are dependent upon the cash distributions from our subsidiaries for our expenses and indebtedness.

We are a holding company and our principal asset is our equity interest in our wholly-owned subsidiaries. As a result, we have no independent means of generating revenue and, accordingly, we are dependent upon the cash distributions from our wholly-owned subsidiaries to pay for our expenses and indebtedness. For example, the repayment of our indebtedness, including the $3.2 billion of unsecured senior notes, will depend in part on our subsidiaries’ generation of cash flows and ability to make such cash available to us, by dividend, debt repayment or otherwise. Subsidiaries that are not guarantors will not have any obligation to pay amounts due on the unsecured senior notes or to make funds available for that purpose. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. In the event that we are unable to receive cash from our subsidiaries, we may be unable to pay dividends or make payments on our indebtedness.

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

In addition, we invest in certain assets, including MSRs and EBOs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and EBOs under secured financing arrangements. Freddie Mac MSRs are pledged through a special purpose entity to secure borrowings under a master repurchase agreement. Fannie Mae and Ginnie Mae MSRs are pledged to special purpose entities, each of which issues variable funding notes, term loans and term notes that are secured by such Fannie Mae or Ginnie Mae assets, as applicable, and repaid through the servicing cash flows. Some of our EBOs are contributed to a special purpose entity, which issues participation certificates pledged to secure borrowings under a master repurchase agreement. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

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

Our various financing agreements require us and/or our subsidiaries to comply with various restrictive covenants and conditions precedent to funding, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Incurring substantial debt subjects us to the risk that our cash flows from operations may be insufficient to repurchase the assets that we have sold under our repurchase agreements or otherwise service the debt incurred under our other financing agreements. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. In addition, the repayment of the unsecured senior notes will depend in part on our restricted subsidiaries’ generation of cash flow and our restricted subsidiaries’ ability to make such cash available to us, by dividend, debt repayment or other means. The unsecured senior note indentures contain additional restrictive covenants that may limit our and our restricted subsidiaries’ ability to engage in specified types of transactions, including our ability and/or the ability of our restricted subsidiaries to:

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

Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows.

We pursue hedging strategies primarily in an effort to mitigate the effect of changes in interest rates on the fair value of our assets. To manage this price risk, we use derivative financial instruments and principal only securities to moderate the risk that changes in market interest rates will result in unfavorable changes in the fair value of our assets, such as prepayment exposure on our MSR investments, interest rate lock commitments (“IRLCs”) and our inventory of loans held for sale. For example, with respect to our IRLCs and inventory of loans held for sale, we may use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. In addition, with respect to our MSRs, we may use MBS forward purchase and sale contracts to address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, options, swaptions and principal only securities to achieve target coverage levels for larger interest rate shocks.

Our hedging activity will vary in scope based on the risks being mitigated, the level of interest rates, the type of investments held, and other changing market conditions. Hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities, and our interest rate hedging may fail to protect or could adversely affect us because, among other things:

●	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

●	available interest rate hedging instruments may not correspond directly with the interest rate risk for which protection is sought;

●	the duration of the hedge may not match the duration of the related liability or asset;

●	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

●	the hedging counterparty owing the money in the hedging transaction may default on its obligation to pay; and

●	we may fail to recalculate, re-adjust and execute hedges in an efficient manner.

Any hedging activity, which is intended to limit losses, may materially and adversely affect our financial position, operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. Further, a liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. The cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to stockholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

The degree of correlation between price movements of the instruments used in hedging strategies and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, we may not establish an effective correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such ineffective correlation may prevent us from achieving the intended hedge and expose us to risk of loss. Numerous regulations currently apply to hedging and any new regulations or changes in existing regulations may significantly increase our administrative or compliance costs. Our derivative agreements generally provide for the daily mark to market of our hedge exposures. If a hedge counterparty determines that its exposure to us exceeds its exposure threshold, it may initiate a margin call and require us to post collateral. If we are unable to satisfy a margin call, we would be in default of our agreement, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and cash flows.

We use estimates in determining the fair value of our investments and for credit decisions. If our estimates prove to be inaccurate, we may be required to write down the fair values of our investments or suffer a loss that could adversely affect our business, financial condition, liquidity and results of operations.

Fair value determinations require many assumptions and complex analyses, especially to the extent there are no active markets for identical assets. For example, the fair value estimate of our MSR investment is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, interest rate changes, costs to service the loans and other market conditions. We use internal financial models that utilize our understanding of inputs used by market participants to value our MSRs to determine the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. We may also encounter analytical results that may be inaccurate or inconsistent inaccurate with other market observations as we update our valuation model.

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

Our credit models are based on numerous estimates and algorithms that evaluate a multitude of factors, including behavioral data, transactional data and employment information, which may not effectively predict whether a mortgage loan defaults or realizes a profit or loss. Our credit models are continuously updated based on new data and changing macroeconomic conditions. If our credit models contain programming or other errors, are ineffective or the data provided by borrowers or third parties is incorrect or stale, or if we are unable to obtain accurate data from borrowers or third parties, our loan process could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans, resulting in loan losses.

The geographic concentration of our servicing portfolio may be affected by weaker economic conditions or adverse events specific to certain regions which could decrease the fair value of our MSRs and adversely affect our business, financial condition, liquidity and results of operations.

A decline in the economy or other negative macroeconomic events in certain real estate markets may cause a decline in the fair value of residential properties. To the extent that states in which we have greater concentrations of business in the future, such as California, Florida and Texas, experience weaker economic conditions or greater rates of decline in real estate values than the United States generally, such concentration may disproportionately decrease the fair value of our MSRs and adversely affect our loan production businesses. The impact of property value declines may increase in magnitude and it may continue for a long period of time. Additionally, if states in which we have greater concentrations of business were to change their licensing or other regulatory requirements to make our business cost-prohibitive, we may be required to stop doing business in those states or may be subject to a higher cost of doing business in those states, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our ownership of mortgage servicing rights exposes us to prepayment, delinquency, interest rate and regulatory risks.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and decrease when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders would be more susceptible to volatility.

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

We may not be able to expand our subservicing business with third parties or enter into additional subservicing agreements on favorable terms.

Our subservicing business with third parties is a growing part of our overall servicing portfolio, however, we may not be able to develop and maintain sufficient subservicing relationships to justify the business expenditures require to offer this service. Under such contracts, the primary servicers for which we conduct subservicing activities may have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. In addition, we may not have control over whether a subservicing client sells off its portfolio or the volume and timing of such sales. If we are unable to grow our subservicing business or if subservicing contracts are terminated with limited notice, then the growth of our subservicing business could be impacted and we could incur significant expenses.

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

Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $29.1 million relating to $413.4 billion in UPB of loans subject to representations and warranties as of December 31, 2024. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT requires us to indemnify it with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT or other purchasers against losses, or repurchase loans from PMT or other purchasers, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation, and regulatory and government proceedings against us and other financial institutions remains high. For example, Black Knight Servicing Technologies, LLC (“Black Knight”) filed a legal claim against us for alleged breach of contract and misappropriation of trade secrets resulting in a final arbitration award against us and a pretax accrual of $158.4 million in fiscal year 2023 and payment of $160.0 million in fiscal year 2024.

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

Our investment management subsidiary manages PMT and could expose us to potential liability, or litigation arising from investor dissatisfaction with PMT’s financial performance or allegations we exercised improper control or influence over PMT. In addition, we are exposed to risks of litigation or investigation relating to transactions with perceived or actual conflicts of interest, and we could be obligated to bear legal, settlement and other costs associated with the defense of such claims (which may be in excess of available insurance coverage). Although we are generally indemnified by PMT, our rights to indemnification may be challenged, and if we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.

We have a number of counterparties and vendors who provide us with financial, technology and other services that are critical to support our businesses. If our current counterparties and vendors were to stop providing services to us on acceptable terms or if we had a disruption in service, we may be unable to procure alternative services from other counterparties or vendors in a timely and efficient manner and on similarly acceptable terms, or at all. Some of these counterparties and vendors have significant operations outside of the United States. If we or our vendors had to curtail or cease operations in these countries due to political unrest or natural disasters and then transfer some or all of these operations to another geographic area, we could experience disruptions in service and incur significant transition costs as well as higher future overhead costs. We may also outsource certain services to vendors located in foreign countries such as India and the Philippines with emerging technology, political and regulatory infrastructures that could result in future business disruptions or reputational damages. With respect to vendors engaged to perform certain servicing activities, we are required to assess their compliance with various regulations and establish procedures to provide reasonable assurance that the vendor’s activities comply in all material respects with such regulations. In the event that a vendor’s activities are not in compliance, it could negatively impact our relationships with our regulators, as well as our business and operations. Further, we may incur significant costs to resolve any such disruptions in service which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Our reputation may also be negatively impacted by our corporate sustainability practices as various private third party organizations and investors have developed ratings processes for evaluating companies on their approach to corporate sustainability matters. Third party corporate sustainability ratings and reports may be used by some investors to advocate for certain investment and voting decisions. In addition, opponents of corporate sustainability programs could oppose our corporate initiatives and advocate for other investment and voting decisions. Any unfavorable corporate sustainability rating or decision may lead to reputational damage and negative sentiment among our investors and other stakeholders.

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

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both proprietary and those provided to us by third party service providers including cloud-based computing service providers. System disruptions and failures caused by unauthorized intrusion, malware, computer viruses, natural disasters and other similar events have interrupted or delayed our ability to provide services to our customers. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems.

Despite our efforts to ensure the integrity of our systems and our investment in significant physical and technological security measures, employee training, contractual precautions, policies and procedures, board oversight and business continuity plans, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently, have become increasingly sophisticated, including through the use of artificial intelligence, and may not be recognized until after such attack has been launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Additionally, third party security events at our vendors or service providers could also impact our data and operations via unauthorized access to information or disruption of services. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as the adoption of standard data protection policies. We are also held accountable for the actions and inactions of our third party vendors and service providers regarding cybersecurity and other consumer-related matters.

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

Many of our services are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including our computer systems, related software applications and cloud-based systems, as well as those of certain third parties and affiliates. Our information systems must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, pandemics, strikes, and other similar events, and our contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our customers, and could also impair the ability of third parties to provide critical services to us. If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business.

Our products rely on software and services from third party vendors and if any of these services became unavailable or unreliable, it could adversely affect the quality and timeliness of services.

We license third party software and depend on services from various third parties for use in our products. For example, we rely on third-party vendors for cloud-based systems and for certain mortgage production and servicing applications. Third party software applications, products, and services are constantly evolving, and we may not be able to maintain or modify our mortgage loan production and servicing offerings to ensure its compatibility with third party offerings following development changes. In addition, some of our competitors, partners, or other service providers may take actions that disrupt the interoperability of our business with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate our business. Loss of the right to use any third party software or services could result in decreased functionality of our products and services until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our reputation and our future financial condition and results of operations.

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

Our success in the mortgage industry is highly dependent upon our ability to adapt to constant technological changes, successfully enhance our current information technology solutions through the use of third party and our proprietary technologies, and introduce new solutions and services that more efficiently address the needs of our customers. We utilize a workflow-driven, cloud-based platform reliant on a third party cloud infrastructure provider and there can be no assurance that our cloud-based platform will prove to be effective or meet the expectations of our customers. Our mortgage loan production businesses are dependent upon our ability to effectively interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. The direct lending processes are becoming more dependent upon technological advances, such as our continued ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other borrower or counterparty-expected conveniences.

We rely on a combination of trademarks, copyrights, and trade secrets, as well as confidentiality and contractual provisions to protect our intellectual property and proprietary technologies. In addition, we also license and utilize third party proprietary technologies and loss of rights to significant third party proprietary technologies may result in decreased product functionality. The development, implementation and protection of our intellectual property and proprietary technologies requires significant human resources and capital expenditures. As these technologies advance and investor and compliance requirements increase in the future, we will need to further develop these technological capabilities to remain competitive, and we will need to implement, execute and maintain them in an operating and regulatory environment that exposes us to significant risk.

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

The development, implementation, maintenance and protection of our proprietary technologies require significant capital and legal expenditures for us to remain competitive.

The development, implementation, maintenance and protection of our proprietary technologies requires significant capital and legal expenditures and we must continuously invest in additional technological capabilities to remain competitive. In addition, protecting our proprietary technologies may be time consuming and expensive. For example, our recent litigation with Black Knight resulted in a final arbitration award against us in which we recognized a pretax accrual of $158.4 million in fiscal year 2023 and payment of $160.0 million in fiscal year 2024. Any failure to develop, implement or maintain our proprietary technological capabilities and any legal costs associated with the protection of our proprietary technologies could have a material adverse effect on our business, financial condition and results of operation.

The development, proliferation and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We believe the development and proliferation of artificial intelligence will have a significant impact in our industry; however, the incipient nature of artificial intelligence presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inadequate, information security vulnerabilities and failure to meet customer expectations, among others. For example, the use of artificial intelligence algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias in the processing and servicing of mortgage loans. While we aim to develop and use artificial intelligence responsibly, we may be unsuccessful in identifying or resolving issues before they arise. Artificial intelligence-related issues, including potential government regulation of artificial intelligence, deficiencies or failures could give rise to legal and regulatory actions, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

Laws and regulations related to artificial intelligence are evolving, and there is uncertainty as to potential adoption of new laws and regulations that may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence. We may receive claims from third parties, including our competitors, alleging that the use of artificial intelligence technology infringes on or violates such third party's intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analyses such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.

We may face significant competition in the market and may be unable to develop and implement artificial intelligence at the same rate to keep pace with our competitors.

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

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service.

Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service. In addition, such adverse conditions and long term physical and environmental changes could impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, or directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Upon the occurrence of a catastrophic event, we may be unable to continue our operations and may endure significant business interruptions, reputational harm, delays in servicing our customers and working with our partners, interruptions in the availability of our technology and systems, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. Catastrophic events may also be uninsurable or not economically insurable and might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed.

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

We deposit substantial funds in financial institutions and may, from time to time, maintain cash balances at such financial institutions in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured amounts. We also hold investments and settled funds in accounts at financial institutions acting as brokers or custodians. In addition, we deposit certain funds owned by third parties, such as escrow deposits, in financial institutions. There was significant volatility and instability among banks and financial institutions in 2023 that led to the failures of multiple banks. Should one or more of the financial institutions at which our deposits are maintained fail, there is no guarantee as to the extent that we would recover the funds deposited, whether through FDIC coverage or otherwise, or the timing of any recovery. In the event of any such failure, we also could be held liable for the funds owned by third parties. Should one or more of the financial institutions acting as brokers or custodians for our investments and settled funds fail, there may be a delay or some uncertainty in our ability to take possession of, or fully recover, all of our investments or settled funds.

Regulatory Risks

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits and examinations by federal and state regulators. Our failure to operate effectively and in compliance with any of these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, our failure to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Further, we may be required to pay substantial penalties imposed by our regulators due to compliance errors, lose our licenses to originate and/or service loans or pay penalties associated with class action lawsuits or other judgments.

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

Because we are not a federally chartered depository institution, we generally do not benefit from federal pre-emption of state mortgage loan banking, loan servicing or debt collection licensing and regulatory requirements and must comply with state licensing and compliance requirements in all 50 states, the District of Columbia and other U.S. territories. These state rules and regulations generally provide for, but are not limited to: originator, servicer and debt collector licensing requirements, requirements as to the form and content of loan agreements and other documentation, employee licensing and background check requirements, fee requirements, interest rate limits, and disclosure and record-keeping requirements.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting fair lending, fair housing and other claims that the practices of lenders and loan servicers result in a disparate impact on protected classes. Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals).

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

Federal and state administrations could enact significant policy changes increasing regulatory scrutiny and enforcement actions in our industry. In particular, the new presidential administration may enact significant policy and regulatory changes that may impact our industry. For example, on January 20, 2025, an executive order established the “Department of Government Efficiency” to reform federal government processes and reduce expenditures that could result in significant changes to federal housing and consumer financial regulatory agencies. Significant changes to federal agency structures, regulatory policies, or housing funding priorities could reduce funding for federal housing programs and increase regulatory uncertainty. Additionally, reforming federal agencies and regulations could fragment federal regulatory oversight among local, state, and federal regulators resulting in additional compliance costs and heightened regulatory uncertainty for our industry.

While it is not possible to predict when and whether significant policy or regulatory changes will occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. To the extent any such state regulator imposes minimum net worth, capital ratio, liquidity standards or other requirements that are overly burdensome, such actions may have a material adverse effect on our business, financial condition, liquidity and results of operations.

The Financial Stability Oversight Council (“FSOC”) and Conference of State Bank Supervisors have been reviewing whether state chartered nonbank mortgage servicers should be subject to “safety and soundness” standards similar to those imposed by federal law on insured depository institutions, even though nonbank mortgage servicers do not have any federally insured deposit accounts. On November 3, 2023, FSOC revised its guidance governing the potential designation of nonbank financial companies for supervision by the Federal Reserve Board and application of prudential standards and an “analytic framework” for identifying, assessing and responding to financial stability risks that could facilitate new nonbank financial company designations. In addition, the FHFA and Ginnie Mae enacted enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

Enforcement of existing or new rules and regulations by the CFPB and state regulators could result in enforcement actions, fines, penalties and reputational harm.

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

The publication and adoption of new and amended laws, regulations and informal guidance by the CFPB could have a substantial impact on our business operations. For instance, the CFPB proposed regulations in 2024 that would greatly impact the manner in which mortgage servicers respond to borrower requests for loss mitigation assistance and advance the foreclosure process during the loss mitigation review cycle, as well as how they communicate with limited English proficiency consumers.

The CFPB has historically supervised, investigated and, where it deemed appropriate, brought aggressive enforcement actions against lenders and servicers the CFPB believes were engaged in activities that violated federal laws and regulations. In addition, examinations by state regulators and enforcement actions in the residential mortgage origination and servicing sectors by state attorneys general have increased and may continue to increase. Failure to comply with the CFPB and state laws, rules or regulations to which we are subject, whether actual or alleged, could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. We acquire mortgage loans from borrowers, brokers and mortgage lenders and assist PMT in acquiring loans through our correspondent production activities that qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae. We, or PMT, also derive other material financial benefits from our Agency relationships, including the assumption of credit risk on certain loans. Significant changes in our Agency relationships could impact our ability to finance and sell mortgage loans and materially impact our revenues and margin.

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

Our ability to generate revenue from newly originated loans that we acquire or assist PMT in acquiring is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. In addition, under certain Agency capital rules, loans sourced from loan aggregators such as ourselves or PMT have higher capital requirements and may incur higher Agency fees for third party originated loans aggregated and delivered to the Agencies as compared to individual loans delivered by third party mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of purchases and sales directly for their own accounts, our business and results of operations could be materially and adversely affected.

We are required to have various Agency approvals and state licenses to conduct our business and failure to maintain our licenses could materially and adversely impact our business, financial condition, liquidity, and results of operations.

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

We are also required to hold the Agency approvals in order to sell loans to the Agencies and service such loans on their behalf. Our failure to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our business activities and could adversely impact our business. We are subject to periodic examinations by federal, state and Agency auditors and regulators, which can result in increases in our administrative costs, and we may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we may lose our licenses. Negative publicity or fines and penalties incurred in one or more jurisdictions may cause investigations or other actions by regulators in other jurisdictions and could adversely impact our business.

Our inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition, liquidity and results of operation.

We are subject to minimum financial eligibility requirements established by the Agencies. For example, the FHFA and Ginnie Mae enacted enhanced minimum net capital and liquidity eligibility requirements for sellers, servicers and issuers. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency loans and MBS and cover the associated financial obligations and risks. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

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

Related Party Risks

PMT is a significant source of financing for, and revenue related to, our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.

PMT currently acquires conventional mortgage loans in connection with our correspondent business for which we earn fulfillment fees. Effective July 1, 2025, we will be the initial purchaser of mortgage loans from our correspondent sellers and PMT will retain the right to purchase up to one hundred percent of all conventional mortgage loans we acquire. As a result of PMT retaining or purchasing a portion of our correspondent production, we are able to conduct our correspondent business without having to incur the significant additional debt financing that would be required for us to purchase all of the loans in the channel from the originating lenders for our own account. We currently purchase all government insured and some conventional loans from PMT at PMT’s cost plus a sourcing fee and fulfill these loans for our own account. We earn interest income and gains or losses during the holding period and upon the sale of these securities, and we retain the MSRs with respect to the loans. If this relationship with PMT is terminated by PMT or PMT reduces the volume of loans it purchases for any reason, we would have to acquire or retain these loans from the correspondent sellers for our own account or incur losses in revenues associated with the fulfillment fees we would have otherwise received from PMT if we were unable to purchase the loans for our own account.

The management agreement, the mortgage banking services agreement and certain of the other agreements that we have entered into with PMT contain cross-termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely have a material adverse effect our business, financial condition, liquidity and results of operations. The terms of these agreements extend until December 31, 2029, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

We expect that PMT will continue to qualify as a REIT for U.S. federal income tax purposes. However, it is possible that PMT may not meet the requirements for qualification as a REIT. If PMT were to lose its REIT status, corporate-level income taxes, would apply to all of PMT’s taxable income at federal and state tax rates. Either of these scenarios would potentially impair PMT’s financial position and its ability to raise capital, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Risks Related to Our Investment Manager

We currently manage assets for a single client, the loss of which would significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

Our management and incentive fees result from our management of PMT. The term of the management agreement that we have entered into with PMT, as amended, expires on December 31, 2029, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement. In the event of a termination of one or more related party agreements by PMT in certain circumstances, we may be entitled to a termination fee under our management agreement. However, the termination of such management agreement and the loss of PMT as a client would significantly affect our investment manager and negatively impact our management fees and incentive fees.

The historical returns on the assets that we select and manage for PMT, and our resulting management and incentive fees, may not be indicative of future results.

The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by PMT. The investment performance that is achieved for the assets that we manage varies over time, and the nature and mix of assets we manage has changed significantly over the past several years. As a result, the change and variance in investment performance can be significant. For example, in fiscal years 2022, 2023 and 2024, we did not earn any performance incentive fees. Accordingly, the management and incentive fees that we have earned in the past should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for PMT.

Changes in regulations applicable to our investment manager could materially and adversely affect our business, financial condition, liquidity and results of operations.

The legislative and regulatory environment in which we operate is constantly evolving. New laws or regulations, or changes in the enforcement of existing laws or regulations, applicable to us and PMT, may adversely affect our business. Our ability to succeed in this environment will depend on our ability to monitor and comply with regulatory changes. Regulatory changes that will affect other market participants are likely to change the way in which we conduct business with our counterparties. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and regulations by governmental authorities, self-regulatory organizations and courts. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be imposed on us or the markets in which we trade, or whether any of the proposals will become law. Compliance with any new laws or regulations could add to our compliance burden and costs and adversely affect the manner in which we conduct business, as well as our financial condition, liquidity and results of operations.

The failure of our investment manager to comply with financial regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.

Our investment manager is required to comply with financial regulations designed to ensure the integrity of the financial markets and to protect investors in any entity that we advise. We are required to maintain an effective compliance program, and are subject to inspection and examinations by the SEC and state regulators. The failure by us or our service providers to comply with applicable laws or regulations, or our failure to design and successfully implement and administer our compliance program, could result in fines, suspensions of individual employees, termination of our registered investment advisor, limitations on engaging in other businesses and other sanctions, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against us or our employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm our reputation.

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

As of December 31, 2024, we have an aggregate of 5.3 million shares of common stock authorized and remaining available for future issuance under our 2022 Equity Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans or future acquisitions would dilute the percentage ownership held by investors who purchase our common stock.

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

General Risks

Our risk management efforts may not be effective in identifying our significant risks and designing and implementing adequate internal controls to mitigate those risks.

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

Developing new products, updating our operational processes and initiating or expanding our business activities may expose us to new risks, regulatory compliance requirements and costs.

Developing new products, updating our operational processes and initiating or expanding our business activities may expose us to new risks, regulatory compliance requirements and costs. For example, our closed-end second lien mortgage loans may result in a higher risk of loss than other loans since our second lien is subordinated to more senior secured loan claims. A closed-end second lien mortgage loan is offered to certain borrowers secured by a second lien on the mortgaged property subordinated to the rights of the first lien mortgage holder as well as other potential senior liens (such as mechanics liens, tax liens, HOA liens, municipal liens and other similar liens and assessments). Due to the priority of the more senior secured claims, the second lien holder may not be able to control the timing, method or procedure of any foreclosure action relating to the closed-end second mortgage loan. In addition, information about the other secured borrowers on the closed-end second mortgage loan may be inaccurate, unavailable or incomplete. Furthermore, any foreclosure or similar proceeds will only be available to satisfy the outstanding balance of a second lien mortgage loan to the extent that the claim of the holders of the first lien and other senior liens have been satisfied in full, including any foreclosure costs. Changes in our operational processes could create issues with our contractual arrangements with PMT, our brokers, our correspondent sellers, and our customers. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed, and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including cloud computing and artificial intelligence. We may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to our clients. In addition, technological advances and heightened e-commerce activities have increased consumers’ access to products and services. This has intensified competition among banks and non-banks in offering and servicing mortgage loans. To the extent we are unable to keep pace with technological advances, we may be unable to compete successfully in our mortgage banking businesses and this could materially and adversely affect our business, financial condition, liquidity and results of operations.

Changes in tax laws may adversely affect us, and the Internal Revenue Service (the “IRS”) or a court may disagree with our tax positions, which may result in adverse effects on our financial condition or the value of our common stock.

Proposed tax changes that may be enacted in the future could impact our current or future tax structure and effective tax rates. The federal government could propose legislation that would further broaden the tax base and limit tax deductions in certain situations. Proposed and future provisions could have a material adverse effect on our tax rate, cash flows, and financial results. There can be no assurance that future tax law changes will not increase the rate of the corporate income tax significantly, impose new limitations on deductions, credits or other tax benefits, or make other changes that may adversely affect our business, cash flows or financial performance. In the absence of additional clarification and guidance from the IRS on certain tax matters, the Company will take positions with respect to a number of unsettled issues. There is no assurance that the IRS or a court will agree with the positions taken by us, in which case tax penalties and interest may be imposed that could adversely affect our business, cash flows or financial performance. In the future, additional guidance may be issued by the IRS, the Department of the Treasury, or other governing body that may significantly differ from our interpretation of the law, which may result in a material adverse effect on our business or financial condition.

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

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition as of the end of fiscal year 2024. Our Risk Factors include further detail about our material cybersecurity risks.

Our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) each have over 25 years of information system experience and are primarily responsible for implementing the Cybersecurity Program and managing our information security personnel and consultants. The CIO has served in a variety of information technology leadership positions in the finance industry and holds a Bachelor of Science in Electrical Engineering. The CISO served in a variety of cybersecurity operations, cybersecurity architecture, and critical infrastructure cybersecurity enhancement programs in the finance industry, the utility industry and in government and holds a Bachelor of Science in Management Information Systems and Decision Sciences.

The Cybersecurity Program, which is integrated into our enterprise risk management framework, assesses, identifies and protects our enterprise information systems, data and business operations from various security threats and contains the following elements:

●	Information Security Risk Assessment - Conducting internal and external risk and control assessment, quality control and assurance testing.

●	Identity and Access Management - Managing enterprise identity and access control systems.

●	Security Architecture - Managing security architecture, including secure code deployment standards, architecture security reviews, and cybersecurity advisory support.

●	Security Engineering - Designing, implementing and operating security technologies, including but not limited to malware protections, security event and incident management, data loss prevention, and phishing defenses.

●	Security Operations - Ensuring continuous operational coverage of security events and alerts, maintaining and executing processes for triage, containment, investigation and escalation/communication and threat intelligence.

●	Attack Surface Management - Managing vulnerability and patch management, network penetration testing, application security testing and exercises, including cybersecurity training, cyber-attack simulations and tabletop exercises with senior management to detect control gaps.

●	Third-Party Assessments - Coordinating, reviewing and analyzing third-party providers’ assessments of the Cybersecurity Program. Internal Audit may also perform a periodic cybersecurity program audit that may be supported by external consulting firms.

●	Third-Party Service Provider Reviews – Identifying and reviewing material risks from cybersecurity threats associated with certain third-party service providers.

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

Enterprise Risk Management Framework and Governance

The Cybersecurity Program is integrated with our enterprise risk management framework and is primarily managed by the CIO, the CISO, and other information security personnel and consultants, and is overseen by risk management, internal audit, senior management and the board of directors to ensure the confidentiality, integrity and the availability of the Company’s enterprise information systems, data and business operations. The Cybersecurity Program utilizes specialized third-party cybersecurity service providers to periodically perform penetration testing across certain internet-facing and business critical applications as well as external and internal network penetration tests.

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

Management Oversight

Our CIO, CISO and other senior executives who oversee the Company’s enterprise IT infrastructure periodically meet in management committees to ensure that our enterprise information systems are protected from internal and external cybersecurity threats by monitoring cybersecurity controls, risk assessments and information system reports. The CIO, CISO and our management committees periodically provide cybersecurity reports about our Cybersecurity Program to senior management, the board of directors and our board committees.

Item 2. Properties

As of December 31, 2024, we have approximately 15 leased facilities in various locations throughout the United States. Our principal executive offices are located at 3043 & 3059 Townsgate Road, Westlake Village, California 91361 and total approximately 66,000 of leased square feet. Our business segment operations and support offices are primarily in the following locations in the United States:

●	Our production segment is primarily located in California, Texas, Florida, Arizona, Missouri and North Carolina.

●	Our servicing segment is primarily located in California, Texas and Nevada.

●	Our corporate operations are primarily located in California and Texas.

We believe that our current facilities are sufficient for the operation of our business. We periodically review our space requirements and we look to expand into new facilities if necessary or consolidate and exit facilities we no longer need, as and when appropriate.

The financial commitments of our leases are disclosed in Note 13— Leases to our consolidated financial statements included in Item 8 of this Report.

Item 3. Legal Proceedings

From time to time, we may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, we currently believe that the ultimate disposition of any such pending proceedings and exposure will not have, individually or taken together, a material adverse effect on our financial condition, results of operations, or cash flows. See Note 19 — Commitments and Contingencies, to the financial statements contained in this Report for a discussion of legal proceedings that are incorporated by reference into this Item 3.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of February 14, 2025, our shares of common stock were held by 28 holders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
October 1, 2024 – October 31, 2024	—	$—	—	$212,338,815
November 1, 2024 – November 30, 2024	—	$—	—	$212,338,815
December 1, 2024 – December 31, 2024	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, our board of directors approved an increase to our common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase our common stock during the quarter ended December 31, 2024.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Report. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the section titled “Risk Factors” included elsewhere in this Report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2024
			Percentage of total
Level/Description		Carrying value of assets	Assets	Stockholders' equity
		(in thousands)
1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$437,339	2%	11%
2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	8,649,568	33%	226%
3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgements about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	9,250,503	35%	242%
Total assets measured at or based on fair value (1)		$18,337,410	70%	479%
Total assets		$26,086,887
Total stockholders' equity		$3,829,651
(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the asset at its fair value.

At December 31, 2024, $18.3 billion or 70% of our total assets were carried at fair value on a recurring basis and $15.0 million (real estate acquired in settlement of loans (“REO”)), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment of individual properties.

Changes in fair value of our holdings of assets carried at fair value have significant effects on our financial position and income. As summarized above, changes in fair values of “Level 1” and “Level 2” fair value assets are determinable with reference to direct quotes in active markets on the measurement date in the case of “Level 1” fair value assets, or reference to publicly available pricing inputs (such as reference interest rates and credit spreads and prices of similar assets) in the case of “Level 2” fair value assets.

$9.3 billion or 35% of our total assets are measured using “Level 3” fair value inputs – significant inputs where there is difficulty observing the inputs used by market participants to establish fair value. Different approaches to valuing those assets or changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

During the three years ended December 31, 2024, we recognized significant changes in the fair value of our holdings of “Level 3” fair value assets and liabilities as shown below:

	Interest		Mortgage	Mortgage
Year ended	rate lock	Loans held	servicing	servicing		Pre-tax
December 31,	commitments	for sale	rights (1)	liabilities (1)	Total	Income

	(positive (negative) effects on net revenues in thousands)
2024	$38,645	105,508	407,423	(35)	$551,541	$401,026
2023	$130,424	68,773	56,757	50	$256,004	$183,631
2022	$(624,905)	(66,639)	877,324	347	$186,127	$665,247
(1)	Excludes changes in fair value attributable to realization of cash flows.

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

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our valuation process includes performance of these items’ fair value estimation by specialized staff with significant senior management oversight. We have assigned the responsibility for estimating the fair values of non-interest rate lock commitment (“IRLC”) “Level 3” fair value assets and liabilities to our capital markets valuation staff, which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non- IRLC assets and liabilities. The capital markets valuation staff submits the results of its valuations to our senior management valuation subcommittee, which oversees the valuations. Our senior management valuation subcommittee includes the Company’s chief financial, credit, and capital markets officers as well as other senior members of the Company’s finance, capital markets and risk management staffs.

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

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on loans held for sale at fair value for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2024, we held $33.6 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2024:

Change in input (1)	Effect on fair value of IRLC of a change in pull-through rate (2)
(in thousands)
(20)%	$(8,522)
(10)%	$(4,255)
(5)%	$(2,122)
5%	$2,473
10%	$4,784
20%	$9,133
(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

(2)	This analysis holds constant all of the other inputs to show an estimate of the effect on fair value of a change in the pull-through rate. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore, this analysis is not a projection of the effects of a shock event or a change in our estimate of an input and should not be relied upon as an earnings projection.

Loans Held for Sale

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of Net gains on loans held for sale at fair value. How we estimate the fair value of loans is based on whether the loans are saleable into active markets with observable fair value inputs.

●	We categorize loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such loans using their quoted market price or market price equivalent. At December 31, 2024, we held $7.8 billion of such loans.

●	We categorize loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value loans are comprised of:

-	Closed-end second lien mortgage loans. We produce closed-end second lien mortgage loans that do not have an active market with observable inputs that are significant to the estimation of their fair value. At December 31, 2024, we held $272.3 million at fair value of such loans.

-	Ginnie Mae early buyout (“EBO”) loans. We may purchase certain delinquent government guaranteed or insured loans from Ginnie Mae guaranteed securitizations included in our loan servicing portfolio.

Our right to purchase such loans arises as the result of the loan being at least three months delinquent when we buy the loan. Our ability to purchase delinquent loans provides us with an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans are referred to as EBO loans and may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when a repurchased loan either becomes current through completion of a modification of its terms or otherwise after three months of timely payments and when the issuance date of the new security into which the loan is placed is at least 120 days after the date the loan was last delinquent. At December 31, 2024, we held $145.0 million at fair value of such loans.

-	Loans with defects. Certain of our loans may become non-saleable into active markets due to our identification of one or more defects or we may repurchase defective loans subject to representations and warranties. At December 31 2024, we held $16.7 million at fair value of such loans.

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

Mortgage Servicing Rights and Mortgage Servicing Liabilities

MSRs and MSLs represent the fair value assigned to contracts that obligate us to service the mortgage loans on behalf of the owners of the mortgage loans in exchange for servicing fees and the right to collect certain ancillary income. We recognize MSRs and MSLs at our estimate of the fair value of the contract to service the loans.

We include changes in fair value of MSRs and MSLs in current period income as a component of Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities. Both our estimate of the change in fair value attributable to realization of cash flows and of other changes in fair value are affected by changes in fair value inputs. In the year ended December 31, 2024, we recognized a $433.3 million net decrease in fair value of MSRs and MSLs: $840.7 million of decrease due to realization of cash flows underlying the fair value of MSRs and MSLs, partially offset by $407.4 million of increase due to changes in fair value inputs.

We estimate fair value of MSRs and MSLs using a discounted cash flow approach. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs and MSLs are the prepayment speed, pricing spread (a component of discount rate) and annual per-loan cost of servicing.

A shift in the market for MSRs and MSLs or a change in our assessment of an input to the valuation of MSRs and MSLs can have a significant effect on their fair value and in our income for the period. The net fair value of MSRs and MSLs that we held at December 31, 2024 was $8.7 billion.

Following is a summary of the effect on fair value of MSRs of various changes to these key inputs at December 31, 2024:

	Effect on fair value of MSRs and MSLs of a change in input value (1)
Change in input	Prepayment speed	Pricing spread	Servicing cost

	(in thousands)
(20)%	$550,512	$484,627	$195,321
(10)%	$265,635	$235,896	$97,661
(5)%	$130,541	$116,402	$48,830
5%	$(126,224)	$(113,419)	$(48,830)
10%	$(248,349)	$(223,960)	$(97,661)
20%	$(481,100)	$(436,805)	$(195,321)
(1)	This analysis holds constant all of the inputs other than the input that is being changed in order to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore, these analyses are not projections of the effects of a shock event or a change in our estimate of an input and should not be relied upon as earnings projections.

Accounting Developments

Refer to Note 3 – Significant Accounting Policies ‒ Recently Issued Accounting Pronouncements to our

consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.

Business Trends

The U.S. Federal Reserve has reduced the federal funds rate somewhat from its highest level since 2007 as inflationary pressures have abated, and longer-term interest rates remain near their most elevated levels in recent years. Elevated interest rates have constrained growth in the size of the mortgage origination market, which grew slightly from $1.5 trillion in 2023 to an estimated $1.7 trillion in 2024, and is expected to grow modestly to $2.0 trillion in 2025 according to mortgage industry economists.

Fluctuating interest rates and an increasing number of mortgage loans outstanding with interest rates near current levels have led to an increasing opportunity for refinancing, which has driven increased mortgage production activity in the most recent year and also led to increasing prepayment speeds on our mortgage servicing portfolio from the historically slow prepayment speeds experienced in 2023. Higher interest rate levels have increased the costs of floating rate borrowings as well as interest income from placement fees we receive relating to custodial funds that we manage on deposits and loans held for sale as compared to the prior year. However, these items will be impacted in future periods by the reductions to the federal funds rate that the Federal Reserve has recently put into place. We continued our acquisition of conventional loans from PMT and expect to purchase more such loans from PMT through the second quarter of 2025.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands except per share amounts)
Revenues:
Loan production revenues (1)	$1,029,359	$719,887	$1,029,483
Net loan servicing fees	533,655	642,600	951,329
Management fees from PennyMac Mortgage Investment Trust	28,623	28,762	31,065
Net interest expense	(25,782)	(4,853)	(41,365)
Other	27,876	15,260	15,243
Total net revenues	1,593,731	1,401,656	1,985,755
Expenses:
Compensation	632,738	576,964	735,231
Loan origination	164,092	114,500	173,622
Technology	149,547	143,152	139,950
Servicing	105,997	69,433	59,628
Professional services	37,992	60,521	73,270
Legal settlements	1,591	162,770	4,649
Other	100,748	90,685	134,158
Total expenses	1,192,705	1,218,025	1,320,508
Income before provision for income taxes	401,026	183,631	665,247
Provision for income taxes	89,603	38,975	189,740
Net income	$311,423	$144,656	$475,507
Earnings per share
Basic	$6.11	$2.89	$8.96
Diluted	$5.84	$2.74	$8.50
Return on average stockholders' equity	8.5%	4.1%	13.8%
Dividends declared per share	$1.00	$0.80	$0.80
Income before provision for income taxes by segment and corporate and other:
Production	$311,231	$116,078	$130,799
Servicing	205,002	368,392	731,213
Corporate and other	(115,207)	(300,839)	(196,765)
	$401,026	$183,631	$665,247
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (2)	$1,076,393	$701,162	$591,055
During the year:
Interest rate lock commitments issued	$114,813,116	$92,766,499	$80,143,406
Unpaid principal balance of loans produced or fulfilled for PMT	$115,819,663	$99,435,041	$109,115,829
Common stock closing per share prices:
High	$116.58	$92.93	$70.10
Low	$83.31	$55.82	$39.73
At end of year	$101.38	$88.37	$56.66
At end of year:
Interest rate lock commitments outstanding	$7,801,677	$6,349,628	$7,009,119
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$426,074,748	$370,269,011	$314,600,796
Loans held for sale	8,128,914	4,294,689	3,498,214
	434,203,662	374,563,700	318,099,010
Subserviced for:
PMT	230,753,581	232,653,069	233,575,672
U.S. Department of Veterans Affairs	806,584	—	—
	231,560,165	232,653,069	233,575,672
	$665,763,827	$607,216,769	$551,674,682

Net assets of PennyMac Mortgage Investment Trust	$1,938,500	$1,957,090	$1,962,815
Book value per share	$74.54	$70.52	$69.44
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the years indicated:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Net income	$311,423	$144,656	$475,507
Provision for income taxes	89,603	38,975	189,740
Income before provision for income taxes	401,026	183,631	665,247
Depreciation and amortization	55,984	53,214	34,409
Increase in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(407,388)	(56,807)	(877,671)
Hedging losses associated with MSRs	832,483	236,778	631,484
Stock‑based compensation	20,868	27,582	42,552
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	184,304	98,396	95,034
Effect of non-recurring gain from joint venture and arbitration accrual	(10,884)	158,368	—
Adjusted EBITDA	$1,076,393	$701,162	$591,055

Comparison of the years ended December 31, 2024, 2023 and 2022

Income Before Provisions for Income Taxes

In the year ended December 31, 2024, we recorded income before provision for income taxes of $401.0 million, an increase of $217.4 million, or 118% from 2023. The increase was due to a $309.5 million increase in production revenues (net gains on sales of loans, loan origination fees and fulfillment fees) primarily due to higher production volumes and gain on sale margins and a $25.3 million decrease in total expenses, partially offset by a $108.9 million decrease in Net loan servicing fees reflecting decreased valuation of our MSRs, net of hedging results primarily due to higher hedging costs. The decrease in the total expense was primarily due to decreases in legal settlements and professional services relating to a claim against us by Black Knight Servicing Technologies, LLC, partially offset by increases in compensation, loan origination and servicing expenses.

In the year ended December 31, 2023, we recorded income before provision for income taxes of $183.6 million, a decrease of $481.6 million or 72% from 2022. The decrease was due to a $309.6 million decrease in production revenues primarily due to lower production volume and a shift in the mix of production to lower margin channels and a $308.7 million decrease in Net loan servicing fees reflecting decreased valuation of our MSRs, net of hedging results, partially offset by a $102.5 million decrease in total expenses. The decrease in the total expense was primarily due to a $246.5 million reduction in compensation, loan origination and marketing and advertising expenses, partially offset by a $158.1 million increase in legal settlements. The increase in legal settlements expense reflects an arbitrator’s finding in a claim made against us by Black Knight Servicing Technologies, LLC. This claim, which is discussed in detail in Note 19–Commitments and Contingencies to the consolidated financial statements included in this Report, resulted in a charge to our results of operations of $115.8 million net of income taxes or a reduction to earnings per diluted share of common stock of $2.20.

Net gains on loans held for sale at fair value

In the year ended December 31, 2024, we recognized Net gains on loans held for sale at fair value totaling $817.4 million, as compared to $545.9 million and $791.6 million in 2023 and 2022, respectively. The increase in Net gains on loans held for sale at fair value for the year ended December 31, 2024 compared to 2023 was primarily due to increased volumes and gain on sale margins across all production channels. The decrease in Net gains on loans held for sale at fair value for the year ended December 31, 2023 compared to 2022 was primarily due to decreased production volumes and gain on sale margins and lower EBO loan redelivery gains due to reduced reperformance and modifications and diminished redelivery margins.

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(1,731,125)	$(1,337,613)	$(2,128,195)
Hedging activities	495,429	(99,515)	1,347,843
Total cash losses	(1,235,696)	(1,437,128)	(780,352)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of year:
Interest rate lock commitments	(56,028)	63,749	(296,349)
Loans	71,226	(71,425)	188,849
Hedging derivatives	(244,124)	146,456	(20,879)
	(228,926)	138,780	(128,379)
Mortgage servicing rights resulting from loan sales	2,280,830	1,849,957	1,718,094
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(16,486)	(12,997)	(9,617)
Reductions in liability due to changes in estimate	13,579	9,115	8,451
Total non-cash gains	2,048,997	1,984,855	1,588,549
Total gains on sale from non-affiliates	813,301	547,727	808,197
From PennyMac Mortgage Investment Trust	4,067	(1,784)	(16,564)
	$817,368	$545,943	$791,633
During the year:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$58,134,977	$50,202,197	$57,882,469
Conventional conforming loans	52,781,188	41,388,408	22,060,564
Jumbo loans	2,190,238	154,899	98,158
Closed-end second lien mortgage loans	1,706,713	1,020,995	102,215
	$114,813,116	$92,766,499	$80,143,406
By production channel:
Correspondent	$83,669,855	$73,949,658	$51,592,641
Broker direct	17,424,790	11,149,351	9,625,043
Consumer direct	13,718,471	7,667,490	18,925,722
	$114,813,116	$92,766,499	$80,143,406
At end of year:
Loans held for sale at fair value	$8,217,468	$4,420,691	$3,509,300
Commitments to fund and purchase loans	$7,801,677	$6,349,628	$7,009,119

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

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 279% of our gain on sale of loans at fair value for the year ended December 31, 2024, as compared to 338% and 217% in 2023 and 2022, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods.

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

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our credit risk administration staff and presented each quarter to our Management Risk Committee that includes our senior executives and senior management in our loan production, loan servicing, and credit risk management areas.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically assess the adequacy of our recorded liability.

In the years ended December 31, 2024, 2023, and 2022 we recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $16.5 million, $13.0 million, and $9.6 million, respectively. The increase in provision relating to current loan sales from the year ended December 31, 2024 compared to the year ended December 31, 2023 reflects the increase in our loan production in 2024. The increase in the provision relating to current loan sales in the year ended December 31, 2023 compared to 2022 was primarily attributable to an increase in loans sold and a change in the mix between government guaranteed or insured loans and conventional loans during 2023.

We also recorded reductions in the liability relating to previously sold loans of $13.6 million, $9.1 million, and $8.5 million, for the years ended December 31, 2024, 2023 and 2022, respectively. The reductions in the liability relating to previously sold loans resulted from those loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of mortgage loan repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
During the year:
Indemnification activity:
Loans indemnified at beginning of year	$75,724	$35,961	$15,079
New indemnifications	32,559	43,469	24,016
Less indemnified loans sold, repaid or refinanced	6,416	3,706	3,134
Loans indemnified at end of year	$101,867	$75,724	$35,961
Repurchase activity:
Total loans repurchased	$89,749	$50,327	$93,011
Less:
Loans repurchased by correspondent lenders	58,855	23,327	32,660
Loans repaid by borrowers or resold	24,335	72,511	54,044
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$6,559	$(45,511)	$6,307
Losses charged to liability for representations and warranties	$4,566	$5,515	$12,266

At end of year:
Unpaid principal balance of loans subject to representations and warranties	$413,382,503	$354,423,684	$296,774,121
Liability for representations and warranties	$29,129	$30,788	$32,421

In the year ended December 31, 2024, we repurchased loans with unpaid principal balances totaling $89.7 million and charged $4.6 million in net incurred losses relating to repurchases against our liability for representations and warranties. Our losses arising from representations and warranties have historically been reduced by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies are adjusted, the level of repurchase and loss activity may increase. Furthermore, as economic conditions, such as interest rates, home values and borrower default rates change, our realized loss rates may increase. Such increases may require us to adjust our estimate of future losses relating to loans previously sold. Such increased loss estimates would be recognized in Net gains on loans held for sale at fair value in the period we recognize the change.

The increases in market interest rates in recent years have affected certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans. Though the U.S. Federal Reserve has cut the federal funds rate in recent months, interest rates remain elevated. Increasing interest rates may also increase the level of borrower defaults, increasing the level of repurchases we are required to make, and may make it more difficult to minimize losses on repurchased loans due to decreasing fair values for resales of loans and reduced opportunities to refinance loans. We expect that this development will increase the losses we incur in relation to our representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb the losses we currently expect to incur.

Loan origination fees

Following is a summary of our loan origination fees:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Loan origination fee revenue	$185,700	$146,118	$169,859
Unpaid principal balance of loans purchased and originated for sale to non-affiliates	$102,373,179	$84,536,740	$72,025,798

Loan origination fees increased $39.6 million in the year ended December 31, 2024 compared to 2023, primarily due to increases in volume across all production channels. Loan origination fees decreased $23.7 million in the year ended December 31, 2023 compared to 2022, primarily due to a decrease in the volume of consumer direct loans we produced.

Fulfillment fees from PennyMac Mortgage Investment Trust

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Fulfillment fee revenue	$26,291	$27,826	$67,991
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$13,446,484	$14,898,301	$37,090,031
Average fulfillment fee rate (in basis points)	20	19	18

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. We charge fulfillment fees based on the number of loans we lock and fulfill for PMT.

Fulfillment fees decreased $1.5 million and $40.2 million in the years ended December 31, 2024 and 2023, respectively, compared to 2023 and 2022, respectively, primarily due to decreases in correspondent loan production volumes for PMT’s account that reflect our increased purchases of conventional correspondent loans from PMT.

Net loan servicing fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Loan servicing fees	$1,799,480	$1,484,946	$1,228,637
Effects of MSRs and MSLs net of hedging results	(1,265,825)	(842,346)	(277,308)
Net loan servicing fees	$533,655	$642,600	$951,329

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
From non-affiliates	$1,529,452	$1,268,650	$1,054,828
From PennyMac Mortgage Investment Trust	83,252	81,347	81,915
Other:
Late charges	85,390	65,781	48,166
Other	101,386	69,168	43,728
	186,776	134,949	91,894
	$1,799,480	$1,484,946	$1,228,637
Average UPB of loans serviced:
MSRs and MSLs	$396,588,047	$338,373,762	$297,207,950
Subservicing	$231,303,048	$234,303,254	$226,817,005

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

The increases in loan servicing fees from non-affiliates for the year ended December 31, 2024, compared to 2023 and 2022, were primarily due to growth of our loan servicing portfolio. The increase in other loan servicing fees for the year ended December 31, 2024 compared to 2023 and 2022 were primarily due to growth in late charges and in incentive fees we receive for effecting modifications of delinquent loans.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities Net of Hedging Results

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs.

Change in fair value of MSR, MSL and ESS and the related hedging results are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$407,388	$56,807	$877,671
Hedging results	(832,483)	(236,778)	(631,484)
	(425,095)	(179,971)	246,187
Changes in fair value attributable to realization of cash flows	(840,730)	(662,375)	(523,495)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(1,265,825)	$(842,346)	$(277,308)
Average balances:
Mortgage servicing rights	$7,828,518	$6,552,321	$5,117,835
Mortgage servicing liabilities	$1,724	$1,938	$2,397
At end of year:
Mortgage servicing rights	$8,744,528	$7,099,348	$5,953,621
Mortgage servicing liabilities	$1,683	$1,805	$2,096

Changes in fair value of MSRs and MSLs attributable to changes in fair value inputs increased in the year ended December 31, 2024 compared to 2023 primarily due to the effect on fair value of a significant increase in interest rates during 2024 as compared to 2023. Changes in fair value of MSRs and MSLs attributable to changes in fair value inputs decreased in the year ended December 31, 2023 compared to 2022 primarily due to the smaller increase in interest rates in 2023 as compared to 2022. Increasing interest rates reduce the rate of prepayments of the underlying loans associated with the servicing rights, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate increases on the fair value of the hedging instruments, as well as the embedded costs of maintaining the hedge positions in the years ended December 31, 2024, 2023 and 2022.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. Realization of cash flows increased in the year ended December 31, 2024 compared to 2023 and 2022 primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	December 31,
	2024	2023

	(in thousands)
Prime servicing:
Owned:
Mortgage servicing rights and liabilities
Originated	$410,393,342	$352,790,614
Purchased and assumed	15,681,406	17,478,397
	426,074,748	370,269,011
Loans held for sale	8,128,914	4,294,689
	434,203,662	374,563,700
Subserviced for:
PMT	230,745,995	232,643,144
U.S. Department of Veterans Affairs (1)	806,584	—
	231,552,579	232,643,144
Total prime servicing	665,756,241	607,206,844
Special servicing subserviced for PMT	7,586	9,925
Total loans serviced	$665,763,827	$607,216,769
Delinquencies:
Owned servicing:
30-89 days	$17,933,800	$14,414,423
90 days or more	9,023,217	7,635,817
	$26,957,017	$22,050,240
Subservicing:
30-89 days	$2,673,329	$2,208,302
90 days or more	1,319,190	1,128,212
	$3,992,519	$3,336,514
(1)	Represents previously delinquent loans that have been purchased by the VA pursuant to the Veterans Affairs Servicing Purchase program where servicing is expected to be transferred to the VA’s selected servicer for this program.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of December 31, 2024:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$149,364,086	713	4.5%	46	317	$209	681	93%	69%	6.0%
VA	125,243,750	457	3.8%	39	319	$274	730	90%	70%	2.2%
USDA	20,791,639	140	4.0%	59	305	$148	700	98%	65%	5.8%
Government-sponsored entities:
Fannie Mae	53,615,110	170	5.0%	27	318	$316	763	74%	63%	0.6%
Freddie Mac	68,644,789	210	5.3%	21	325	$327	759	75%	66%	0.7%
Closed-end second lien mortgage loans	1,369,048	17	9.8%	10	249	$80	743	19%	18%	0.2%
Other (3)	7,046,326	19	6.7%	11	348	$377	773	74%	70%	0.2%
	$426,074,748	1,726	4.5%	38	319	$247	721	87%	67%	3.2%
(1)	Loan-to-Value

(2)	MSRs and MSLs on government insured and guaranteed loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.

(3)	Represents MSRs on conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Interest income:
Cash and short-term investment	$56,252	$68,457	$19,839
Principal-only stripped mortgage-backed securities	26,035	—	—
Loans held for sale at fair value	326,697	279,506	172,124
Placement fees relating to custodial funds	383,798	284,877	102,099
Other	784	84	—
	793,566	632,924	294,062
Interest expense:
Short-term debt	410,381	295,418	112,773
Long-term debt	348,465	309,481	174,847
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	46,385	21,538	40,741
Interest on mortgage loan impound deposits	11,298	9,795	7,066
Other	2,819	1,545	—
	819,348	637,777	335,427
	$(25,782)	$(4,853)	$(41,365)

Net interest expense increased $20.9 million in the year ended December 31, 2024 compared to 2023. The increase was primarily due to:

●	an increase of $153.9 million in interest expense on borrowings due to the growth in our balance sheet and an increase in the leverage of our balance sheet;

●	an increase of $24.8 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to decreased interest rates during part of 2024 (when a borrower repays a loan, we are frequently responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of the date the borrower repays the loan); and

●	a decrease of $ 12.2 million in interest income from cash balances reflecting lower average balances; partially offset by

●	an increase of $98.9 million in placement fees we receive relating to custodial funds that we manage due to increased average outstanding balances and higher average placement fee rates;

●	an increase of $47.2 million in interest income from loans held for sale reflecting higher average levels of inventory; and

●	an increase of $26.0 million in interest income from principal-only stripped mortgage-backed securities purchased in 2024.

Net interest expense decreased $36.5 million in the year ended December 31, 2023 compared to 2022. The decrease was primarily due to:

●	an increase of $182.8 million in placement fees we receive relating to custodial funds that we manage due to increased placement fees;

●	an increase of $107.4 million in interest income from loans held for sale reflecting higher average levels of inventory and interest rates;

●	an increase of $48.6 million in interest income from cash and short-term investment balances reflecting increasing interest rates; and

●	a decrease of $19.2 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting decreased loan payoffs as a result of decreased borrower refinancing activity due to the higher interest rates; partially offset by

●	an increase of $317.3 million in interest expense on borrowings due to the higher interest rate environment, growth in our balance sheet and an increase in the leverage of our balance sheet.

Management fees are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Base management	$28,623	$28,762	$31,065
Average net assets of PMT during the year	$1,908,287	$1,917,642	$2,079,851

Management fees decreased $139,000 and $2.3 million in the year ended December 31, 2024 and 2023 compared to 2023 and 2022, respectively, reflecting the decrease in PMT’s average shareholders’ equity upon which its base management fees are based.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands)
Salaries and wages	$386,782	$369,945	$445,779
Severance	890	7,637	18,797
Incentive compensation	143,317	95,790	135,461
Taxes and benefits	80,881	76,010	92,642
Stock and unit-based compensation	20,868	27,582	42,552
	$632,738	$576,964	$735,231
Head count:
Average	4,107	4,115	5,508
Year end	4,455	3,914	4,135

Compensation expense increased $55.8 million in the year ended December 31, 2024, compared to 2023. The increase was primarily due to an increase in performance-based incentives in our mortgage banking business resulting from higher loan origination volumes and higher achievement of profitability targets as well as increases in cost of salaries.

Compensation expense decreased $158.3 million in the year ended December 31, 2023, compared to 2022 primarily due to work force reductions necessitated by reductions in loan production and decreased incentive compensation accruals due to reduced staffing levels and lower achievement of profitability targets.

Loan origination

Loan origination expense increased $49.6 million in the year ended December 31, 2024 compared to 2023 due to increased lending activities and decreased $59.1 million in the year ended December 31, 2023, compared to 2022 due to decreased lending activities.

Servicing

Servicing expense increased $36.6 million in the year ended December 31, 2024 compared to 2023 primarily due to an increase in provision for losses on servicing advances resulting from higher delinquent loan balances during the year ended December 31, 2024 compared to 2023. Servicing expense increased $9.8 million in the year ended December 31, 2023 compared to 2022 primarily due to the non-recurrence in 2023 of the reversal of the provision for estimated servicing advance losses that was recognized during 2022 as COVID-19 related delinquencies decreased significantly.

Provision for income taxes

For the years ended December 31, 2024, 2023 and 2022, our effective income tax rates were 22.3%, 21.2%, and 28.5%, respectively. The effective income tax rate for 2024 is lower than our booking tax rate primarily due to the effect of the repricing of the net deferred tax liability resulting from a decrease in the booking tax rate. The lower effective income tax rate for 2023 is primarily due to the permanent differences impact of an increase in deductible compensation along with the reduction in the future tax rate for some states. The decrease in the 2023 effective income tax rate is further emphasized by the decrease in income before income taxes.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2024	2023

	(in thousands)
ASSETS
Cash and short-term investment	$659,035	$948,639
Principal-only stripped mortgage-backed securities	825,865	—
Loans held for sale at fair value	8,217,468	4,420,691
Derivative assets	113,076	179,079
Servicing advances, net	568,512	694,038
Investments in and advances to affiliates	31,150	30,383
Mortgage servicing rights at fair value	8,744,528	7,099,348
Loans eligible for repurchase	6,157,172	4,889,925
Other	770,081	582,460
Total assets	$26,086,887	$18,844,563

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$9,181,719	$4,210,010
Long-term debt	5,213,004	4,393,066
	14,394,723	8,603,076
Liability for loans eligible for repurchase	6,157,172	4,889,925
Income taxes payable	1,131,000	1,042,886
Other	574,341	770,073
Total liabilities	22,257,236	15,305,960
Stockholders' equity	3,829,651	3,538,603
Total liabilities and stockholders' equity	$26,086,887	$18,844,563
Leverage ratios:
Total debt / Stockholders' equity	3.8	2.4
Total debt / Tangible stockholders' equity (1)	3.9	2.5
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $7.2 billion from $18.8 billion at December 31, 2023 to $26.1 billion at December 31, 2024. The increase was primarily due to a $3.8 billion increase in loans held for sale at fair value, a $1.6 billion increase in MSRs, a $1.3 billion increase in loans eligible for repurchase and a $825.9 million increase in principal-only stripped MBS at fair value, partially offset by a $289.6 million decrease in cash and short-term investments.

Total liabilities increased by $7.0 billion from $15.3 billion as of December 31, 2023 to $22.3 billion at December 31, 2024. The increase was primarily due to a $5.8 billion increase in borrowings to fund our inventory of loans held for sale and MSRs and a $1.3 billion increase in liability for loans eligible for repurchase.

Cash Flows

Our cash flows for the three years ended December 31, 2024 are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Operating	$(4,533,270)	$(1,582,219)	$6,033,235
Investing	(1,887,955)	(273,288)	(721,582)
Financing	5,721,336	1,465,339	(4,323,207)
Net (decrease) increase in cash	$(699,889)	$(390,168)	$988,446

Operating activities

Net cash (used in) provided by operating activities totaled $(4.5) billion, $(1.6) billion, and $6.0 billion in the years ended December 31, 2024, 2023, and 2022, respectively. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Cash flows from:
Loans held for sale	$(5,273,630)	$(2,190,009)	$5,676,655
Other operating sources	740,360	607,790	356,580
	$(4,533,270)	$(1,582,219)	$6,033,235

Investing activities

Net cash used in investing activities was $1.9 billion in the year ended December 31, 2024, primarily comprised of $935.4 million in purchases of principal-only stripped mortgage-backed securities, $702.6 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, a $410.3 million increase in short-term investment and a $116.3 million increase in margin deposits, partially offset by $298.7 million received from the sale and repayment of mortgage-backed securities.

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

Financing activities

Net cash provided by financing activities was $5.7 billion in the year ended December 31, 2024, primarily due to a $5.0 billion increase in short-term borrowings and an $825.0 million increase in long-term borrowings. The increase in borrowings reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

On October 28 2024, the Company, PFSI ISSUER TRUST - FMSR and PLS, entered into a new VFN repurchase agreement, as part of the structured finance transaction that PLS uses to finance Fannie Mae mortgage servicing rights and related excess servicing spread and servicing advance receivables with Goldman Sachs Bank, USA, as administrative agent and as buyer. The maximum purchase price available from Goldman Sachs Bank, USA under the repurchase agreement is $225 million and the initial term is set to expire on October 28, 2026 with the outstanding purchase price amortized over the following 12 months.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Average balance	$5,474,998	$3,701,448	$2,580,513
Maximum daily balance	$8,591,735	$6,358,007	$7,289,147
Balance at year end	$8,692,756	$3,769,449	$3,004,690

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

We are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity requirements and revised their net worth requirements for their approved non-depository single-family sellers/servicers or issuers, and Ginnie Mae has also issued risk-based capital requirements. We believe that we are in compliance with the FHFA and Ginnie Mae requirements as of December 31, 2024.

On August 4, 2021, our Board of Directors increased our common stock repurchase program from $1 billion to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through December 31, 2024, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

Debt Obligations

As described further above in “Liquidity and Capital Resources,” we currently finance certain of our assets through short-term borrowings with major financial institutions in the form of sales of assets under agreements to repurchase and mortgage loan participation purchase and sale agreements. We access the capital market for long-term debt through the issuance of secured notes payable and Unsecured Notes. The issuer under our secured term note facilities is PLS or a wholly-owned issuer trust guaranteed by PNMAC. In addition, PFSI has issued Unsecured Notes guaranteed by certain of its restricted wholly-owned subsidiaries.

PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2024, we believe we were in compliance in all material respects with these covenants.

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

Our borrowings have maturities as follows:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Atlas Securitized Products, L.P.	$1,763,756	$1,763,756	$300,000	June 26, 2026
Bank of America, N.A.	$1,254,932	$1,425,000	$700,000	June 10, 2026
JP Morgan Chase Bank, N.A.	$874,664	$1,000,000	$50,000	June 28, 2026
Royal Bank of Canada	$785,597	$1,000,000	$325,000	November 10, 2025
BNP Paribas	$568,790	$600,000	$250,000	September 30, 2026
Wells Fargo Bank, N.A.	$519,104	$600,000	$300,000	October 15, 2025
Morgan Stanley Bank, N.A.	$472,659	$600,000	$250,000	May 22, 2026
Citibank, N.A.	$455,426	$800,000	$450,000	June 11, 2026
Barclays Bank PLC	$254,750	$300,000	$250,000	March 6, 2026
Goldman Sachs Bank USA	$171,624	$200,000	$100,000	December 8, 2025
JP Morgan Chase Bank, N.A. (EBO facility)	$24,672	$500,000	$—	June 9, 2025
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$175,000	$1,236,244	$200,000	June 29, 2026
Nomura Corporate Funding Americas	$175,000	$450,000	$450,000	August 4, 2025
Goldman Sachs Bank USA	$165,000	$550,000	$200,000	October 25, 2026
Mizuho Bank, Ltd.	$125,000	$350,000	$350,000	July 25, 2026
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$315,223
Santander US Capital Markets LLC	$282,077
Wells Fargo Bank, N.A.	$270,201
Bank of America, N.A.	$39,281
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$496,856	$550,000	$—	June 11, 2025
Notes payable
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
Barclays FHLMC MSR Facility	$200,000	$200,000	$100,000	March 6, 2026
Citibank, N.A. FHLMC MSR Facility	$125,000	$200,000	$100,000	June 11, 2026
Unsecured senior notes
Unsecured Notes - 5.375%	$650,000			October 15, 2025
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
(1)	Outstanding indebtedness as of December 31, 2024.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2024:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$5,770,912	May 6, 2026	May 6, 2026
Atlas Securitized Products, L.P.	$138,531	May 21, 2025	June 26, 2026
Bank of America, N.A.	$76,289	February 2, 2025	June 10, 2026
JP Morgan Chase Bank, N.A.	$55,833	March 5, 2025	June 28, 2026
Royal Bank of Canada	$41,459	January 28, 2025	November 10, 2025
Barclays Bank PLC	$37,068	April 26, 2025	March 6, 2026
Citibank, N.A.	$26,417	March 8, 2025	June 11, 2026
Morgan Stanley Bank, N.A.	$25,893	March 18, 2025	May 22, 2026
BNP Paribas	$24,468	March 22, 2025	September 30, 2026
Wells Fargo Bank, N.A.	$14,954	March 16, 2025	October 15, 2025
Goldman Sachs Bank USA	$7,475	March 17, 2025	December 8, 2025
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from August 4, 2025 through October 28, 2026.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$1,788	January 24, 2025
JP Morgan Chase Bank, N.A.	$21,739	January 6, 2025
Wells Fargo Bank, N.A.	$18,238	January 23, 2025
Santander US Capital Markets LLC	$13,226	January 15, 2025

All debt financing arrangements that matured between December 31, 2024 and the date of this Annual Report have been renewed or extended and are described in Note 15—Short-Term Debt to the accompanying consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are fair value risk, interest rate and prepayment risk.

Fair Value Risk

Our IRLCs, principal-only stripped MBS, mortgage loans held for sale, MSRs and MSLs are reported at their fair values. The fair value of these assets fluctuates primarily due to changes in interest rates. The fair value risk we face is primarily attributable to interest rate risk and prepayment risk.

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

In general, rising interest rates negatively affect the fair value of our IRLCs, inventory of mortgage loans held for sale, and principal-only stripped MBS and positively affect the fair value of our MSRs. Changes in interest rates significantly influence the prepayment speeds of the loans underlying our investments in MSRs, which can have a significant effect on their fair values. Changes in interest rate are most prominently reflected in the prepayment speeds of the loans underlying our investments in MSRs and the discount rate used in their valuation.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2024, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$550,512	$265,635	$130,541	$(126,224)	$(248,349)	$(481,100)
Pricing spread	$484,627	$235,896	$116,402	$(113,419)	$(223,960)	$(436,805)
Annual per-loan cost of servicing	$195,321	$97,661	$48,830	$(48,830)	$(97,661)	$(195,321)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (“the Company”) as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 19, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 19, 2025

Item 9B. Other Information

Trading Plans

During the quarter ended December 31, 2024, none of our directors or Section 16 officers adopted, modified or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024. We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities applicable to our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

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

The following table provides information about our former and current equity compensation plans as of December 31, 2024, which consist of the 2013 Equity Incentive Plan and the 2022 Equity Incentive Plan (collectively the “Equity Incentive Plans”):

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	4,314,894	$39.87	5,345,422
Equity compensation plans not approved by security holders (4)	—	—	—
Total	4,314,894	$39.87	5,345,422
(1)	The weighted average exercise price set forth in this column relates only to 3,209,916 shares of stock options outstanding under our Equity Incentive Plans. The remaining securities included in column (a) of this table are performance and time-based restricted stock units, for which no exercise price applies.

(2)	This number includes a general pool of 4,600,000 shares of common stock authorized for future awards, initially authorized under the 2022 Equity Incentive Plan, plus, on or after January 1, 2023, and each January 1st thereafter through January 1, 2032, by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors.

(3)	Represents our Equity Incentive Plans.

(4)	We do not have any equity plans that have not been approved by our stockholders.

The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, CA, PCAOB Auditor ID 34.

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2024.

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

3.2.2	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	September 6, 2024

3.2.3	Third Amendment to the Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	January 3, 2025

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	February 25, 2021

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

4.13

Indenture, dated as of May 23, 2024, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 7.125% Senior Notes due 2030.

		8-K	May 23, 2024

4.14	Form of Global Note for 7.125% Senior Notes due 2030 (included in Exhibit 4.13).	8-K	May 23, 2024

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 1, 2018.	8-K12B	November 1, 2018

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.2	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.3	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.4	Fourth Amended and Restated Stockholder Agreement, dated as of December 31, 2024, between PennyMac Financial Services, Inc. and HC Partners LLC.	8-K	January 3, 2025

10.5†	Employment Agreement, dated December 13, 2022, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.6†	Employment Agreement, dated December 13, 2022 among Doug Jones, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.7†	Form of PennyMac Financial Services, Inc. Indemnification Agreement.	10-K	February 25, 2021

10.8†	PennyMac Financial Services, Inc. Change of Control Severance Plan.	8-K	September 28, 2021

10.9†	PennyMac Financial Services, Inc. Executive Deferred Compensation Plan.	S-8	June 5, 2024

10.10†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.11†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	March 9, 2018

10.12†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.13†	Third Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	February 25, 2021

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2013).	8-K	June 17, 2013

10.15†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	10-Q	August 2, 2018

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.16†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Stock Option Award Agreement.	10-K	March 5, 2019

10.17†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2020).	10-Q	May 7, 2020

10.18†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (Special Option 2020).	10-K	February 25, 2021

10.19†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	May 6, 2021

10.20†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	August 5, 2021

10.21†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Omnibus Amendment to Stock Option Award Agreements.	10-Q	August 5, 2021

10.22†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan.	10-K	February 22, 2023

10.23†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2023).	10-Q	May 3, 2023

10.24†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2023).	10-Q	May 3, 2023

10.25†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2023).	10-Q	May 3, 2023

10.26†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2023).	10-Q	May 3, 2023

10.27†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2023).	10-Q	May 3, 2023

10.28†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non-Employee Directors (2023).	10-Q	May 3, 2023

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.29

Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of December 16, 2024.

		8-K	December 19, 2024

10.30	Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.31	Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.32	Third Amended and Restated MSR Recapture Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.33	Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.34	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 7, 2015

10.35	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 6, 2019

10.36

Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		8-K	April 7, 2020

10.37

Amendment No. 1 to Third Amended and Restated Base Indenture, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	June 14, 2022
10.38

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

10.39

Amendment No. 3, dated February 7, 2023, to the Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., as Indenture Trustee, PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and consented and agreed to by Goldman Sachs Bank USA.

		8-K	February 13, 2023

10.40

Amended and Restated Series 2016-MSRVF1 Indenture Supplement to Indenture, dated as of February 28, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 6, 2018

10.41

Amendment No. 1 to Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 10, 2018, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 2, 2018

10.42˄

Amendment No. 2 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 24, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 7, 2020

10.43˄

Amendment No. 3 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of August 25, 2020, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	November 6, 2020

10.44

Amendment No. 4 to the Amended and Restated Series 2016-MSRVF1 Indenture Supplement, dated as of April 1, 2021, among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC and Credit Suisse First Boston Mortgage Capital LLC.

		10-Q	May 6, 2021

10.45˄

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

10.46

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
10.47

Joint Amendment No. 7 to Series 2016-MSRVF1 Indenture Supplement and Amendment No. 5 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Credit Suisse AG, Cayman Islands Branch.

		10-Q	August 5, 2022

10.48˄

Amendment No. 8 to Series 2016-MSRVF1 Indenture Supplement, dated as of June 27, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, and Atlas Securitized Products, L.P.

		10-Q	August 3, 2023

10.49˄	Amendment No. 9 to Series 2016-MSRVF1 Indenture Supplement, dated as of June 28, 2024, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Atlas Securitized Products, L.P.	10-Q	July 31, 2024

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

10.53

Series 2023-GTL1 Indenture Supplement and Loan Agreement, dated as of February 28, 2023, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	March 3, 2023

10.54˄	Series 2023-GTL2 Indenture Supplement and Loan Agreement, dated as of October 25, 2023, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, Atlas Securitized Products, L.P.	8-K	October 26, 2023

10.55

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
10.60

Side Letter Agreement to Series 2016-MSRVF1 Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-K	February 23, 2022

10.61˄

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

10.62

Omnibus Amendment No. 1 to Amended and Restated Master Repurchase Agreements, dated as of June 8, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2016-MSRVF1 and SERIES 2020-SPIADVF1.

		10-Q	August 5, 2022
10.63

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

10.64

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

10.65˄

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

		10-Q	July 31, 2024

10.66˄

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

10.67˄

Omnibus Amendment No. 5 to Series 2016-MSRVF1 Repurchase Agreement and Amendment No. 6 to Series 2020-SPIADVF1 Repurchase Agreement, dated as of June 28, 2024, among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-Q	July 31, 2024

10.68

Omnibus Amendment No. 3 to the Series 2016-MSRVF1 and Series 2020-SPIADVF1 Side Letter Agreements, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 3, 2023

10.69

Omnibus Amendment No. 4 to the Side Letter Agreements, dated as of June 28, 2024, among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-Q	July 31, 2024

10.70

Second Amended and Restated Guaranty, dated as of July 30, 2021, by Private National Mortgage Acceptance Company, LLC in favor of Credit Suisse First Boston Mortgage Capital LLC on behalf of Credit Suisse AG, Cayman Island Branch and Citibank, N.A..

		8-K	August 5, 2021

10.71˄

Amended and Restated Master Repurchase Agreement, dated as of July 30, 2021, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC, MSR Collateralized Notes, SERIES 2020-SPIADVF1.

		8-K	August 5, 2021

10.72

Amendment No. 2 to SERIES 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of June 9, 2022, by and among PennyMac Loan Services, LLC, Credit Suisse AG, Cayman Islands Branch, Citibank, N. A., and Credit Suisse First Boston Mortgage Capital, LLC.

		10-Q	August 5, 2022
10.73

Amended and Restated Series 2020-SPIADVF1 Indenture Supplement, dated as of February 7, 2023, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Goldman Sachs Bank USA.

		10-Q	August 3, 2023

10.74˄

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

10.75˄

Joinder and Amendment No. 2 to the A&R Series 2020-SPIADVF1 Indenture Supplement, dated as of August 4, 2023, by an among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC and Nexera Holding LLC.

		10-K	February 21, 2024

10.76

Amendment No. 3 to Series 2020-SPIADVF1 Indenture Supplement, dated as of June 28, 2024, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Atlas Securitized Products, L.P., Goldman Sachs Bank USA, and Nomura Corporate Funding Americas, LLC.

		10-Q	July 31, 2024

10.77

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

		10-K	February 23, 2022
10.79	Series 2023-MSRVF2 Master Repurchase Agreement, dated as of August 4, 2023, by and among PennyMac Loan Services, LLC and Nomura Corporate Funding Americas, LLC.	8-K	August 10, 2023

10.80	Series 2020-SPIADVF1 Master Repurchase Agreement, dated as of August 4, 2023, by and among PennyMac Loan Services, LLC and Nomura Corporate Funding Americas, LLC.	8-K	August 10, 2023

10.81	Guaranty, by Private National Mortgage Acceptance Company, LLC, as guarantor, in favor of Nomura Corporate Funding Americas, LLC, dated as of August 4, 2023.	8-K	August 10, 2023
10.82

Amended and Restated SERIES 2020-SPIADVF1 Guaranty, dated as of December 20, 2023, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Loan Services, LLC, PNMAC GMSR VFN Funding, LLC and Goldman Sachs Bank USA.

		10-K	February 21, 2024

10.83

Amended and Restated SERIES 2023-MSRVF1 Guaranty, dated as of December 20, 2023, by and among Private National Mortgage Acceptance Company, LLC, PennyMac Loan Services, LLC, PNMAC SPIA VFN Funding, LLC and Goldman Sachs Bank USA.

		10-K	February 21, 2024

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.84

SERIES 2020-SPIADVF1 Amended and Restated Master Repurchase Agreement, dated as of December 20, 2023, by and among Goldman Sachs Bank USA, PNMAC SPIA VFN Funding, LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 21, 2024

10.85

SERIES 2023-MSRVF1 Amended and Restated Master Repurchase Agreement, dated as of December 20, 2023, by and among Goldman Sachs Bank USA, PNMAC GMSR VFN Funding, LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 21, 2024

10.86 ˄	Series 2024-MSRVF1 Master Repurchase Agreement, dated as of October 28, 2024, by and among PennyMac Loan Services, LLC and Goldman Sachs Bank USA.	8-K	November 1, 2024

10.87 ˄	Series 2024-MSRVF1 Indenture Supplement, dated October 28, 2024, by and among PFSI ISSUER TRUST - FMSR, PennyMac Loan Services, LLC, Citibank, N.A., and Goldman Sachs Bank USA.	8-K	November 1, 2024

10.88	Series 2024-VF1 Guaranty (PLS FMSR), dated as of October 28, 2024 by Private National Mortgage Acceptance Company, LLC and PennyMac Loan Services, LLC in favor of Goldman Sachs Bank USA.	8-K	November 1, 2024

10.89 ˄	Series 2024-MSRVF1 Master Repurchase Agreement, dated as of July 25, 2024, by and among PennyMac Loan Services, LLC and Mizuho Corporate Funding Americas, LLC.	8-K	July 31, 2024
10.90 ˄	Series 2020-SPIADVF1 Master Repurchase Agreement, dated as of July 25, 2024, by and among PennyMac Loan Services, LLC and Mizuho Corporate Funding Americas, LLC.	8-K	July 31, 2024
10.91 ˄	Series 2024-MSRVF1 Indenture Supplement, dated July 25, 2024, by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, Citibank, N.A., and Mizuho Bank Ltd.	8-K	July 31, 2024
10.92

Joinder and Amendment No. 4 dated July 25, 2024 to the A&R Series 2020-SPIADVF1 Indenture Supplement by and among PNMAC GMSR ISSUER TRUST, PennyMac Loan Services, LLC, Citibank, N.A., Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas, LLC, Mizuho Bank Ltd., and Atlas Securitized Funding 2, L.P.

		8-K	July 31, 2024

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.93	Guaranty, by Private National Mortgage Acceptance Company, LLC, as guarantor, in favor of Mizuho Bank, Ltd. dated as of July 25, 2024.	8-K	July 31, 2024
10.94

Base Indenture, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, PennyMac Loan Services, LLC, as Servicer and Administrator, and Credit Suisse First Boston Mortgage Capital LLC, as Administrative Agent.

		8-K	May 3, 2021
10.95

Master Repurchase Agreement, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Buyer, PennyMac Loan Services, LLC, as Seller, and Private National Mortgage Acceptance Company, LLC, as Guarantor.

		8-K	May 3, 2021
10.96	Guaranty, dated as of April 28, 2021, made by Private National Mortgage Acceptance Company, LLC, in favor of PFSI ISSUER TRUST – FMSR.	8-K	May 3, 2021
10.97

Master Repurchase Agreement, dated as of April 28, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, as administrative agent, Credit Suisse AG, Cayman Islands Branch, as Buyer, and PennyMac Loan Services, LLC, as Seller.

		8-K	May 3, 2021

10.98

Amendment No. 1 to the Series 2021-MSRVF1 Repurchase Agreement, dated as of September 8, 2021, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 23, 2022

10.99

Amendment No. 2 to the Series 2021-MSRVF1 Repurchase Agreement, dated as of December 29, 2021 and effective as of January 1, 2022, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-K	February 23, 2022

10.100

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

10.101

Joint Amendment No. 4 to the Series 2021-MSRVF1 Repurchase Agreement and Amendment No. 3 to the Series 2021-MSRVF1 Pricing Side Letter, dated as of June 27, 2023, by and among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	August 3, 2023
10.102

Joint Amendment No. 5 to the Series 2021-MSRVF1 Repurchase Agreement and Amendment No. 4 to the Series 2021-MSRVF1 Pricing Side Letter, dated as of June 28, 2024, among Atlas Securitized Products, L.P., Nexera Holding LLC, PennyMac Loan Services, LLC, and Private National Mortgage Acceptance Company, LLC.

		10-Q	July 31, 2024
10.103˄

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

		10-Q	July 31, 2024
10.104	Guaranty, dated as of April 28, 2021, by Private National Mortgage Acceptance Company, LLC, in favor of PennyMac Loan Services, LLC.	8-K	May 3, 2021

10.105

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

		8-K	March 17, 2023

19.1	PennyMac Financial Services, Inc. Policy Against Insider Trading	*

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97	Recoupment of Incentive Compensation Policy For Executive Officers.	10-K	February 21, 2024

101

Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in Inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 (ii) the Consolidated Statements of Income for the years ended December 31, 2024 and December 31, 2023, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023 and (v) the Notes to the Consolidated Financial Statements.

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

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the ‘‘Company’’) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) – Refer to Notes 3, 6 and 10 to the Financial Statements

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

We identified the fair value of MSRs, including the pricing spread and prepayment speed assumptions used in the valuation of MSRs, as a critical audit matter because of the significant judgments made by management in determining these assumptions. Auditing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to selection of the pricing spread and prepayment speed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of MSRs, including the pricing spread and prepayment speed assumptions used by the Company to estimate the fair value of MSRs, included the following, among others:

●	We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the pricing spread and prepayment speed assumptions
●	With the assistance of our fair value specialists, we evaluated the fair value of MSRs by comparing it against a fair value range that was independently developed using market data
●	We assessed the reasonableness of the discount rate and prepayment speed assumptions used within the valuation model by comparing the assumptions used by the Company to the assumptions used by the third-party valuation experts
●	We tested management’s process for determining the discount rate assumptions by comparing them to the implied discount rate within market transactions and other third-party information used by management

/s/ Deloitte & Touche LLP

Los Angeles, California

February 19, 2025

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

	(in thousands, except share amounts)
ASSETS
Cash	$238,482	$938,371
Short-term investment at fair value	420,553	10,268
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	825,865	—
Loans held for sale at fair value (includes $8,140,834 and $4,329,501 pledged to creditors)	8,217,468	4,420,691
Derivative assets	113,076	179,079
Servicing advances, net (includes valuation allowance of $85,788 and $73,991; $357,939 and $354,831 pledged to creditors)	568,512	694,038
Mortgage servicing rights at fair value (includes $8,609,388 and $7,033,892 pledged to creditors)	8,744,528	7,099,348
Investment in PennyMac Mortgage Investment Trust at fair value	944	1,121
Receivable from PennyMac Mortgage Investment Trust	30,206	29,262
Loans eligible for repurchase	6,157,172	4,889,925
Other (includes $16,697 and $15,653 pledged to creditors)	770,081	582,460
Total assets	$26,086,887	$18,844,563
LIABILITIES
Assets sold under agreements to repurchase	$8,685,207	$3,763,956
Mortgage loan participation purchase and sale agreements	496,512	446,054
Notes payable secured by mortgage servicing assets	2,048,972	1,873,415
Unsecured senior notes	3,164,032	2,519,651
Derivative liabilities	40,900	53,275
Mortgage servicing liabilities at fair value	1,683	1,805
Accounts payable and accrued expenses	354,414	449,896
Payable to PennyMac Mortgage Investment Trust	122,317	208,210
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	25,898	26,099
Income taxes payable	1,131,000	1,042,886
Liability for loans eligible for repurchase	6,157,172	4,889,925
Liability for losses under representations and warranties	29,129	30,788
Total liabilities	22,257,236	15,305,960

Commitments and contingencies – Note 19

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,376,616 and 50,178,963 shares, respectively	5	5
Additional paid-in capital	56,072	24,287
Retained earnings	3,773,574	3,514,311
Total stockholders' equity	3,829,651	3,538,603
Total liabilities and stockholders' equity	$26,086,887	$18,844,563

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2024	2023	2022

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$813,301	$547,727	$808,197
From PennyMac Mortgage Investment Trust	4,067	(1,784)	(16,564)
	817,368	545,943	791,633
Loan origination fees:
From non-affiliates	183,197	142,902	161,441
From PennyMac Mortgage Investment Trust	2,503	3,216	8,418
	185,700	146,118	169,859
Fulfillment fees from PennyMac Mortgage Investment Trust	26,291	27,826	67,991
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	1,529,452	1,268,650	1,054,828
From PennyMac Mortgage Investment Trust	83,252	81,347	81,915
Other	186,776	134,949	91,894
	1,799,480	1,484,946	1,228,637
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(433,342)	(605,568)	354,176
Mortgage servicing rights hedging results	(832,483)	(236,778)	(631,484)
	(1,265,825)	(842,346)	(277,308)
Net loan servicing fees	533,655	642,600	951,329
Management fees from PennyMac Mortgage Investment Trust	28,623	28,762	31,065
Net interest expense:
Interest income	793,566	632,924	294,062
Interest expense	819,348	637,777	335,427
Net interest expense:	(25,782)	(4,853)	(41,365)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(57)	312	(235)
Results of real estate acquired in settlement of loans	864	1,545	2,510
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	201	—	576
Other	26,868	13,403	12,392
Total net revenues	1,593,731	1,401,656	1,985,755
Expenses
Compensation	632,738	576,964	735,231
Loan origination	164,092	114,500	173,622
Technology	149,547	143,152	139,950
Servicing	105,997	69,433	59,628
Professional services	37,992	60,521	73,270
Occupancy and equipment	32,898	36,558	40,124
Marketing and advertising	21,969	17,631	46,762
Legal settlements	1,591	162,770	4,649
Other	45,881	36,496	47,272
Total expenses	1,192,705	1,218,025	1,320,508
Income before provision for income taxes	401,026	183,631	665,247
Provision for income taxes	89,603	38,975	189,740
Net income	$311,423	$144,656	$475,507
Earnings per share
Basic	$6.11	$2.89	$8.96
Diluted	$5.84	$2.74	$8.50
Weighted average shares outstanding
Basic	50,990	49,978	53,065
Diluted	53,356	52,733	55,950

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Number of	Par	paid-in	Retained
	shares	value	capital	earnings	Total

	(in thousands)
Balance at December 31, 2021	56,867	$6	$125,396	$3,292,923	$3,418,325
Net income	—	—	—	475,507	475,507
Stock based compensation	905	—	37,719	—	37,719
Issuance of common stock in settlement of directors' fees	4	—	205	—	205
Common stock dividends ($0.80 per share)	—	—	—	(54,621)	(54,621)
Repurchase of common stock	(7,788)	(1)	(163,320)	(242,765)	(406,086)
Balance at December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	144,656	144,656
Stock based compensation	1,389	—	35,655	—	35,655
Issuance of common stock in settlement of directors' fees	3	—	180	—	180
Common stock dividends ($0.80 per share)	—	—	—	(41,446)	(41,446)
Repurchase of common stock	(1,201)	—	(11,548)	(59,943)	(71,491)
Balance at December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	311,423	311,423
Stock based compensation	1,195	—	31,529	—	31,529
Issuance of common stock in settlement of directors' fees	3	—	256	—	256
Common stock dividends ($1.00 per share) (1)	—	—	—	(52,160)	(52,160)
Balance at December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
(1)	For tax purposes, the entire dividend amount is a return of capital to the stockholders.

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Cash flow from operating activities
Net income	$311,423	$144,656	$475,507
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(817,368)	(545,943)	(791,633)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	433,342	605,568	(354,176)
Mortgage servicing rights hedging results	832,483	236,778	631,484
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	(25,226)	—	—
Capitalization of interest on loans held for sale	(473)	(751)	(3,231)
Amortization of debt issuance costs	28,812	21,432	19,198
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	177	(192)	371
Results of real estate acquired in settlement in loans	(864)	(1,545)	(2,510)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(201)	—	(576)
Stock-based compensation expense	20,868	27,582	42,552
Provision (reversal of provision) for servicing advance losses	32,962	3,271	(36,075)
Depreciation and amortization	55,984	53,214	34,409
Impairment of capitalized software	147	46	—
Amortization of operating lease right-of-use assets	13,676	16,804	15,831
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(81,997,773)	(72,441,699)	(50,575,617)
Origination of loans held for sale	(18,724,478)	(10,770,257)	(20,297,064)
Purchase of loans held for sale from non-affiliates	(2,862,610)	(2,057,135)	(1,802,769)
Purchase of loans from Ginnie Mae securities and early buyout investors	(3,367,264)	(2,555,865)	(6,199,212)
Sale to non-affiliates and principal payment of loans held for sale	101,105,292	85,684,522	84,345,379
Sale of loans held for sale to PennyMac Mortgage Investment Trust	662,952	—	298,862
Repurchase of loans subject to representations and warranties	(89,749)	(49,575)	(92,924)
Increase in servicing advances	(15,941)	(76,614)	(36,534)
(Increase) decrease in receivable from PennyMac Mortgage Investment Trust	(4,464)	5,666	2,776
Sale of real estate acquired in settlement of loans	64,156	35,630	19,761
(Increase) decrease in other assets	(95,757)	(60,442)	191,384
(Decrease) increase in accounts payable and accrued expenses	(78,651)	121,677	(109,485)
Decrease in operating lease liabilities	(17,924)	(21,158)	(19,392)
(Decrease) increase in payable to PennyMac Mortgage Investment Trust	(84,916)	1,969	(36,708)
Payments to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	(3,855)
Increase in income taxes payable	88,115	40,142	317,482
Net cash used in operating activities	(4,533,270)	(1,582,219)	6,033,235

Statements continue on the next page.

The accompanying notes are an integral part of these consolidated financial statements.

(Continued)PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(410,285)	1,926	(5,321)
Purchase of principal-only stripped mortgage-backed securities	(935,356)	—	—
Repayment of principal-only stripped mortgage-backed securities	96,516	—	—
Sale of interest-only stripped mortgage-backed securities	202,186	98,066	—
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(702,593)	(241,956)	(871,878)
Purchase of mortgage servicing rights	—	—	(3,993)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	305	—
Acquisition of capitalized software	(20,382)	(34,784)	(71,935)
Purchase of furniture, fixtures, equipment and leasehold improvements	(1,715)	(1,386)	(7,159)
Sale of furniture, fixtures and equipment	—	1,000	—
(Increase) decrease in margin deposits	(116,326)	(96,459)	238,704
Net cash used in investing activities	(1,887,955)	(273,288)	(721,582)
Cash flow from financing activities
Sale of assets under agreements to repurchase	109,006,699	85,352,643	75,076,185
Repurchase of assets sold under agreements to repurchase	(104,083,392)	(84,587,885)	(79,368,855)
Issuance of mortgage loan participation purchase and sale certificates	23,148,016	22,233,907	19,312,943
Repayment of mortgage loan participation purchase and sale certificates	(23,097,566)	(22,075,444)	(19,504,845)
Issuance of notes payable secured by mortgage servicing assets	1,050,000	1,005,000	650,000
Repayment of notes payable secured by mortgage servicing assets	(875,000)	(1,075,000)	—
Issuance of unsecured senior notes	650,000	750,000	—
Repayment of obligations under capital lease	—	—	(3,489)
Payment of debt issuance costs	(35,922)	(33,018)	(19,606)
Issuance of common stock by exercise of stock options	20,062	17,215	2,947
Payment of withholding taxes relating to stock-based compensation	(9,401)	(9,142)	(7,780)
Payment of dividends to holders of common stock	(52,160)	(41,446)	(54,621)
Repurchase of common stock	—	(71,491)	(406,086)
Net cash provided by (used in) financing activities	5,721,336	1,465,339	(4,323,207)
Net (decrease) increase in cash and restricted cash	(699,889)	(390,168)	988,446
Cash and restricted cash at beginning of year	938,371	1,328,539	340,093
Cash at end of year	$238,482	$938,371	$1,328,539
Cash and restricted cash at end of year are comprised of the following:
Cash	$238,482	$938,371	$1,328,536
Restricted cash included in Other assets	—	—	3
	$238,482	$938,371	$1,328,539
Supplemental cash flow information:
Cash paid for interest	$797,212	$639,486	$329,975
Cash paid (refunds received) for income taxes, net	$1,488	$(1,167)	$(127,742)
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$2,280,830	$1,849,957	$1,718,094
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	$202,186	$98,066	$—
Operating right-of-use assets recognized	$1,388	$2,893	$1,364
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$256	$180	$205

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

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and servicing. PNMAC’s investment management activities and a portion of its mortgage banking activities are conducted on behalf of PennyMac Mortgage Investment Trust, a real estate investment trust that invests in residential mortgage-related assets and is separately listed on the New York Stock Exchange under the ticker symbol “PMT”. PNMAC’s primary wholly owned subsidiaries are:

●	PennyMac Loan Services, LLC (“PLS”)—a Delaware limited liability company that services residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its account and the account of PMT.

PLS is approved as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the United States Department of Housing and Urban Development (“HUD”) and a lender/servicer with the U.S. Department of Veterans Affairs and United States Department of Agriculture (each of the above an “Agency” and collectively the “Agencies”).

●	PNMAC Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

Note 2—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT and its subsidiaries (generally comprised of gains on mortgage loans held for sale, loan origination fees, fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividend received from PMT and expenses allocations charged to PMT) totaled 10%, 11% and 9% of total net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. The Company also purchased 79%, 85% and 70% of its loan production from PMT during the years ended December 31, 2024, 2023 and 2022, respectively.

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

Principles of Consolidation

These consolidated financial statements include the accounts of PFSI and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company also consolidates certain variable interest entities (“VIEs”) as described below.

Variable Interest Entities

The Company entered into securitization transactions in which VIEs issue variable funding notes (“VFNs”) to PLS and term debt backed by beneficial interests in Ginnie Mae and Fannie Mae mortgage servicing rights (“MSRs”). PLS finances the VFNs by selling them under agreements to repurchase. The Company acts as guarantor of the VFNs and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of the VFNs and guarantor of the VFNs and term debt, it holds the variable interest in the VIEs. Therefore, PFSI consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value and the financing of VFNs are included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. The financing is detailed in Note 15 – Short-Term Debt and Note 16 – Long Term Debt.

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

Fair Value

Most of the Company’s assets and certain of its liabilities are measured at or based on their fair values. The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine their fair values. These levels are:

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

Principal-Only Stripped Mortgage-Backed Securities

The Company invests in Agency principal-only stripped mortgage-backed securities (“MBS”) for the purpose of economically hedging the fair value of its MSRs. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from accrual of unearned discount are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net loan servicing fees – Mortgage servicing rights hedging results. Purchases and sales of MBS are recorded as of the trade date. The Company categorizes principal-only stripped MBS as “Level 2” fair value assets.

Loans Held for Sale

The Company has elected to account for loans held for sale at fair value, with changes in fair value recognized in current period income, to more timely reflect the Company’s performance. All changes in fair value are recognized as a component of Net gains on loans held for sale at fair value. The Company classifies most of the loans held for sale as “Level 2” fair value assets. Certain of the Company’s loans held for sale may not be saleable into active markets due to the loans’ lack of active markets with observable inputs. Such loans are classified as “Level 3” fair value assets.

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

Interest Income Recognition

Interest income on loans held for sale at fair value is recognized over the life of the loans using their contractual interest rates. Income recognition is suspended and the interest receivable is reversed against Interest income when a loan becomes 90 days delinquent. Income recognition is resumed when the loan becomes contractually current.

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

PFSI engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of the Company’s assets. The Company is exposed to price risk relative to:

●	Loans held for sale and IRLCs. The Company bears price risk from the time a commitment to fund a loan is made to a borrower or to purchase a loan from PMT or a non-affiliated entity, to the time either the prospective transaction is cancelled or the loan is sold. During this period, the Company is exposed to losses if market interest rates increase, because the fair value of the purchase commitment or prospective loan decreases.

●	MSRs. MSRs are generally subject to reduction in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the MSRs, thereby reducing the MSRs’ fair values. Reductions in the fair value of MSRs affect earnings primarily through recognition of the changes in fair value.

To manage the fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and MSRs.

The Company manages the risk created by IRLCs by entering into forward sale agreements to sell the expected mortgage loans or MBS and by the purchase and sale of options on MBS. Such agreements are also accounted for as derivative financial instruments. These and other interest-rate derivatives are also used to manage the fair value risk created by changes in prepayment speeds on certain of the MSRs the Company holds.

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

Cash flows from derivative financial instruments hedging IRLCs and loans acquired for sale are included in Cash flows from operating activities in Sale and repayment of loans acquired for sale at fair value to nonaffiliates and cash flows from derivative financial instruments hedging MSRs is included in Cash flows from investing activities.

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

Borrowings

The carrying values of borrowings are based on the accrued cost of the agreements. The costs of creating the facilities underlying the agreements (debt issuance costs) are included in the carrying value of the agreements and are charged to Interest expense over the terms of the respective borrowing facilities:

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

Marketing and Advertising

Marketing and advertising (selling) expense represent expenditures for advertising, direct and digital mail solicitation and promotional activities. Marketing and advertising expense is recognized as incurred. Sponsorship agreements are amortized over the period covered by the sponsorship agreements on the straight-line basis.

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

The Company entered into a tax receivable agreement with certain of the former unitholders of PNMAC that provides for the additional payment by the Company to exchanging unitholders of PNMAC equal to 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that PFSI realizes due to (i) increases in tax basis resulting from exchanges of the then existing unitholders and (ii) certain other tax benefits related to PFSI entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. Although a reorganization of the Company in 2018 eliminated the potential for unitholders to exchange any additional units subject to this tax receivable agreement, the Company continues to be subject to the agreement and provide payment when applicable for units exchanged before the reorganization.

Recently Issued Accounting Pronouncements

Income Tax Disclosures

The FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the level of detail and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of:

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

The disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025, with early adoption permitted. The Company is evaluating the effect on its disclosures.

Accounting Standards Adopted in 2024

Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that is intended to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for more detailed information about a reportable segment’s expenses.

The amendments in ASU 2023-07 are intended to improve reportable segment disclosures primarily through enhanced disclosures about significant segment expenses. The key amendments require that the Company supplement its existing disclosures to include disclosure of:

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

The Company adopted ASU 2023-07, using the retrospective method, for the year ended December 31, 2024. Detailed disclosures are included in Note 27‒Segments.

Disaggregation of Income Statement Expenses

The FASB issued ASU No. 2024-03, Income Statement (Topic 220) —Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), to improve the disclosures of expenses by requiring public business entities to provide further disaggregation of relevant expense captions; employee compensation, depreciation and amortization of intangible assets in a separate note to the financial statements. A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in an annual reporting period, an entity’s definition of selling expenses.

The Company adopted ASU 2024-03 effective December 31, 2024. The disclosure specified by ASU 2024-03 is included in Note 24‒Disaggregation of Certain Expense Captions.

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

MSR Recapture Agreement

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

In December 2024, the MSR recapture agreement was renewed and amended, effective January 1, 2025, to adjust the recapture fee to require the Company to transfer cash to PMT in an amount equal to:

●	70% of the fair market value of the MSRs relating to the recaptured loans subject to the first 30% of the “recapture rate”;
●	50% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30% and up to 50%;
●	40% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 50%; and
●	a recapture fee of $900 per loan if PLS originates a mortgage loan for the purpose of purchasing a property where the customer has or had a mortgage loan for which PMT holds or held the MSR.

For the purpose of the December 2024 renewal and amendment of the MSR recapture agreement, the “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all refinance mortgage loans originated in such month, plus the aggregate unpaid principal balance of all “preserved mortgage loans” relating to closed end second lien loans originated in such month, to (ii) the aggregate unpaid principal balance of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate unpaid principal balance of all “preserved mortgage loans” relating to closed end second loans originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan.

The MSR recapture agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Mortgage Banking Services Agreement

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

In December 2024, the mortgage banking services agreement was renewed and amended, effective January 1, 2025, to provide for a quarterly fulfillment fee not to exceed the following:

●	the number of non-Ginnie Mae loan commitments issued during the quarter multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of the number of loan commitments issued to PMT during the quarter to the total number of non-Ginnie Mae loan commitments issued during the quarter, plus
●	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of the number of loans purchased by PMT during the quarter to the total number of non-Ginnie Mae loans purchased during the quarter, plus
●	$500 multiplied by the number of all purchased loans that are securitized or sold to parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to the Company with respect to any Ginnie Mae mortgage loans, any Fannie Mae mortgage loan or Freddie Mac mortgage loan acquired from PMT by the Company on a discretionary basis, or any mortgage loan acquired by PMT from the Company on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

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

In December 2024, the mortgage banking services agreement was renewed and amended to provide for the Company to assume the role of initial correspondent loan purchaser in place of PMT effective July 1, 2025. Under this agreement, PMT retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by the Company through its correspondent operations at the Company’s cost plus accrued interest, less any loan administrative fees paid to the Company by the correspondent sellers and subject to quarterly fulfillment fee charges as previously described. The Company may hold or otherwise sell correspondent lending loans to other investors if PMT chooses not to purchase such loans. Accordingly, the sourcing fee arrangement will no longer have any effect beginning July 1, 2025.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan production activities, including MSR recapture, between the Company and PMT:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Net gains (losses) on loans held for sale at fair value:
Net gains (losses) on loans sold to PMT (primarily cash)	$6,260	$—	$(2,820)
Mortgage servicing rights recapture incurred	(2,193)	(1,784)	(13,744)
	$4,067	$(1,784)	$(16,564)
Sale of loans held for sale to PMT	$662,952	$—	$298,862
UPB of loans recaptured	$353,710	$315,412	$2,533,115

Tax service fees earned from PMT included in Loan origination fees	$2,503	$3,216	$8,418

Fulfillment fee revenue	$26,291	$27,826	$67,991
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$13,446,484	$14,898,301	$37,090,031

Sourcing fees included in cost of loans purchased from PMT	$8,069	$7,162	$4,968
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$40,838,480	$40,476,782	$45,768,110
Conventional conforming	39,856,056	31,141,915	3,912,157
	$80,694,536	$71,618,697	$49,680,267

Servicing Agreement

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

Prime Servicing

●	The base servicing fees for prime servicing loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

●	The Company receives certain fees for COVID-19 pandemic-related forbearance and modification activities provided for under the Coronavirus Aid, Relief and Economic Security Act.

Special Servicing

●	The base servicing fee rates for special servicing loans range from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO is $75 per month. The Company also receives a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company receives activity-based fees for modifications, foreclosures and liquidations that it facilitates with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

Following is a summary of loan servicing fees earned from PMT:

	Year ended December 31,
Servicing portfolio	2024	2023	2022

	(in thousands)
Prime servicing	$83,173	$81,139	$81,386
Special servicing	79	208	529
	$83,252	$81,347	$81,915

In December 2024, the Servicing Agreement was modified and extended, effective January 1, 2025. Changes to the Servicing Agreement include applying the servicing fee rates under the prime servicing fee schedule to special servicing loans, passing through Agency incentive fees to the Company for loss mitigation activities, adding a fee for processing insurance and guarantee claims on defaulted loans and increasing servicing fee rates for delinquent loans to a range of $18 to $80 per month based on the loans’ delinquency, bankruptcy and foreclosure status.

The Servicing Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Management Agreement

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs and for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Base management	$28,623	$28,762	$31,065
Performance incentive	—	—	—
	$28,623	$28,762	$31,065
Average PMT's shareholders' equity used to calculate base management fees	$1,908,287	$1,917,642	$2,079,851

In December 2024, the Management Agreement was renewed and amended effective January 1, 2025, to change the incentive fee from a quarterly fee to an annual fee and limit the calculation of the high watermark to the two-year period preceding the fiscal year for which the incentive fee is calculated. In addition, the highwater mark shall never be less than zero after including all high watermark increases and high watermark decreases over any such rolling two fiscal year period.

The Management Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

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

Under the amended Management Agreement discussed above, effective January 1, 2025, the Company will be reimbursed based on the resources it dedicates to investment management for PMT and will also be reimbursed for its accounting, legal, financial reporting, Sarbanes Oxley Act of 2002 compliance and internal audit services. Such allocations will be reviewed annually.

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$20,871	$21,468	$23,829
Common overhead incurred by the Company	7,909	7,492	8,588
Compensation	660	660	660
	$29,440	$29,620	$33,077
Payments and settlements during the year (1)	$118,167	$94,339	$144,012
(1)	Payments and settlements include payments for the operating, investing and financing activities summarized in this note and netting settlements made pursuant to master netting agreements between the Company and PMT.

Investing Activities

The Company holds an investment in PMT in the form of 75,000 common shares of beneficial interest.

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Activity during the year:
Dividends from PennyMac Mortgage Investment Trust	$120	$120	$136
Change in fair value of investment in PennyMac Mortgage Investment Trust	(177)	192	(371)
Dividends received and change in fair value	$(57)	$312	$(235)
Balance at end of year:
Fair value	$944	$1,121
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	December 31,
	2024	2023

	(in thousands)
Receivable from PMT:
Correspondent production fees	$11,122	$8,288
Management fees	7,149	7,252
Servicing fees	6,822	6,809
Allocated expenses and expenses incurred on PMT's behalf	3,508	5,612
Fulfillment fees	1,605	1,301
	$30,206	$29,262
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$106,302	$208,154
Other	16,015	56
	$122,317	$208,210

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

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Activity during the year:
Payments under tax receivable agreement	$—	$—	$3,855
Repricing of liability	$(201)	$—	$(576)
Balance at end of year	$25,898	$26,099	$26,099

Donor Advised Fund

During the year ended December 31, 2024, the Company contributed $2.5 million to a donor advised fund for the purpose of making charitable contributions. No such contributions were made during the years ended December 31, 2023 and 2022.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Cash flows:
Sales proceeds	$101,105,292	$85,684,522	$84,345,379
Servicing fees received	$1,423,171	$1,173,108	$931,315

The following is a summary of the allowance for losses on servicing advances that the Company makes on behalf of the loans’ beneficial interest holders in the properties collateralizing their loans:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$73,991	$78,992	$120,940
Provision (reversals of provision) for losses	32,962	3,271	(36,075)
Charge-offs, net	(21,165)	(8,272)	(5,873)
Balance at end of year	$85,788	$73,991	$78,992

The following table summarizes the UPB of the loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2024	2023

	(in thousands)
Unpaid principal balance of loans outstanding	$410,393,342	$352,790,614
Delinquent loans:
30-89 days	$17,301,961	$13,775,493
90 days or more:
Not in foreclosure	$8,104,348	$6,754,282
In foreclosure	$693,934	$618,694
Foreclosed	$2,928	$7,565
Loans in bankruptcy	$1,762,324	$1,415,614

The following tables summarize the UPB of the Company’s loan servicing portfolio:

	December 31, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$410,393,342	$—	$410,393,342
Purchased	15,681,406	—	15,681,406
Subserviced	—	806,584	806,584
	426,074,748	806,584	426,881,332
PennyMac Mortgage Investment Trust	—	230,753,581	230,753,581
Loans held for sale	8,128,914	—	8,128,914
	$434,203,662	$231,560,165	$665,763,827
Delinquent loans:
30 days	$13,095,250	$1,996,821	$15,092,071
60 days	4,838,550	676,508	5,515,058
90 days or more:
Not in foreclosure	8,289,129	1,210,270	9,499,399
In foreclosure	730,372	106,188	836,560
Foreclosed	3,716	2,732	6,448
	$26,957,017	$3,992,519	$30,949,536
Loans in bankruptcy	$1,852,396	$286,093	$2,138,489
Custodial funds managed by the Company (1)	$6,171,157	$2,391,875	$8,563,032
(1)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2023
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$352,790,614	$—	$352,790,614
Purchased	17,478,397	—	17,478,397
	370,269,011	—	370,269,011
PennyMac Mortgage Investment Trust	—	232,653,069	232,653,069
Loans held for sale	4,294,689	—	4,294,689
	$374,563,700	$232,653,069	$607,216,769
Delinquent loans:
30 days	$11,097,929	$1,808,516	$12,906,445
60 days	3,316,494	399,786	3,716,280
90 days or more:
Not in foreclosure	6,941,325	1,031,299	7,972,624
In foreclosure	686,359	92,618	778,977
Foreclosed	8,133	4,295	12,428
	$22,050,240	$3,336,514	$25,386,754
Loans in bankruptcy	$1,523,218	$186,593	$1,709,811
Custodial funds managed by the Company (1)	$3,741,978	$1,759,974	$5,501,952
(1)	Custodial funds are cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the loans’ borrowers and investors. Placement fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2024	2023

	(in thousands)
California	$76,364,993	$72,788,272
Texas	65,317,775	56,437,082
Florida	63,850,638	57,824,310
Virginia	36,428,575	35,376,266
Georgia (1)	28,499,141	—
Maryland (1)	—	26,746,355
All other states	395,302,705	358,044,484
	$665,763,827	$607,216,769
(1)	Maryland and Georgia were not among the top five states as of December 31, 2024 and December 31, 2023, respectively, and are included in “All other states” as of those dates.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$420,553	$—	$—	$420,553
Principal-only stripped mortgage-backed securities	—	825,865	—	825,865
Loans held for sale	—	7,783,415	434,053	8,217,468
Derivative assets:
Interest rate lock commitments	—	—	56,946	56,946
Forward purchase contracts	—	3,701	—	3,701
Forward sales contracts	—	152,526	—	152,526
MBS put options	—	3,278	—	3,278
Put options on interest rate futures purchase contracts	12,592	—	—	12,592
Call options on interest rate futures purchase contracts	3,250	—	—	3,250
Total derivative assets before netting	15,842	159,505	56,946	232,293
Netting	—	—	—	(119,217)
Total derivative assets	15,842	159,505	56,946	113,076
Mortgage servicing rights	—	—	8,744,528	8,744,528
Investment in PennyMac Mortgage Investment Trust	944	—	—	944
	$437,339	$8,768,785	$9,235,527	$18,322,434
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$23,381	$23,381
Forward purchase contracts	—	66,646	—	66,646
Forward sales contracts	—	12,854	—	12,854
Total derivative liabilities before netting	—	79,500	23,381	102,881
Netting	—	—	—	(61,981)
Total derivative liabilities	—	79,500	23,381	40,900
Mortgage servicing liabilities	—	—	1,683	1,683
	$—	$79,500	$25,064	$42,583

	December 31, 2023
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$10,268	$—	$—	$10,268
Loans held for sale	—	3,942,127	478,564	4,420,691
Derivative assets:
Interest rate lock commitments	—	—	90,313	90,313
Forward purchase contracts	—	78,448	—	78,448
Forward sales contracts	—	6,151	—	6,151
MBS put options	—	413	—	413
MBS call options	—	6,265	—	6,265
Put options on interest rate futures purchase contracts	11,043	—	—	11,043
Call options on interest rate futures purchase contracts	66,176	—	—	66,176
Total derivative assets before netting	77,219	91,277	90,313	258,809
Netting	—	—	—	(79,730)
Total derivative assets	77,219	91,277	90,313	179,079
Mortgage servicing rights	—	—	7,099,348	7,099,348
Investment in PennyMac Mortgage Investment Trust	1,121	—	—	1,121
	$88,608	$4,033,404	$7,668,225	$11,710,507
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$720	$720
Forward purchase contracts	—	5,141	—	5,141
Forward sales contracts	—	92,796	—	92,796
Call options on interest rate futures sales contracts	3,209	—	—	3,209
Total derivative liabilities before netting	3,209	97,937	720	101,866
Netting	—	—	—	(48,591)
Total derivative liabilities	3,209	97,937	720	53,275
Mortgage servicing liabilities	—	—	1,805	1,805
	$3,209	$97,937	$2,525	$55,080

As shown above, certain of the Company’s loans held for sale, IRLCs, MSRs, and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” fair value inputs at either the beginning or the end of the year presented for each of the three years ended December 31, 2024:

	Year ended December 31, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	4,145,555	542,245	—	4,687,800
Capitalization of interest and servicing advances	45,848	—	—	45,848
Sales and repayments	(1,562,159)	—	—	(1,562,159)
Mortgage servicing rights resulting from loan sales	—	—	2,280,830	2,280,830
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	106,723	—	—	106,723
Other factors	(1,215)	38,645	(433,464)	(396,034)
	105,508	38,645	(433,464)	(289,311)
Transfers:
From Level 3 to Level 2	(2,779,090)	—	—	(2,779,090)
To real estate acquired in settlement of loans	(173)	—	—	(173)
To loans held for sale	—	(636,918)	—	(636,918)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(202,186)	(202,186)
Balance, December 31, 2024	$434,053	$33,565	$8,744,528	$9,212,146
Changes in fair value recognized during the year relating to assets still held at December 31, 2024	$21,177	$33,565	$(417,312)	$(362,570)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Year ended
Liabilities	December 31, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(122)
Balance, December 31, 2024	$1,683
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2024	$(122)

	Year ended December 31, 2023
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	2,353,958	286,581	—	2,640,539
Capitalization of interest and servicing advances	39,625	—	—	39,625
Sales and repayments	(654,490)	—	(305)	(654,795)
Mortgage servicing rights resulting from loan sales	—	—	1,849,957	1,849,957
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	69,934	—	—	69,934
Other factors	(1,161)	130,424	(605,859)	(476,596)
	68,773	130,424	(605,859)	(406,662)
Transfers:
From Level 3 to Level 2	(1,674,624)	—	—	(1,674,624)
To real estate acquired in settlement of loans	(450)	—	—	(450)
To loans held for sale	—	(353,256)	—	(353,256)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(98,066)	(98,066)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Changes in fair value recognized during the year relating to assets still held at December 31, 2023	$33,187	$89,593	$(605,859)	$(483,079)

(1) For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Year ended December 31, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(291)
Balance, December 31, 2023	$1,805
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2023	$(291)

	Year ended December 31, 2022
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2021	$1,128,876	$322,193	$3,878,078	$5,329,147
Purchases and issuances, net	3,338,743	369,769	3,993	3,712,505
Capitalization of interest and servicing advances	60,589	—	—	60,589
Sales and repayments	(1,378,441)	—	—	(1,378,441)
Mortgage servicing rights resulting from loan sales	—	—	1,718,094	1,718,094
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(41,483)	—	—	(41,483)
Other factors	(25,156)	(624,905)	353,456	(296,605)
	(66,639)	(624,905)	353,456	(338,088)
Transfers:
From Level 3 to Level 2	(2,736,940)	—	—	(2,736,940)
To real estate acquired in settlement of loans	(416)	—	—	(416)
To loans held for sale	—	(41,213)	—	(41,213)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Changes in fair value recognized during the year relating to assets still held at December 31, 2022	$(26,699)	$25,844	$353,456	$352,601
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Year ended December 31, 2022
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2021	$2,816
Changes in fair value included in income	(720)
Balance, December 31, 2022	$2,096
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2022	$(720)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of the Company’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2024			2023			2022
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(38,201)	$(38,201)	$—	$—	$—	$—	$—	$—
Loans held for sale	624,304	—	624,304	440,482	—	440,482	(219,054)	—	(219,054)
Mortgage servicing rights	—	(433,464)	(433,464)	—	(605,859)	(605,859)	—	353,456	353,456
	$624,304	$(471,665)	$152,639	$440,482	$(605,859)	$(165,377)	$(219,054)	$353,456	$134,402
Liabilities:
Mortgage servicing liabilities	$—	$122	$122	$—	$291	$291	$—	$720	$720

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2024			December 31, 2023
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$8,187,561	$8,089,532	$98,029	$4,378,042	$4,233,764	$144,278
90 days or more delinquent:
Not in foreclosure	24,663	27,901	(3,238)	35,253	38,922	(3,669)
In foreclosure	5,244	11,481	(6,237)	7,396	22,003	(14,607)
	$8,217,468	$8,128,914	$88,554	$4,420,691	$4,294,689	$126,002

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets held at year end that were measured based on fair value on a nonrecurring basis during the year:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2024	$—	$—	$5,238	$5,238
December 31, 2023	$—	$—	$2,669	$2,669

The following table summarizes the total net losses recognized on assets measured based on fair values on a nonrecurring basis during the year:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Real estate acquired in settlement of loans	$(2,384)	$(710)	$(523)

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

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	December 31, 2024		December 31, 2023
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,742,421	$1,724,120	$1,730,000	$1,724,290
Unsecured senior notes	$3,172,983	$3,164,032	$2,467,750	$2,519,651

Valuation Governance

Most of the Company’s financial assets, and all of its derivatives, MSRs, and MSLs are carried at fair value with changes in fair value recognized in current period income. Certain of the Company’s financial assets and derivatives and all of its MSRs and MSLs are “Level 3” fair value assets and liabilities which require use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Company has assigned responsibility for estimating the fair values of these assets and liabilities to specialized staff within its capital markets group and subjects the valuation process to significant senior management oversight.

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to the Company’s senior management valuation subcommittee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to the Company’s senior management valuation subcommittee. The Company’s senior management valuation subcommittee includes the Company’s chief financial, credit, and capital markets officers as well as other senior members of the Company’s finance, risk management and capital markets staffs.

To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value to those procured from non-affiliate brokers and published surveys.

The fair value of the Company’s IRLCs is developed by its capital markets risk management staff and is reviewed by its capital markets operations staff.

Valuation Techniques and Inputs

Following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Principal-Only Stripped Mortgage-Backed Securities

The Company categorizes principal-only stripped MBS as “Level 2” fair value financial instruments. Fair values of these securities are established based on quoted market prices for these or similar securities.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale at fair value:

	December 31,
	2024	2023
Fair value (in thousands)	$434,053	$478,564
Key inputs (1):
Discount rate:
Range	6.5% – 9.3%	7.1% – 10.2%
Weighted average	7.0%	7.2%
Twelve-month projected housing price index change:
Range	2.2% – 2.8%	0.3% – 0.5%
Weighted average	2.3%	0.5%
Voluntary prepayment/resale speed (2):
Range	6.4% – 34.4%	4.0% – 36.9%
Weighted average	22.0%	24.8%
Total prepayment/resale speed (3):
Range	6.5% – 41.3%	4.0% – 50.3%
Weighted average	23.9%	32.2%
(1)	Weighted average inputs are based on fair value of the “Level 3” loans.

(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale rates.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, could result in significant changes in the IRLCs’ fair value measurement. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the MSR component of IRLC fair value, but increase the pull-through rate for the loan principal and interest payment cash flow component, which has decreased in fair value. Initial recognition and changes in fair value of IRLCs are included in Net gains on loans acquired for sale at fair value in the Company’s consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
	2024	2023
Fair value (in thousands) (1)	$33,565	$89,593
Committed amount (in thousands)	7,801,677	6,349,628
Key inputs (2):
Pull-through rate:
Range	29.8% – 100%	10.2% – 100%
Weighted average	88.2%	81.1%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.6	1.1 – 7.3
Weighted average	5.4	4.2
Percentage of loan commitment amount:
Range	0.3% – 4.6%	0.3% – 4.3%
Weighted average	2.4%	1.9%
(1)	For purposes of this table, the IRLC assets and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (prepayment speed), pricing spread (a component of discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Year ended December 31,
	2024	2023	2022

	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
Amount recognized	$2,280,830	$1,849,957	$1,718,094
Pool characteristics:
Unpaid principal balance of underlying mortgage loans	$100,662,790	$86,606,196	$83,569,657
Weighted average servicing fee rate (in basis points)	45	46	44
Key inputs (1):
Annual total prepayment speed (2):
Range	6.4% – 25.8%	7.2% – 23.2%	5.1% – 23.4%
Weighted average	10.1%	10.7%	9.4%
Equivalent average life (in years):
Range	3.5 – 9.9	3.0 – 9.8	3.7 – 9.4
Weighted average	8.0	7.7	8.1
Pricing spread (3):
Range	4.9% – 12.6%	5.5% – 12.6%	5.5% – 16.1%
Weighted average	5.8%	6.8%	7.8%
Annual per-loan cost of servicing:
Range	$69 – $127	$68 – $127	$71 – $177
Weighted average	$99	$99	$104
(1)	Weighted average inputs are based on UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United States Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at year end and the effect on the fair value from adverse changes in those inputs:

	December 31,
	2024	2023

	(Fair value, unpaid principal balance of underlying mortgage
	loans and effect on fair value amounts in thousands)
Fair value	$ 8,744,528	$ 7,099,348
Underlying loan characteristics:
Unpaid principal balance	$ 426,055,220	$ 370,244,119
Weighted average note interest rate	4.5%	4.1%
Weighted average servicing fee rate (in basis points)	38	38
Key inputs (1):
Annual total prepayment speed (2):
Range	5.9% – 17.7%	6.1% – 17.8%
Weighted average	7.8%	8.3%
Equivalent average life (in years):
Range	2.7 – 9.1	3.0 – 9.0
Weighted average	8.4	8.1
Effect on fair value of (3):
5% adverse change	($126,224)	($107,757)
10% adverse change	($248,349)	($211,643)
20% adverse change	($481,100)	($408,638)
Pricing spread (4):
Range	5.0% – 11.3%	5.5% – 12.6%
Weighted average	6.2%	6.4%
Effect on fair value of (3):
5% adverse change	($113,419)	($94,307)
10% adverse change	($223,960)	($186,129)
20% adverse change	($436,805)	($362,671)
Per-loan annual cost of servicing:
Range	$68 – $130	$70 – $135
Weighted average	$105	$107
Effect on fair value of (3):
5% adverse change	($48,830)	($44,572)
10% adverse change	($97,661)	($89,145)
20% adverse change	($195,321)	($178,289)
(1)	Weighted average inputs are based on UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These analyses hold constant all of the inputs other than the input that is being changed in order to show an estimate of the effect on fair value of a change in a specific input. The Company expects that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore, these analyses are not projections of the effects of a shock event or a change in the estimate of an input and should not be relied upon as earnings projections.
(4)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the annual total prepayment speed, applicable pricing spread, and the per-loan annual cost of servicing the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2024	2023
Fair value (in thousands)	$1,683	$1,805
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$19,528	$24,892
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	15.7%	16.1%
Equivalent average life (in years)	5.1	5.1
Pricing spread (3)	8.6%	8.3%
Per-loan annual cost of servicing	$969	$1,043
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 7—Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

Year ended December 31, 2024
(in thousands)
Balance at beginning of year	$—
Purchases	935,356
Repayments	(96,516)
Changes in fair value included in income arising from:
Accrual of purchase discounts	25,226
Valuation adjustments	(38,201)
(12,975)
Balance at end of year	$825,865
Fair value of principal-only stripped mortgage-backed securities to secure Assets sold under agreements to repurchase	$825,865

Following is a summary of the Company’s investment in principal-only stripped MBS:

December 31, 2024
(in thousands)
Principal balance	$1,061,484
Unearned discounts	(197,418)
Cumulative valuation changes	(38,201)
Fair value	$825,865

All of the Company’s principal-only stripped MBS had contractual maturities of over ten years.

Note 8—Loans Held for Sale at Fair Value

Loans held for sale at fair value are summarized below:

	December 31,
Mortgage type	2024	2023

	(in thousands)
Government-insured or guaranteed	$4,154,069	$2,099,135
Conventional conforming	3,127,082	1,821,085
Jumbo	502,264	21,907
Closed-end second lien	272,285	322,015
Purchased from Ginnie Mae securities serviced by the Company	145,026	146,585
Repurchased pursuant to representations and warranties	16,742	9,964
	$8,217,468	$4,420,691
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$7,612,832	$3,858,977
Mortgage loan participation purchase and sale agreements	528,002	470,524
	$8,140,834	$4,329,501

Note 9—Derivative Financial Instruments

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2024			December 31, 2023
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	7,801,677	$56,946	$23,381	6,349,628	$90,313	$720
Subject to master netting arrangements (2):
Forward purchase contracts	12,760,764	3,701	66,646	15,863,667	78,448	5,141
Forward sales contracts	23,440,334	152,526	12,854	14,477,159	6,151	92,796
MBS put options	450,000	3,278	—	2,925,000	413	—
MBS call options	—	—	—	1,000,000	6,265	—
Put options on interest rate futures purchase contracts	4,270,000	12,592	—	8,717,500	11,043	—
Call options on interest rate futures purchase contracts	7,600,000	3,250	—	4,250,000	66,176	3,209
Treasury futures purchase contracts	7,467,000	—	—	5,986,500	—	—
Treasury futures sale contracts	10,521,000	—	—	10,677,000	—	—
Total derivatives before netting		232,293	102,881		258,809	101,866
Netting		(119,217)	(61,981)		(79,730)	(48,591)
		$113,076	$40,900		$179,079	$53,275
Deposits received from derivative counterparties included in the derivative balances above, net		$(57,236)			$(31,139)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All of these interest rate derivatives are used for hedging purposes as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2024				December 31, 2023
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$56,946	$—	$—	$56,946	$90,313	$—	$—	$90,313
RJ O' Brien	15,842	—	—	15,842	74,010	—	—	74,010
Morgan Stanley Bank, N.A.	15,260	—	—	15,260	—	—	—	—
Bank of America, N.A.	8,221	—	—	8,221	—	—	—	—
Bank of Montreal	3,781	—	—	3,781	137	—	—	137
Athene Annuity & Life Assurance Company	2,352	—	—	2,352	—	—	—	—
BNP Paribas	2,260	—	—	2,260	157	—	—	157
Mizuho Bank, Ltd.	1,683	—	—	1,683	1,467	—	—	1,467
Citibank, N.A.	657	—	—	657	2,947	—	—	2,947
Goldman Sachs	—	—	—	—	8,473	—	—	8,473
Others	6,074	—	—	6,074	1,575	—	—	1,575
	$113,076	$—	$—	$113,076	$179,079	$—	$—	$179,079

Derivative Liabilities, Financial Instruments, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not qualify under the accounting guidance for netting. All assets sold under agreements to repurchase are secured by sufficient collateral with fair values that exceed the liability amount recorded on the consolidated balance sheets.

	December 31, 2024				December 31, 2023
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$23,381	$—	$—	$23,381	$720	$—	$—	$720
Atlas Securitized Products, L.P.	1,938,756	(1,938,756)	—	—	1,210,473	(1,210,473)	—	—
Bank of America, N.A.	1,294,213	(1,294,213)	—	—	875,766	(872,148)	—	3,618
JPMorgan Chase Bank, N.A.	1,220,822	(1,214,559)	—	6,263	243,225	(243,225)	—	—
Wells Fargo Bank, N.A.	795,119	(789,305)	—	5,814	116,275	(114,647)	—	1,628
Royal Bank of Canada	785,597	(785,597)	—	—	457,743	(457,743)	—	—
BNP Paribas	568,790	(568,790)	—	—	185,425	(185,425)	—	—
Morgan Stanley Bank, N.A.	472,659	(472,659)	—	—	195,714	(164,149)	—	31,565
Citibank, N.A.	455,426	(455,426)	—	—	174,221	(174,221)	—	—
Goldman Sachs	336,894	(336,624)	—	270	178,751	(178,751)	—	—
Santander US Capital Markets LLC	282,077	(282,077)	—	—	—	—	—	—
Barclays Capital	258,559	(254,750)	—	3,809	128,488	(118,667)	—	9,821
Nomura Corporate Funding Americas	175,000	(175,000)	—	—	50,000	(50,000)	—	—
Mizuho Bank, Ltd.	125,000	(125,000)	—	—	—	—	—	—
Others	1,363	—	—	1,363	5,923	—	—	5,923
	$8,733,656	$(8,692,756)	$—	$40,900	$3,822,724	$(3,769,449)	$—	$53,275
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated income statement line	2024	2023	2022

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(56,028)	$63,749	$(296,349)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$251,305	$46,941	$1,326,964
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(794,282)	$(236,778)	$(631,484)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans are shown in the rollforward of IRLCs for the year in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value:

The activity in MSRs is as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$7,099,348	$5,953,621	$3,878,078
Additions (deductions):
MSRs resulting from loan sales	2,280,830	1,849,957	1,718,094
Purchases	—	—	3,993
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	(305)	—
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	(202,186)	(98,066)	—
	2,078,644	1,751,586	1,722,087
Change in fair value due to:
Changes in inputs used in valuation model (1)	407,423	56,757	877,324
Other changes in fair value (2)	(840,887)	(662,616)	(523,868)
Total change in fair value	(433,464)	(605,859)	353,456
Balance at end of year	$8,744,528	$7,099,348	$5,953,621
Unpaid principal balance of underlying loans at end of year	$426,055,220	$370,244,119	$314,567,639

		December 31,
		2024	2023

		(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets		$8,609,388	$7,033,892
(1)	Principally reflects changes in pricing spread, annual total prepayment speed, per loan annual cost of servicing and UPB of underlying loan inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value:

The activity in MSLs is summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$1,805	$2,096	$2,816
Changes in fair value due to:
Changes in inputs used in valuation model (1)	35	(50)	(347)
Other changes in fair value (2)	(157)	(241)	(373)
Total change in fair value	(122)	(291)	(720)
Balance at end of year	$1,683	$1,805	$2,096
Unpaid principal balance of underlying loans at end of year	$19,528	$24,892	$33,157

(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; late charges and other ancillary fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Contractual servicing fees	$1,529,452	$1,268,650	$1,054,828
Other fees:
Late charges	73,227	55,685	40,583
Other	13,705	9,539	13,742
	$1,616,384	$1,333,874	$1,109,153

Note 11—Capitalized Software

Capitalized software included in Other assets is summarized below:

	December 31,
	2024	2023

	(in thousands)
Cost	$286,467	$266,124
Less: Accumulated amortization	(165,665)	(117,388)
	$120,802	$148,736

Amortization and impairment of capitalized software included in Technology expense are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Amortization	$48,169	$43,462	$23,955
Impairment	$147	$46	$—

Note 12—Furniture, Fixtures, Equipment and Building Improvements

Furniture, fixtures, equipment and building improvements, included in Other assets are summarized below:

	December 31,
	2024	2023

	(in thousands)
Furniture, fixtures, equipment and building improvements	$84,382	$82,667
Less: Accumulated depreciation and amortization	(71,466)	(63,651)
	$12,916	$19,016

Depreciation and amortization expenses included in Occupancy and equipment expense are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Depreciation and amortization expenses	$7,815	$9,752	$10,454

Note 13—Leases

The Company has operating lease agreements relating to its office facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to six years; some of these operating lease agreements include options to extend their terms for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s operating lease right-of-use assets included in Other assets and leasing activity is summarized below:

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands)
Lease expense:
Operating leases	$15,870	$18,782	$19,779
Short-term leases	303	436	778
Sublease income	(1,405)	(902)	(46)
Net lease expense included in Occupancy and equipment expense	$14,768	$18,316	$20,511

Other information:
Payments for operating leases	$20,118	$24,026	$23,475
Operating lease right-of-use assets recognized	$1,388	$2,893	$1,364
Period end weighted averages:
Remaining lease term (in years)	3.6	4.3	4.8
Discount rate	4.0%	3.8%	3.8%

The maturities of the Company’s operating lease liabilities are summarized below:

Year ended December 31,	Operating leases
(in thousands)
2025	$19,698
2026	14,590
2027	7,050
2028	5,065
2029	3,922
Thereafter	3,141
Total lease payments	53,466
Less imputed interest	(5,024)
Operating lease liability included in Accounts payable and accrued expenses	$48,442

Note 14—Other Assets

Other assets are summarized below:

	December 31,
	2024	2023

	(in thousands)
Margin deposits	$288,153	$135,645
Capitalized software, net	120,802	148,736
Interest receivable	41,286	35,196
Servicing fees receivable, net	38,676	37,271
Other servicing receivables	54,058	30,530
Prepaid expenses	45,762	36,044
Operating lease right-of-use assets	36,572	49,926
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	16,697	15,653
Real estate acquired in settlement of loans	14,976	14,982
Furniture, fixtures, equipment and building improvements, net	12,916	19,016
Other	100,183	59,461
	$770,081	$582,460
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$16,697	$15,653

Note 15—Short-Term Debt

The borrowing facilities described throughout these Notes 15 and 16 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2024.

Assets Sold Under Agreements to Repurchase

The Company has multiple secured borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by MBS, loans held for sale at fair value or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on their fair values (as determined by the lender). Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Principal-only stripped MBS, loans and participation certificates financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$5,474,998	$3,701,448	$2,580,513
Weighted average interest rate (1)	6.79%	7.12%	3.59%
Total interest expense	$393,977	$279,289	$105,459
Maximum daily amount outstanding	$8,591,735	$6,358,007	$7,289,147
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees totaling $22.2 million, $15.7 million and $12.9 million for the years ended December 31, 2024, 2023 and 2022, respectively

	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,692,756	$3,769,449
Unamortized debt issuance costs	(7,549)	(5,493)
	$8,685,207	$3,763,956
Weighted average interest rate	5.89%	7.05%
Available borrowing capacity (1):
Committed	$460,000	$1,282,040
Uncommitted	3,104,026	5,548,511
	$3,564,026	$6,830,551
Assets securing repurchase agreements:
Principal-only stripped MBS	$825,865	$—
Loans held for sale	$7,612,832	$3,858,977
Servicing advances (2)	$357,939	$354,831
Mortgage servicing rights (2)	$7,488,539	$6,284,239
Deposits (2)	$16,697	$15,653
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 16 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2024 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,902,179
Over 30 to 90 days	5,692,381
Over 90 to 180 days	108,542
Over 180 days to one year	246,095
Over one year to two years	743,559
Total assets sold under agreements to repurchase	$8,692,756
Weighted average maturity (in months)	4.0
(1)	The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amounts at risk (the fair value of the assets pledged plus the related margin deposits, less the amounts advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase are summarized by counterparty below as of December 31, 2024:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$5,770,912	May 6, 2026	May 6, 2026
Atlas Securitized Products, L.P.	$138,531	May 21, 2025	June 26, 2026
Bank of America, N.A.	$76,289	February 2, 2025	June 10, 2026
JP Morgan Chase Bank, N.A.	$55,833	March 5, 2025	June 28, 2026
Royal Bank of Canada	$41,459	January 28, 2025	November 10, 2025
Barclays Bank PLC	$37,068	April 26, 2025	March 6, 2026
Citibank, N.A.	$26,417	March 8, 2025	June 11, 2026
Morgan Stanley Bank, N.A.	$25,893	March 18, 2025	May 22, 2026
BNP Paribas	$24,468	March 22, 2025	September 30, 2026
Wells Fargo Bank, N.A.	$14,954	March 16, 2025	October 15, 2025
Goldman Sachs Bank USA	$7,475	March 17, 2025	December 8, 2025
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates ranging from August 4, 2025 through October 28, 2026 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$1,788	January 24, 2025
JP Morgan Chase Bank, N.A.	$21,739	January 6, 2025
Wells Fargo Bank, N.A.	$18,238	January 23, 2025
Santander US Capital Markets LLC	$13,226	January 15, 2025

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands)
Average balance	$243,132	$238,197	$211,035
Weighted average interest rate (1)	6.46%	6.48%	3.16%
Total interest expense	$16,404	$16,129	$7,314
Maximum daily amount outstanding	$518,042	$515,537	$515,043
(1)	Excludes the effect of amortization of debt issuance costs totaling $695,000, $688,000 and $651,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$496,856	$446,406
Unamortized debt issuance costs	(344)	(352)
	$496,512	$446,054
Weighted average interest rate	5.58%	6.60%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$528,002	$470,524

Note 16—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”), has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued VFNs to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The Term Notes and Term Loans are secured by the participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing asset VFNs which are sold by PLS under agreements to repurchase as shown in Note 15—Short-Term Debt.

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

Freddie Mac MSR Notes Payable

The Company has notes payable to two lenders that are secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreements. The facilities expire on March 6, 2026 and June 11, 2026. The maximum amount that the Company may borrow under the notes payable is $900 million, $850 million of which is committed, and may be reduced by other debt outstanding with the counterparties.

Notes payable secured by mortgage servicing assets are summarized below:

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands)
Average balance	$1,848,374	$2,421,124	$1,584,383
Weighted average interest rate (1)	8.73%	8.59%	4.88%
Total interest expense	$164,161	$211,085	$79,813
(1)	Excludes the effect of amortization of debt issuance costs totaling $2.9 million, $3.2 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,730,000	$1,730,000
Freddie Mac MSR Notes Payable	325,000	150,000
	2,055,000	1,880,000
Unamortized debt issuance costs	(6,028)	(6,585)
	$2,048,972	$1,873,415
Weighted average interest rate	7.81%	8.82%
Assets pledged to secure notes payable (1):
Servicing advances	$357,939	$354,831
Mortgage servicing rights	$8,609,388	$7,033,892
Deposits	$16,697	$15,653
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the Term Notes and Term Loans are included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s issued and outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.375%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.375%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
	$3,200,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Year ended December 31,
	2024	2023	2022

	(dollars in thousands)
Average balance	$2,946,039	$1,843,151	$1,800,000
Weighted average interest rate (1)	6.04%	5.13%	5.07%
Total interest expense	$184,304	$98,396	$95,014
(1)	Excludes the effect of amortization of debt issuance costs of $6.5 million, $3.8 million and $3.7 million on for the years ended December 31, 2024, 2023 and 2022, respectively.

	December 31,
	2024	2023

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,200,000	$2,550,000
Unamortized debt issuance costs and premiums, net	(35,968)	(30,349)
	$3,164,032	$2,519,651
Weighted average interest rate	6.15%	5.90%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on stated maturity dates) are as follows:

	Year ended December 31,
	2025	2026	2027	2028	2029	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$325,000	$500,000	$805,000	$425,000	$—	$2,055,000
Unsecured senior notes	650,000	—	—	—	1,400,000	1,150,000	3,200,000
Total	$650,000	$325,000	$500,000	$805,000	$1,825,000	$1,150,000	$5,255,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes by two years after their stated maturities.

Note 17—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Balance at beginning of year	$30,788	$32,421	$43,521
Provision for losses:
Resulting from sales of loans	16,486	12,997	9,617
Resulting from change in estimate	(13,579)	(9,115)	(8,451)
Losses incurred	(4,566)	(5,515)	(12,266)
Balance at end of year	$29,129	$30,788	$32,421
Unpaid principal balance of loans subject to representations and warranties at end of year	$413,382,503	$354,423,684	$296,774,121

Note 18—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PNMAC. The Company’s federal tax returns are subject to examination for 2021 and forward and its state tax returns are generally subject to examination for 2020 and forward. PNMAC’s federal partnership returns are subject to examination for 2021 and forward, and its state tax returns are generally subject to examination for 2020 and forward. The Internal Revenue Service has recently concluded their examination of the Company’s federal income tax return for 2020 and issued a no change letter. California has opened an audit for tax years 2019 and 2020. The Company does not expect any material changes from these examinations as of December 31, 2024.

The following table details the Company’s provision for income taxes:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Current (benefit) expense:
Federal	$(44)	$1,436	$(2,944)
State	258	620	(249)
Total current expense (benefit)	214	2,056	(3,193)
Deferred expense:
Federal	70,877	31,375	131,670
State	18,512	5,544	61,263
Total deferred expense	89,389	36,919	192,933
Total provision for income taxes	$89,603	$38,975	$189,740

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective income tax rate:

	Year ended December 31,
	2024	2023	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.2%	4.7%	5.9%
Tax rate revaluation	(1.9) %	(2.2) %	1.2%
Other	(2.0) %	(2.3) %	0.4%
Effective income tax rate	22.3%	21.2%	28.5%

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Mortgage servicing rights	$231,892	$186,628	$326,378
Net operating loss	(181,759)	(111,496)	(160,605)
Reserves and losses	39,071	(41,641)	13,480
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	3,841	3,803	4,517
Compensation accruals	(451)	7,403	10,473
California franchise taxes	—	—	4,447
Other	(3,205)	(7,778)	(5,757)
Total provision for deferred income taxes	$89,389	$36,919	$192,933

The components of Income taxes payable are as follows:

	December 31,
	2024	2023

	(in thousands)
Current income tax (receivable) payable	$(45)	$1,230
Deferred income tax liability, net	1,131,045	1,041,656
Income taxes payable	$1,131,000	$1,042,886

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2024	2023

	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$454,936	$273,178
Reserves and losses	36,365	75,436
Compensation accruals	35,718	35,266
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	18,116	21,957
Other	8,588	9,943
Gross deferred income tax assets	553,723	415,780
Deferred income tax liabilities:
Mortgage servicing rights	1,678,702	1,446,810
Other	6,066	10,626
Gross deferred income tax liabilities	1,684,768	1,457,436
Net deferred income tax liability	$1,131,045	$1,041,656

The Company recorded a deferred tax asset of $454.9 million for net operating losses, of which $181.3 million related to net operating losses incurred in 2024 and the remaining balance of $273.6 million related to net operating losses incurred between 2018 and 2023. The $355.7 million related to federal net operating loss carry forward has no expiration date but is subject to an annual utilization limitation of up to 80% of taxable income. Of the remaining $99.2 million in deferred tax assets, relating to state net operating losses, $12.3 million expires between 2032 and 2037, $68.9 million expires in 2042 and $18.0 million has no expiration date. The Company expects to fully utilize these net operating losses before their expiration dates.

At December 31, 2024 and 2023, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2024 and 2023.

The Company made dividend payments of $52.2 million to holders of common stock in 2024. For tax purposes, the entire distribution is a return of capital to the stockholders.

Note 19—Commitments and Contingencies

Commitments to Purchase and Fund Loans

The Company’s commitments to purchase and fund loans totaled $7.8 billion as of December 31, 2024.

Legal Proceedings

From time to time, the Company may be involved in various claims, investigations, lawsuits and other legal and regulatory proceedings in the ordinary course of its business. The amount, if any, of ultimate liability with respect to such matters cannot be determined, but despite the inherent uncertainties of litigation, management believes that the ultimate disposition of any such proceedings and exposure will not have, individually or taken together, a material adverse effect on the financial condition, income, or cash flows of the Company.

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

Note 20—Stockholders’ Equity

The Company has a common stock repurchase program in the amount of $2 billion before transaction costs and excise taxes. The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2024	2023	2022	total (1)

	(in thousands)
Shares of common stock repurchased	—	1,201	7,788	34,063
Cost of shares of common stock repurchased	$—	$71,491	$406,086	$1,788,198
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through December 31, 2024. Cumulative total cost of common stock repurchase includes $537,000 of transaction fees.

The shares of repurchased common stock were canceled upon settlement of the repurchase transactions.

The Company made dividend payments of $52.2 million to holders of common stock in 2024. For tax purposes, the entire distribution is a return of capital to the stockholders.

Note 21—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(1,731,125)	$(1,337,613)	$(2,128,195)
Hedging activities	495,429	(99,515)	1,347,843
	(1,235,696)	(1,437,128)	(780,352)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	2,280,830	1,849,957	1,718,094
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(16,486)	(12,997)	(9,617)
Reductions in liability due to changes in estimate	13,579	9,115	8,451
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	(56,028)	63,749	(296,349)
Loans	71,226	(71,425)	188,849
Hedging derivatives	(244,124)	146,456	(20,879)
	813,301	547,727	808,197
From PennyMac Mortgage Investment Trust (1)	4,067	(1,784)	(16,564)
	$817,368	$545,943	$791,633
(1)	Gains on sales of loans to PMT are described in Note 4–Transactions with Related Parties.

Note 22—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Interest income:
Cash and short-term investments	$56,252	$68,457	$19,839
Principal-only stripped mortgage-backed securities	26,035	—	—
Loans held for sale	326,697	279,506	172,124
Placement fees relating to custodial funds	383,798	284,877	102,099
Other	784	84	—
	793,566	632,924	294,062
Interest expense:
Assets sold under agreements to repurchase	393,977	279,289	105,459
Mortgage loan participation purchase and sale agreements	16,404	16,129	7,314
Notes payable secured by mortgage servicing assets	164,161	211,085	79,813
Unsecured senior notes	184,304	98,396	95,014
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	46,385	21,538	40,741
Interest on mortgage loan impound deposits	11,298	9,795	7,066
Other	2,819	1,545	20
	819,348	637,777	335,427
	$(25,782)	$(4,853)	$(41,365)

Note 23—Stock-based Compensation

The Company has adopted equity incentive plans that provide for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2024, the Company has 5.3 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Performance-based RSUs	$1,490	$9,740	$18,096
Time-based RSUs	12,443	11,672	14,837
Stock options	6,935	6,170	9,619
	$20,868	$27,582	$42,552

Performance-Based RSUs

The performance based RSUs provide for the issuance of shares of the Company’s common stock based on the achievement of performance goals and job performance ratings. No shares under the grants with performance periods ending December 31, 2024 are expected to vest as the performance goals were not achieved.

The fair value of the performance-based RSUs is measured based on the fair value of the Company’s common stock at the grant date, taking into consideration the expected outcome of the performance goal, and the number of shares to be forfeited during the vesting period. The Company applies forfeiture rates of 0 – 20.3% per year based on the grantees’ employee classification. The actual number of shares that vest could vary from zero, if the performance goals are not met, to as much as 300% of the units granted, if the performance goals are meaningfully exceeded.

The table below summarizes performance-based RSU activity:

	Year ended December 31,
	2024	2023	2022

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	873	976	1,226
Granted	246	307	342
Vested (1)	(274)	(385)	(509)
Forfeited or cancelled	(62)	(25)	(83)
Outstanding at end of year	783	873	976
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$58.90	$48.94	$36.12
Granted	$84.93	$60.70	$57.10
Vested	$58.86	$35.36	$23.40
Forfeited	$65.29	$58.46	$49.14
Outstanding at end of year	$66.58	$58.90	$48.94
(1)	The actual number of performance-based RSUs vested during the years ended December 31, 2024, 2023 and 2022 were 309,000, 617,000 and 654,000 shares, respectively, which is approximately 113%, 160% and 128% of the originally granted units, respectively, due to performance exceeding the established target for the respective grant.

Following is a summary of performance-based RSUs as of December 31, 2024:

Unamortized compensation cost (in thousands)	$9,415
Number of shares expected to vest (in thousands)	467
Weighted average remaining vesting period (in months)	11

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

The table below summarizes time-based RSU activity:

	Year ended December 31,
	2024	2023	2022

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	412	483	434
Granted	152	187	331
Vested	(215)	(247)	(246)
Forfeited	(27)	(11)	(36)
Outstanding at end of year	322	412	483
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$58.90	$53.71	$41.74
Granted	$85.66	$60.72	$57.10
Vested	$59.18	$50.09	$37.34
Forfeited	$66.59	$57.66	$51.97
Outstanding at end of year	$70.64	$58.90	$53.71

Following is a summary of RSUs as of December 31, 2024:

Unamortized compensation cost (in thousands)	$4,982
Number of units expected to vest (in thousands)	303
Weighted average remaining vesting period (in months)	8

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2024	2023	2022
Expected volatility (1)	38%	38%	37%
Expected dividends	0.9%	1.3%	1.4%
Risk-free interest rate	4.2% - 5.0%	4.2% - 5.0%	1.1% - 2.1%
Expected grantee forfeiture rate	0% - 5.1%	0% - 5.1%	0% - 5.1%
(1)	Based on historical volatilities of the Company’s common stock.

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

The table below summarizes stock option award activity:

	Year ended December 31,
	2024	2023	2022

	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	3,857	4,317	3,906
Granted	188	221	574
Exercised	(788)	(658)	(155)
Forfeited	(47)	(23)	(8)
Outstanding at end of year	3,210	3,857	4,317
Weighted average exercise price per option:
Outstanding at beginning of year	$35.08	$32.46	$28.43
Granted	$84.93	$60.67	$57.10
Exercised	$25.68	$25.66	$21.09
Forfeited	$64.97	$58.10	$53.10
Outstanding at end of year	$39.87	$35.08	$32.46

Following is a summary of stock options as of December 31, 2024:

Number of options exercisable at end of year (in thousands)	2,738
Weighted average exercise price per exercisable option	$34.94
Weighted average remaining contractual term (in years):
Outstanding	4.7
Exercisable	4.1
Aggregate intrinsic value:
Outstanding (in thousands)	$199,893
Exercisable (in thousands)	$184,011
Expected vesting amounts:
Number of options expected to vest (in thousands)	465
Weighted average vesting period (in months)	8

Note 24—Disaggregation of Certain Expense Captions

As discussed in Note 3 - Significant Accounting Policies – Accounting Standards Adopted in 2024, the Company adopted ASU 2024-03 effective December 31, 2024. Following are the disaggregation disclosures required by ASU 2024-03:

	Year ended December 31,
Expense line	2024	2023	2022

	(in thousands)
Technology
Amortization of capitalized software	$48,169	$43,462	$23,955
Impairment of capitalized software	147	46	—
Other (1)	101,231	99,644	115,995
Total technology expenses	$149,547	$143,152	$139,950

Occupancy and equipment
Depreciation	$7,815	$9,752	$10,454
Operating lease cost	14,465	17,880	19,733
Short-term lease cost	303	436	778
Other (2)	10,315	8,490	9,159
Total occupancy and equipment expenses	$32,898	$36,558	$40,124
(1)	Other technology expense consists primarily software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses consists primarily common area maintenance charges, repair and security expenses.

Note 25—Earnings Per Share of Common Stock

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2024	2023	2022

	(in thousands, except per share amounts)
Net income	$311,423	$144,656	$475,507

Weighted average shares of common stock outstanding	50,990	49,978	53,065
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,366	2,755	2,885
Weighted average diluted shares of common stock outstanding	53,356	52,733	55,950
Basic earnings per share	$6.11	$2.89	$8.96
Diluted earnings per share	$5.84	$2.74	$8.50

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs, time-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2024	2023	2022

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	775	561	281
Time-based RSUs	3	2	62
Stock options (2)	153	289	1,339
Total anti-dilutive units and options	931	852	1,682
Weighted average exercise price of anti-dilutive stock options (2)	$84.93	$59.42	$58.58
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the weighted-average exercise prices were above the average stock price for the year.

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rate.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2024		December 31, 2023
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$7,457,748	$1,380,100	$6,890,144	$1,211,365
Ginnie Mae	$6,952,347	$1,526,074	$6,559,001	$1,314,677
HUD	$6,952,347	$2,500	$6,559,001	$2,500
Risk-based capital
Ginnie Mae (2)	40%	6%
Liquidity
Fannie Mae & Freddie Mac	$870,243	$630,698	$1,243,927	$543,913
Ginnie Mae	$1,208,755	$460,200	$1,684,457	$389,501
Adjusted net worth / Total assets ratio
Ginnie Mae	35%	6%	48%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	29%	6%	37%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

(2)	Ginnie Mae has issued a risk-based capital requirement that became effective December 31, 2024.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating PLS’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 27—Segments

The Company’s reportable segments are identified based on their unique business activities. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The reportable segments are evaluated based on income or loss before provisions for (benefit from) income taxes. The chief operating decision maker uses pre-tax segment results to assess segment performance and allocate operating and capital resources among the two reportable segments. The segments are separately evaluated because they represent different products and services. The Company’s chief operating decision maker is its chief executive officer.

During the year ended December 31, 2024, the Company adopted ASU 2023-07. Concurrent with the adoption of ASU 2023-07 management reassessed its segment definitions to those shown below. Prior year amounts have been recast to conform those years’ presentation to current year presentation.

The Company conducts its business in two operating and reportable segments, production and servicing:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.
●	The servicing segment performs servicing of loans on behalf of PMT and non-affiliate investors, execution and management of early buyout transactions and servicing of loans sourced and managed for PMT.
●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Year ended December 31, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$726,720	$90,648	$817,368	$—	$817,368
Loan origination fees	185,700	—	185,700	—	185,700
Fulfillment fees from PennyMac Mortgage Investment Trust	26,291	—	26,291	—	26,291
Net loan servicing fees	—	533,655	533,655	—	533,655
Management fees	—	—	—	28,623	28,623
Net interest income (expense):
Interest income	321,210	470,492	791,702	1,864	793,566
Interest expense	318,750	500,598	819,348	—	819,348
	2,460	(30,106)	(27,646)	1,864	(25,782)
Other	531	1,167	1,698	26,178	27,876
Total net revenue	941,702	595,364	1,537,066	56,665	1,593,731
Expenses:
Compensation	315,838	204,371	520,209	112,529	632,738
Loan origination	164,092	—	164,092	—	164,092
Technology	95,603	39,511	135,114	14,433	149,547
Servicing	—	105,997	105,997	—	105,997
Professional services	11,206	6,906	18,112	19,880	37,992
Occupancy and equipment	15,683	11,142	26,825	6,073	32,898
Marketing and advertising	20,138	280	20,418	1,551	21,969
Legal settlements	—	(30)	(30)	1,621	1,591
Other (2)	7,911	22,185	30,096	15,785	45,881
Total expenses	630,471	390,362	1,020,833	171,872	1,192,705
Income (loss) before provision for income taxes	$311,231	$205,002	$516,233	$(115,207)	$401,026
Segment assets at end of year	$8,431,612	$17,588,018	$26,019,630	$67,257	$26,086,887
Acquisition of:
Capitalized software	$16,156	$3,685	$19,841	$541	$20,382
Furniture, fixtures, equipment and building improvements	$465	$1,039	$1,504	$211	$1,715
Amortization of capitalized software	$39,160	$7,881	$47,041	$1,128	$48,169
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$3,743	$2,804	$6,547	$1,268	$7,815
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Year ended December 31, 2023
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$453,063	$92,880	$545,943	$—	$545,943
Loan origination fees	146,118	—	146,118	—	146,118
Fulfillment fees from PennyMac Mortgage Investment Trust	27,826	—	27,826	—	27,826
Net loan servicing fees	—	642,600	642,600	—	642,600
Management fees	—	—	—	28,762	28,762
Net interest income (expense):
Interest income	272,307	358,247	630,554	2,370	632,924
Interest expense	254,890	382,887	637,777	—	637,777
	17,417	(24,640)	(7,223)	2,370	(4,853)
Other	250	3,663	3,913	11,347	15,260
Total net revenue	644,674	714,503	1,359,177	42,479	1,401,656
Expenses:
Compensation	274,447	201,002	475,449	101,515	576,964
Loan origination	114,500	—	114,500	—	114,500
Technology	88,086	40,343	128,429	14,723	143,152
Servicing	—	69,433	69,433	—	69,433
Professional services	10,825	7,485	18,310	42,211	60,521
Occupancy and equipment	18,353	10,774	29,127	7,431	36,558
Marketing and advertising	16,125	178	16,303	1,328	17,631
Legal settlements	853	—	853	161,917	162,770
Other (2)	5,407	16,896	22,303	14,193	36,496
Total expenses	528,596	346,111	874,707	343,318	1,218,025
Income (loss) before provision for income taxes	$116,078	$368,392	$484,470	$(300,839)	$183,631
Segment assets at end of year	$4,560,323	$14,036,203	$18,596,526	$248,037	$18,844,563
Acquisition of:
Capitalized software	$32,504	$416	$32,920	$1,864	$34,784
Furniture, fixtures, equipment and building improvements	$199	$991	$1,190	$196	$1,386
Amortization of capitalized software	$31,285	$9,934	$41,219	$2,243	$43,462
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$5,225	$2,965	$8,190	$1,562	$9,752
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Year ended December 31, 2022
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$599,895	$191,738	$791,633	$—	$791,633
Loan origination fees	169,859	—	169,859	—	169,859
Fulfillment fees from PennyMac Mortgage Investment Trust	67,991	—	67,991	—	67,991
Net loan servicing fees	—	951,329	951,329	—	951,329
Management fees	—	—	—	31,065	31,065
Net interest income (expense):
Interest income	134,206	158,954	293,160	902	294,062
Interest expense	108,072	227,355	335,427	—	335,427
	26,134	(68,401)	(42,267)	902	(41,365)
Other	441	3,119	3,560	11,683	15,243
Total net revenue	864,320	1,077,785	1,942,105	43,650	1,985,755
Expenses:
Compensation	384,884	205,332	590,216	145,015	735,231
Loan origination	173,622	—	173,622	—	173,622
Technology	81,826	41,256	123,082	16,868	139,950
Servicing	—	59,628	59,628	—	59,628
Professional services	22,769	7,500	30,269	43,001	73,270
Occupancy and equipment	21,653	12,353	34,006	6,118	40,124
Marketing and advertising	40,419	679	41,098	5,664	46,762
Legal settlements	—	—	—	4,649	4,649
Other (2)	8,348	19,824	28,172	19,100	47,272
Total expenses	733,521	346,572	1,080,093	240,415	1,320,508
Income (loss) before provision for income taxes	$130,799	$731,213	$862,012	$(196,765)	$665,247
Segment assets at end of year	$3,617,627	$13,056,461	$16,674,088	$148,496	$16,822,584
Acquisition of:
Capitalized software	$66,171	$1,365	$67,536	$4,399	$71,935
Furniture, fixtures, equipment and building improvements	$5,146	$1,515	$6,661	$498	$7,159
Amortization of capitalized software	$11,653	$9,961	$21,614	$2,341	$23,955
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$5,832	$3,044	$8,876	$1,578	$10,454
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 28—Parent Company Information

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

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2024	2023

	(in thousands)
ASSETS
Cash	$2,994	$8,639
Investments in subsidiaries	4,809,214	4,488,039
Due from subsidiaries	3,012,578	2,322,854
Total assets	$7,824,786	$6,819,532
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured senior notes	$3,164,032	$2,519,651
Accounts payable and accrued expenses	34,274	29,636
Payable to subsidiaries	—	187
Income taxes payable	796,829	731,455
Total liabilities	3,995,135	3,280,929
Stockholders' equity	3,829,651	3,538,603
Total liabilities and stockholders' equity	$7,824,786	$6,819,532

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Revenues
Dividends from subsidiaries	$9,378	$80,617	$417,391
Net interest income:
Interest income:
From non-affiliates	5	—	—
From subsidiary	255,773	156,082	121,452
	255,778	156,082	121,452
Interest expense	184,304	98,396	95,014
	71,474	57,686	26,438
Total net revenues	80,852	138,303	443,829
Expenses
Charitable contributions	2,500	—	—
Other	838	931	267
Total expenses	3,338	931	267
Income before provision for income taxes and equity in undistributed earnings of subsidiaries	77,514	137,372	443,562
Provision for income taxes	66,398	31,267	129,948
Income before equity in undistributed earnings of subsidiaries	11,116	106,105	313,614
Equity in undistributed earnings of subsidiaries	300,307	38,551	161,893
Net income	$311,423	$144,656	$475,507

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022

	(in thousands)
Cash flows from operating activities
Net income	$311,423	$144,656	$475,507
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed earnings of subsidiaries	(300,307)	(38,551)	(161,893)
Amortization of net debt issuance costs	6,509	3,802	3,701
Decrease in receivable from PennyMac Mortgage Investment Trust	—	27	—
Increase in intercompany receivable	(698,869)	(894,204)	(31,566)
Increase (decrease) in accounts payable and accrued expenses	4,638	3,280	(1,779)
(Decrease) increase in payable to subsidiaries	(187)	52	19
Increase in income taxes payable	65,374	32,383	217,771
Net cash (used in) provided by operating activities	(611,419)	(748,555)	501,760
Cash flows from financing activities
Issuance of unsecured senior notes	650,000	750,000	—
Payment of debt issuance costs	(12,128)	(14,071)	—
Payment of dividend to holders of common stock	(52,160)	(41,446)	(54,621)
Issuance of common stock pursuant to exercise of stock options	20,062	17,215	2,947
Payment of withholding taxes relating to stock-based compensation	—	—	(7,780)
Repurchase of common stock	—	—	(406,086)
Net cash provided by (used in) financing activities	605,774	711,698	(465,540)
Net (decrease) increase in cash (1)	(5,645)	(36,857)	36,220
Cash at beginning of year	8,639	45,496	9,276
Cash at end of year	$2,994	$8,639	$45,496
Supplemental cash flow information:
Non-cash financing activity:
Repurchase of common stock by PNMAC on behalf of Parent company	$—	$71,491	$—
Payment of withholding taxes relating to stock-based compensation by PNMAC on behalf of Parent company	$9,401	$9,142	$—
Issuance of common stock in settlement of directors' fees	$256	$180	$205
(1)	The Company did not hold restricted cash during the years presented.

Note 29—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On February 6, 2025, the Company issued $850 million in principal amount of 6.875% unsecured senior notes due February, 15, 2033 that will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by its existing and future wholly-owned domestic subsidiaries.

●	On January 30, 2024, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on February 23, 2025 to common stockholders of record as of February 13, 2025.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	Chairman and Chief Executive Officer	February 19, 2025
David A. Spector	(Principal Executive Officer)

/s/ Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 19, 2025
Daniel S. Perotti	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	February 19, 2025
Gregory L. Hendry	(Principal Accounting Officer)

/s/ Doug Jones	Director, President and	February 19, 2025
Doug Jones	Chief Mortgage Banking Officer

/s/ Jonathon S. Jacobson	Director	February 19, 2025
Jonathon S. Jacobson

/s/ Patrick Kinsella	Director	February 19, 2025
Patrick Kinsella

/s/ Anne D. McCallion	Director	February 19, 2025
Anne D. McCallion

/s/ Joseph Mazzella	Director	February 19, 2025
Joseph Mazzella

/s/ Farhad Nanji	Director	February 19, 2025
Farhad Nanji

/s/ Jeffrey Perlowitz	Director	February 19, 2025
Jeffrey Perlowitz

/s/ Lisa Shalett	Director	February 19, 2025
Lisa Shalett

/s/ Sunil Chandra	Director	February 19, 2025
Sunil Chandra

/s/ Theodore Tozer	Director	February 19, 2025
Theodore Tozer