Form 10-Q
period 2025-03-31
PennyMac Financial Services, Inc.
filed 2025-04-29
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Common Stock, $0.0001 par value	51,663,586

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2025

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q (this “Report”), the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on February 19, 2025 and in our other SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2025	2024

	(in thousands, except share amounts)
ASSETS
Cash	$211,093	$238,482
Short-term investment at fair value	443,393	420,553
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	817,596	825,865
Loans held for sale at fair value (includes $7,027,759 and $8,140,834 pledged to creditors)	7,095,270	8,217,468
Derivative assets	171,931	113,076
Servicing advances, net (includes valuation allowance of $82,155 and $85,788; $303,106 and $357,939 pledged to creditors)	496,917	568,512
Mortgage servicing rights at fair value (includes $8,802,948 and $8,609,388 pledged to creditors)	8,963,889	8,744,528
Investment in PennyMac Mortgage Investment Trust at fair value	1,099	944
Receivable from PennyMac Mortgage Investment Trust	29,198	30,206
Loans eligible for repurchase	4,979,127	6,157,172
Other (includes $13,768 and $16,697 pledged to creditors)	663,363	770,081
Total assets	$23,872,876	$26,086,887
LIABILITIES
Assets sold under agreements to repurchase	$7,058,053	$8,685,207
Mortgage loan participation purchase and sale agreements	510,141	496,512
Notes payable secured by mortgage servicing assets	1,724,608	2,048,972
Unsecured senior notes	3,998,702	3,164,032
Derivative liabilities	14,552	40,900
Derivative liability to PMT	741	—
Mortgage servicing liabilities at fair value	1,651	1,683
Accounts payable and accrued expenses	365,056	354,414
Payable to PennyMac Mortgage Investment Trust	101,175	122,317
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	25,898	25,898
Income taxes payable	1,158,642	1,131,000
Liability for loans eligible for repurchase	4,979,127	6,157,172
Liability for losses under representations and warranties	30,774	29,129
Total liabilities	19,969,120	22,257,236

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,658,984 and 51,376,616 shares, respectively	5	5
Additional paid-in capital	68,902	56,072
Retained earnings	3,834,849	3,773,574
Total stockholders' equity	3,903,756	3,829,651
Total liabilities and stockholders' equity	$23,872,876	$26,086,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2025	2024

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$216,199	$162,794
From PennyMac Mortgage Investment Trust	4,838	(353)
	221,037	162,441
Loan origination fees:
From non-affiliates	46,134	36,012
From PennyMac Mortgage Investment Trust	477	359
	46,611	36,371
Fulfillment fees from PennyMac Mortgage Investment Trust	5,290	4,016
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	417,687	358,026
From PennyMac Mortgage Investment Trust	21,729	20,262
Other	49,052	45,896
	488,468	424,184
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(430,956)	(28,585)
Mortgage servicing rights hedging results	106,774	(294,645)
	(324,182)	(323,230)
Net loan servicing fees	164,286	100,954
Management fees from PennyMac Mortgage Investment Trust	7,012	7,188
Net interest expense:
Interest income	189,871	156,426
Interest expense	208,082	165,769
Net interest expense	(18,211)	(9,343)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	185	10
Results of real estate acquired in settlement of loans	(225)	406
Other	4,918	3,617
Total net revenues	430,903	305,660
Expenses
Compensation	181,988	146,376
Loan origination	44,096	30,568
Technology	40,197	35,967
Servicing	21,875	16,104
Marketing and advertising	9,432	3,671
Professional services	9,037	9,262
Occupancy and equipment	8,382	8,676
Other	11,700	11,153
Total expenses	326,707	261,777
Income before provision for income taxes	104,196	43,883
Provision for income taxes	27,916	4,575
Net income	$76,280	$39,308
Earnings per share
Basic	$1.48	$0.78
Diluted	$1.42	$0.74
Weighted average shares outstanding
Basic	51,506	50,547
Diluted	53,624	53,100

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	76,280	76,280
Stock-based compensation	281	—	12,773	—	12,773
Issuance of common stock in settlement of directors' fees	1	—	57	—	57
Common stock dividend ($0.30 per share)	—	—	—	(15,005)	(15,005)
Balance, March 31, 2025	51,659	$5	$68,902	$3,834,849	$3,903,756

	Quarter ended March 31, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	39,308	39,308
Stock-based compensation	728	—	2,808	—	2,808
Issuance of common stock in settlement of directors' fees	1	—	84	—	84
Common stock dividend ($0.20 per share)	—	—	—	(10,420)	(10,420)
Balance, March 31, 2024	50,908	$5	$27,179	$3,543,199	$3,570,383

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2025	2024

	(in thousands)
Cash flow from operating activities
Net income	$76,280	$39,308
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on loans held for sale at fair value	(221,037)	(162,441)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	430,956	28,585
Mortgage servicing rights hedging results	(106,774)	294,645
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	(11,335)	(264)
Capitalization of interest on loans held for sale	(210)	(128)
Amortization of debt issuance costs	7,072	7,357
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(155)	20
Results of real estate acquired in settlement in loans	225	(406)
Stock-based compensation expense	11,084	4,583
Provision (reversal of provision) for servicing advance losses	4,184	(1,541)
Depreciation and amortization	13,896	14,164
Amortization of operating lease right-of-use assets	3,405	3,436
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(20,437,666)	(16,302,059)
Origination of loans held for sale	(5,084,079)	(3,073,792)
Purchase of loans held for sale from non-affiliates	(815,720)	(496,609)
Purchase of loans from Ginnie Mae securities and early buyout investors	(1,079,557)	(791,726)
Sale to non-affiliates and principal payment of loans held for sale	27,587,429	19,676,917
Sale of loans held for sale to PennyMac Mortgage Investment Trust	654,808	—
Repurchase of loans subject to representations and warranties	(19,942)	(21,395)
Decrease in servicing advances	25,134	168,554
Increase in receivable from PennyMac Mortgage Investment Trust	(229)	(1,999)
Sale of real estate acquired in settlement of loans	19,992	13,165
Increase in other assets	(9,458)	(33,707)
Increase(decrease) in accounts payable and accrued expenses	14,769	(182,097)
Decrease in operating lease liabilities	(4,630)	(4,380)
Decrease in payable to PennyMac Mortgage Investment Trust	(20,126)	(80,581)
Increase in income taxes payable	27,641	4,451
Net cash provided by (used in) operating activities	1,065,957	(897,940)

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2025	2024

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(22,840)	10,199
Purchase of principal-only stripped mortgage-backed securities	—	(524,739)
Repayment of principal-only stripped mortgage-backed securities	37,738	116
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	74,572	(224,750)
Acquisition of capitalized software	(7,137)	(3,864)
Purchase of furniture, fixtures, equipment and leasehold improvements	(371)	(918)
Increase in margin deposits	(51,578)	(38,656)
Net cash provided by (used in) investing activities	30,384	(782,612)
Cash flow from financing activities
Sale of assets under agreements to repurchase	27,533,478	20,836,772
Repurchase of assets sold under agreements to repurchase	(29,161,286)	(19,165,094)
Issuance of mortgage loan participation purchase and sale certificates	5,807,294	5,399,717
Repayment of mortgage loan participation purchase and sale certificates	(5,793,836)	(5,482,145)
Issuance of notes payable secured by mortgage servicing assets	—	725,000
Repayment of notes payable secured by mortgage servicing assets	(325,000)	(625,000)
Issuance of unsecured senior notes	850,000	—
Payment of debt issuance costs	(21,064)	(7,480)
Issuance of common stock by exercise of stock options	5,452	7,626
Payment of withholding taxes relating to stock-based compensation	(3,763)	(9,401)
Payment of dividends to holders of common stock	(15,005)	(10,420)
Net cash (used in) provided by financing activities	(1,123,730)	1,669,575
Net decrease in cash	(27,389)	(10,977)
Cash at beginning of quarter	238,482	938,371
Cash at end of quarter	$211,093	$927,394
Supplemental cash flow information:
Cash paid for interest	$205,446	$152,261
Cash paid for income taxes, net	$274	$124
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$650,349	$412,520
Operating right-of-use assets recognized	$561	$—
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$57	$84

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

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and servicing. PNMAC’s investment management activities and a portion of its mortgage banking activities are conducted on behalf of PennyMac Mortgage Investment Trust, a real estate investment trust that invests in residential mortgage-related assets and is separately listed on the New York Stock Exchange under the ticker symbol “PMT”. PNMAC’s primary wholly owned subsidiaries are:

●	PennyMac Loan Services, LLC (“PLS”) — a Delaware limited liability company that services portfolios of residential mortgage loans on behalf of non-affiliates and PMT, purchases, originates and sells new prime credit quality residential mortgage loans and engages in other mortgage banking activities for its own account and the account of PMT. PLS has mortgage banking services, loan servicing, mortgage loan purchase and mortgage servicing rights (“MSRs”) recapture agreements with PMT.

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

●	PNMAC Capital Management, LLC (“PCM”) — a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has a management agreement with PMT.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income that may be expected for the full year ending December 31, 2025. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires the Company to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Recently Issued Accounting Pronouncement

Income Tax Disclosures

The FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the level of detail and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of:

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

The disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025, with early adoption permitted. The Company is evaluating the effect of ASU 2023-09 on its future disclosures.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 10% and 11% of total net revenues for the quarters ended March 31, 2025 and 2024, respectively. The Company also purchased 78% and 82% of its loan production from PMT during the quarters ended March 31, 2025 and 2024, respectively.

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

Note 4—Variable Interest Entities

The Company entered into securitization transactions in which PLS transfers participation certificates in its Ginnie Mae and Fannie Mae MSRs to variable interest entities (“VIEs”) that issue variable funding notes (“VFNs”) to PLS and term debt backed by the participation certificates. PLS finances the VFNs by selling them under agreements to repurchase. The Company acts as guarantor of the VFNs and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of the VFNs and guarantor of the VFNs and term debt, it holds the variable interests in the VIEs. Therefore, PFSI consolidates the VIEs.

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the financing of VFNs is included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. This financing is detailed in Note 14 – Short-Term Debt and Note 15 – Long Term Debt.

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all refinance mortgage loans originated in such month, plus the aggregate unpaid principal balance of all “preserved mortgage loans” relating to closed end second lien loans originated in such month, to (ii) the aggregate unpaid principal balance of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate unpaid principal balance of all “preserved mortgage loans” relating to closed end second loans originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. The company has further agreed to allocate such resources sufficient to target a recapture rate of at least 30%.

Through 2024, the MSR recapture agreement required the Company to transfer cash to PMT in an amount equal to:

●	40% of the fair market value of the MSRs relating to the recaptured loans subject to the first 15% of the “recapture rate”;

●	35% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 15% and up to 30%; and

●	30% of the fair market value of the MSRs relating to the recaptured loans subject to the “recapture rate” in excess of 30%.

The “recapture rate” meant, during each month, the ratio of (i) the aggregate unpaid principal balance of all recaptured mortgage loans, to (ii) the aggregate unpaid principal balance of all mortgage loans for which the Company held the MSRs and that were refinanced or otherwise paid off in such month.

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

Mortgage Banking Services Agreement

Fulfillment Services

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the number of non-Ginnie Mae loan commitments issued during the quarter multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of the number of loan commitments issued to PMT during the quarter to the total number of non-Ginnie Mae loan commitments issued during the quarter, plus

●	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of the number of loans purchased by PMT during the quarter to the total number of non-Ginnie Mae loans purchased during the quarter, plus

●	$500 multiplied by the number of all purchased loans that are securitized or sold to parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to the Company with respect to any Ginnie Mae mortgage loans, any Fannie Mae mortgage loan or Freddie Mac mortgage loan acquired from PMT by the Company on a discretionary basis, or any mortgage loan acquired by PMT from the Company on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

Through 2024, the mortgage banking services agreement provided for a quarterly fulfillment fee not to exceed the following:

●	the number of loan commitments issued multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments were subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 loan commitments per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

●	$315 multiplied by the number of purchased loans that were sold to Fannie Mae or Freddie Mac up to and including 16,500 loans per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus

●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae or Freddie Mac; provided, however, that no fulfillment fee was due or payable to PLS with respect to any Ginnie Mae loans and certain Fannie Mae or Freddie Mac loans acquired by PLS.

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, under the agreement, the Company purchases mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and sourcing fee ranging from one to two basis points of the unpaid principal balance (“UPB”) of the loan, generally based on the average number of calendar days the loans are held by PMT before purchase by the Company. The Company may also acquire conventional loans from PMT on the same terms upon mutual agreement between PMT and the Company.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Net gains (losses) on loans held for sale at fair value:
Net gains on loans sold and forward sale to PMT (primarily cash)	$6,046	$—
Mortgage servicing rights recapture incurred	(1,208)	(353)
	$4,838	$(353)
Sale of loans held for sale to PMT	$654,808	$—
UPB of loans recaptured	$159,472	$62,073

Tax service fees earned from PMT included in Loan origination fees	$477	$359

Fulfillment fee revenue	$5,290	$4,016
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$2,781,722	$1,771,681

Sourcing fees included in cost of loans purchased from PMT	$2,015	$1,605
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$11,191,880	$7,856,925
Conventional conforming	8,960,796	8,189,930
	$20,152,676	$16,046,855

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and servicing for its portfolio of residential mortgage loans.

●	The base servicing fees for mortgage loans are calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes real estate acquired in settlement of loans (“REO”). The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Servicing fees	$21,729	$20,262

Through 2024, the following fees were provided for by the Servicing Agreement:

Prime Servicing

●	The base servicing fees for prime loans (loans included in PMT’s MSR private label securitization portfolios and its inventory of loans held for sale) were calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan was a fixed-rate or adjustable-rate loan. The base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans became delinquent, the Company was entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property became REO. The Company was also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Special Servicing

●	The base servicing fee rates for special servicing loans (loans purchased by PMT with credit deterioration) ranged from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO was $75 per month. The Company also received a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company received activity-based fees for modifications, foreclosures and liquidations that it facilitated with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

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

Management Agreement

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with PMT’s investment policies for which the Company collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined as the sum of net proceeds from issuance and repurchases of equity securities since inception, plus retained earnings or reduced by retained losses.

●	The performance incentive fee is calculated annually at a defined percentage of the amount by which PMT’s “net income,” over a fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”

●	The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the quarter exceeds (i) an 8% return on “common shareholders’ equity” plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the quarter exceeds (i) a 12% return on PMT’s “common shareholders’ equity” plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the quarter exceeds a 16% return on PMT’s “common shareholders’ equity” plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Common shareholders’ equity” is defined as “shareholder’s equity” less the average GAAP accounting value of the Company’s preferred equity.

“High watermark” is the annual adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “equity”) in that year exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS Yield (the “Target Yield”) for the year then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amount required for the Company to earn a performance incentive fee is adjusted cumulatively based on the performance of PMT’s net income over (or under) the Target Yield, until the net income in excess of the Target Yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The high watermark is calculated based on the two years preceding the fiscal year for which the incentive fee is calculated, and will never be less than zero after including all high watermark increases and high watermark decreases over any such rolling two fiscal year period.

The base management fee is paid quarterly and in arrears, and the performance incentive fee is paid annually and in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares of beneficial interest (subject to a limit of no more than 50% paid in common shares of beneficial interest), at PMT’s option.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Base management fees	$7,012	$7,188
Performance incentive fees	—	—
	$7,012	$7,188
Average PMT's shareholders' equity used to calculate base management and incentive fees	$1,895,785	$1,927,401

Through 2024, under the Management Agreement, both base management and performance incentive fees were paid quarterly and the high watermark was assessed and calculated on a cumulative basis since inception.

The Management Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax, accounting, internal audit and investor relations services for the direct benefit of PMT. PMT is also required to pay its pro rata portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are based on the resources the Company dedicates to investment management activities for PMT, as determined by the Company in its sole discretion.

Through 2024, PMT reimbursed the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates would allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of PMT. With respect to the allocation of the Company’s and its affiliates’ personnel compensation, the Company was reimbursed $165,000 per fiscal quarter. Overhead expenses were previously allocated based on the ratio of PMT’s proportion of gross assets compared to all remaining gross assets owned or managed by the Company, as calculated at each fiscal quarter end.

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$4,601	$6,414
Common overhead incurred by the Company	981	1,944
Compensation	1,629	165
	$7,211	$8,523
Payments and settlements during the quarter (1)	$28,048	$30,085
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

The Company owns 75,000 common shares of beneficial interest of PMT.

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$185	$10

	March 31,	December 31,
	2025	2024

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$1,099	$944
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2025	2024

	(in thousands)
Receivable from PMT:
Correspondent production fees	$9,097	$11,122
Servicing fees	7,266	6,822
Management fees	7,012	7,149
Allocated expenses and expenses incurred on PMT's behalf	5,823	3,508
Fulfillment fees	—	1,605
	$29,198	$30,206
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$86,020	$106,302
Other	15,155	16,015
	$101,175	$122,317

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with certain former owners of PNMAC that provides for the payment from time to time by the Company to PNMAC’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PNMAC’s assets resulting from exchanges of ownership interests in PNMAC and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Company has recorded a $25.9 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2025 and December 31, 2024. The Company did not make payments under the tax receivable agreement during the quarters ended March 31, 2025 and 2024.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Cash flows:
Sales proceeds	$27,587,429	$19,676,917
Servicing fees received	$396,232	$336,248

The Company is contractually responsible for making the payments required to protect the loans’ beneficial interest holders’ interests in the properties collateralizing their loans and may, therefore, be required to advance amounts in excess of insurer or guarantor reimbursement limits. Therefore, the Company provides a valuation allowance on the servicing advances for these amounts to adjust their carrying values to amounts that are expected to ultimately be recovered from the loans’ insurers, guarantors, or beneficial interest holders.

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Balance at beginning of quarter	$85,788	$73,991
Provision (reversals of provision) for losses	4,184	(1,541)
Charge-offs, net	(7,817)	(5,123)
Balance at end of quarter	$82,155	$67,327

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement with the loans as servicer:

	March 31,	December 31,
	2025	2024

	(in thousands)
Unpaid principal balance of loans outstanding	$426,951,027	$410,393,342
Delinquent loans:
30-89 days	$15,120,416	$17,301,961
90 days or more:
Not in foreclosure	$6,878,669	$8,104,348
In foreclosure	$1,230,939	$693,934
Foreclosed	$3,262	$2,928
Loans in bankruptcy	$1,815,360	$1,762,324

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	March 31, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$426,951,027	$—	$426,951,027
Purchased	15,276,140	—	15,276,140
Subserviced	—	1,148,070	1,148,070
	442,227,167	1,148,070	443,375,237
PennyMac Mortgage Investment Trust	—	229,907,855	229,907,855
Loans held for sale	6,911,473	—	6,911,473
	$449,138,640	$231,055,925	$680,194,565
Delinquent loans:
30 days	$11,631,622	$1,954,743	$13,586,365
60 days	4,026,422	614,354	4,640,776
90 days or more:
Not in foreclosure	7,035,395	1,240,979	8,276,374
In foreclosure	1,279,420	124,997	1,404,417
Foreclosed	4,104	2,689	6,793
	$23,976,963	$3,937,762	$27,914,725
Loans in bankruptcy	$1,899,730	$307,272	$2,207,002
Custodial funds managed by the Company (1)	$7,079,846	$2,643,740	$9,723,586
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$410,393,342	$—	$410,393,342
Purchased	15,681,406	—	15,681,406
Subserviced	—	806,584	806,584
	426,074,748	806,584	426,881,332
PennyMac Mortgage Investment Trust	—	230,753,581	230,753,581
Loans held for sale	8,128,914	—	8,128,914
	$434,203,662	$231,560,165	$665,763,827
Delinquent loans:
30 days	$13,095,250	$1,996,821	$15,092,071
60 days	4,838,550	676,508	5,515,058
90 days or more:
Not in foreclosure	8,289,129	1,210,270	9,499,399
In foreclosure	730,372	106,188	836,560
Foreclosed	3,716	2,732	6,448
	$26,957,017	$3,992,519	$30,949,536
Loans in bankruptcy	$1,852,396	$286,093	$2,138,489
Custodial funds managed by the Company (1)	$6,171,157	$2,391,875	$8,563,032
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2025	2024

	(in thousands)
California	$77,470,559	$76,364,993
Texas	67,407,963	65,317,775
Florida	65,493,205	63,850,638
Virginia	36,818,071	36,428,575
Georgia	28,976,027	28,499,141
All other states	404,028,740	395,302,705
	$680,194,565	$665,763,827

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$443,393	$—	$—	$443,393
Principal-only stripped mortgage-backed securities	—	817,596	—	817,596
Loans held for sale	—	6,653,649	441,621	7,095,270
Derivative assets:
Interest rate lock commitments	—	—	111,722	111,722
Forward purchase contracts	—	18,531	—	18,531
Forward sales contracts	—	7,339	—	7,339
MBS put options	—	1	—	1
Put options on interest rate futures purchase contracts	15,308	—	—	15,308
Call options on interest rate futures purchase contracts	25,711	—	—	25,711
Total derivative assets before netting	41,019	25,871	111,722	178,612
Netting	—	—	—	(6,681)
Total derivative assets	41,019	25,871	111,722	171,931
Mortgage servicing rights	—	—	8,963,889	8,963,889
Investment in PennyMac Mortgage Investment Trust	1,099	—	—	1,099
	$485,511	$7,497,116	$9,517,232	$17,493,178
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$1,780	$1,780
Forward purchase contracts	—	1,748	—	1,748
Forward sales contracts	—	69,129	—	69,129
Put options on interest rate futures sale contracts	1,523	—	—	1,523
Call options on interest rate futures sale contracts	5,125	—	—	5,125
Total derivative liabilities before netting	6,648	70,877	1,780	79,305
Netting	—	—	—	(64,753)
Total derivative liabilities	6,648	70,877	1,780	14,552
Derivative liability to PMT	—	741	—	741
Mortgage servicing liabilities	—	—	1,651	1,651
	$6,648	$71,618	$3,431	$16,944

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$420,553	$—	$—	$420,553
Principal-only stripped mortgage-backed securities	—	825,865	—	825,865
Loans held for sale	—	7,783,415	434,053	8,217,468
Derivative assets:
Interest rate lock commitments	—	—	56,946	56,946
Forward purchase contracts	—	3,701	—	3,701
Forward sales contracts	—	152,526	—	152,526
MBS put options	—	3,278	—	3,278
Put options on interest rate futures purchase contracts	12,592	—	—	12,592
Call options on interest rate futures purchase contracts	3,250	—	—	3,250
Total derivative assets before netting	15,842	159,505	56,946	232,293
Netting	—	—	—	(119,217)
Total derivative assets	15,842	159,505	56,946	113,076
Mortgage servicing rights	—	—	8,744,528	8,744,528
Investment in PennyMac Mortgage Investment Trust	944	—	—	944
	$437,339	$8,768,785	$9,235,527	$18,322,434
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$23,381	$23,381
Forward purchase contracts	—	66,646	—	66,646
Forward sales contracts	—	12,854	—	12,854
Total derivative liabilities before netting	—	79,500	23,381	102,881
Netting	—	—	—	(61,981)
Total derivative liabilities	—	79,500	23,381	40,900
Mortgage servicing liabilities	—	—	1,683	1,683
	$—	$79,500	$25,064	$42,583

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended March 31, 2025
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$33,565	$8,744,528	$9,212,146
Purchases and issuances, net	1,383,885	182,543	—	1,566,428
Capitalization of interest and servicing advances	10,632	—	—	10,632
Sales and repayments	(514,646)	—	—	(514,646)
Mortgage servicing rights resulting from loan sales	—	—	650,349	650,349
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,986	—	—	1,986
Other factors	36,948	116,113	(430,988)	(277,927)
	38,934	116,113	(430,988)	(275,941)
Transfers:
From Level 3 to Level 2	(911,237)	—	—	(911,237)
To loans held for sale	—	(222,279)	—	(222,279)
Balance, March 31, 2025	$441,621	$109,942	$8,963,889	$9,515,452
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2025	$23,715	$109,942	$(430,988)	$(297,331)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	March 31, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(32)
Balance, March 31, 2025	$1,651
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2025	$(32)

	Quarter ended March 31, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	905,860	100,271	—	1,006,131
Capitalization of interest and servicing advances	11,226	—	—	11,226
Sales and repayments	(383,999)	—	—	(383,999)
Mortgage servicing rights resulting from loan sales	—	—	412,520	412,520
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	17,142	—	—	17,142
Other factors	(572)	11,524	(28,658)	(17,706)
	16,570	11,524	(28,658)	(564)
Transfers from Level 3 to Level 2	(561,829)	—	—	(561,829)
Transfers to loans held for sale	—	(131,580)	—	(131,580)
Balance, March 31, 2024	$466,392	$69,808	$7,483,210	$8,019,410
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2024	$19,043	$69,808	$(28,658)	$60,193
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended March 31, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(73)
Balance, March 31, 2024	$1,732
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2024	$(73)

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item are summarized below:

	Quarter ended March 31,
	2025			2024
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$18,134	$18,134	$—	$(311)	$(311)
Loans held for sale	292,143	—	292,143	129,329	—	129,329
Mortgage servicing rights	—	(430,988)	(430,988)	—	(28,658)	(28,658)
	$292,143	$(412,854)	$(120,711)	$129,329	$(28,969)	$100,360
Liabilities:
Mortgage servicing liabilities	$—	$32	$32	$—	$73	$73

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	March 31, 2025			December 31, 2024
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$7,065,679	$6,868,687	$196,992	$8,187,561	$8,089,532	$98,029
90 days or more delinquent:
Not in foreclosure	24,169	26,577	(2,408)	24,663	27,901	(3,238)
In foreclosure	5,422	16,209	(10,787)	5,244	11,481	(6,237)
	$7,095,270	$6,911,473	$183,797	$8,217,468	$8,128,914	$88,554

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2025	$—	$—	$5,365	$5,365
December 31, 2024	$—	$—	$5,238	$5,238

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Real estate acquired in settlement of loans	$(562)	$(1,210)

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by mortgage servicing assets and Unsecured senior notes are carried at amortized cost.

These liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these liabilities other than the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair values and carrying values of these liabilities are summarized below:

	March 31, 2025		December 31, 2024
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,742,152	$1,724,608	$1,742,421	$1,724,120
Unsecured senior notes	$4,042,296	$3,998,702	$3,172,983	$3,164,032

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

To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and of key inputs to those procured from non-affiliate brokers and published surveys.

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

A loan becomes eligible for resale into a new Ginnie Mae guaranteed security when the loan becomes current either through completion of a modification of the loan’s terms or after three months of timely payments following either the completion of a payment deferral program or borrower reperformance and when the issuance date of the new security is at least 120 days after the date the loan was last delinquent.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2025	December 31, 2024
Fair value (in thousands)	$441,621	$434,053
Key inputs (1):
Discount rate:
Range	6.1% – 9.3%	6.5% – 9.3%
Weighted average	6.7%	7.0%
Twelve-month projected housing price index change:
Range	2.5% – 3.1%	2.2% – 2.8%
Weighted average	2.7%	2.3%
Voluntary prepayment/resale speed (2):
Range	6.4% – 42.9%	6.4% – 34.4%
Weighted average	26.1%	22.0%
Total prepayment/resale speed (3):
Range	6.5% – 48.4%	6.5% – 41.3%
Weighted average	28.5%	23.9%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2025	December 31, 2024
Fair value (in thousands) (1)	$109,942	$33,565
Committed amount (in thousands)	$9,890,968	$7,801,677
Key inputs (2):
Pull-through rate:
Range	23.5% – 100%	29.8% – 100%
Weighted average	86.2%	88.2%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.7	1.0 – 8.6
Weighted average	5.3	5.4
Percentage of loan commitment amount:
Range	0.3% – 4.6%	0.3% – 4.6%
Weighted average	2.3%	2.4%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2025	2024

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$650,349	$412,520
Unpaid principal balance	$27,664,977	$19,484,815
Weighted average servicing fee rate (in basis points)	43	44
Key inputs (1):
Annual total prepayment speed (2):
Range	6.6% – 15.0%	7.9% – 15.9%
Weighted average	8.8%	11.0%
Equivalent average life (in years):
Range	3.8 – 10.2	3.5 – 9.3
Weighted average	8.7	7.5
Pricing spread (3):
Range	4.9% – 12.6%	5.5% – 12.6%
Weighted average	5.5%	6.3%
Per-loan annual cost of servicing:
Range	$70 – $127	$71 – $127
Weighted average	$101	$99
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	March 31, 2025	December 31, 2024

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 8,963,889	$ 8,744,528
Underlying loan characteristics:
Unpaid principal balance	$ 442,208,097	$ 426,055,220
Weighted average note interest rate	4.6%	4.5%
Weighted average servicing fee rate (in basis points)	38	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.2% – 18.6%	5.9% – 17.7%
Weighted average	8.8%	7.8%
Equivalent average life (in years):
Range	2.7 – 8.8	2.7 – 9.1
Weighted average	8.1	8.4
Effect on fair value of (3):
5% adverse change	($143,098)	($126,224)
10% adverse change	($281,233)	($248,349)
20% adverse change	($543,632)	($481,100)
Pricing spread (4):
Range	4.9% – 11.4%	5.0% – 11.3%
Weighted average	6.1%	6.2%
Effect on fair value of (3):
5% adverse change	($114,388)	($113,419)
10% adverse change	($225,908)	($223,960)
20% adverse change	($440,737)	($436,805)
Per-loan annual cost of servicing:
Range	$68 – $127	$68 – $130
Weighted average	$105	$105
Effect on fair value of (3):
5% adverse change	($49,754)	($48,830)
10% adverse change	($99,509)	($97,661)
20% adverse change	($199,018)	($195,321)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in determining the fair value of MSLs:

	March 31,	December 31,
	2025	2024
Fair value (in thousands)	$1,651	$1,683
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$19,070	$19,528
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	15.4%	15.7%
Equivalent average life (in years)	5.2	5.1
Pricing spread (3)	8.8%	8.6%
Per-loan annual cost of servicing	$935	$969
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8— Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Balance at beginning of quarter	$825,865	$—
Purchases	—	524,739
Repayments	(37,738)	(116)
Changes in fair value included in income arising from:
Accrual of purchase discounts	11,335	264
Valuation adjustments	18,134	(311)
	29,469	(47)
Balance at end of quarter	$817,596	$524,576

Following is a summary of the Company’s investment in principal-only stripped MBS:

	March 31,	December 31,
	2025	2024

	(in thousands)
Principal balance	$1,023,745	$1,061,484
Unearned discounts	(186,083)	(197,418)
Cumulative valuation changes	(20,066)	(38,201)
Fair value	$817,596	$825,865
Fair value of principal-only stripped mortgage-backed securities to secure Assets sold under agreements to repurchase	$817,596	$825,865

All of the Company’s principal-only stripped MBS had contractual maturities of over ten years.

Note 9—Loans Held for Sale at Fair Value

Loans held for sale at fair value include the following:

	March 31,	December 31,
Mortgage type	2025	2024

	(in thousands)
Government-insured or guaranteed	$4,575,020	$4,154,069
Conventional conforming	1,644,181	3,127,082
Jumbo	434,448	502,264
Closed-end second lien	231,692	272,285
Purchased from Ginnie Mae securities serviced by the Company	196,295	145,026
Repurchased pursuant to representations and warranties	13,634	16,742
	$7,095,270	$8,217,468
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$6,485,146	$7,612,832
Mortgage loan participation purchase and sale agreements	542,613	528,002
	$7,027,759	$8,140,834

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

The Company engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of certain of its assets. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and its MSRs.

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

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	9,890,968	$111,722	$1,780	7,801,677	$56,946	$23,381
Subject to master netting arrangements (2):
Forward purchase contracts	12,030,348	18,531	1,748	12,760,764	3,701	66,646
Forward sales contracts	20,823,643	7,339	69,129	23,440,334	152,526	12,854
MBS put options	500,000	1	—	450,000	3,278	—
Put options on interest rate futures purchase contracts	13,325,000	15,308	—	4,270,000	12,592	—
Call options on interest rate futures purchase contracts	9,550,000	25,711	—	7,600,000	3,250	—
Put options on interest rate futures sale contracts	3,250,000	—	1,523	—	—	—
Call options on interest rate futures sale contracts	800,000	—	5,125	—	—	—
Treasury futures purchase contracts	7,951,000	—	—	7,467,000	—	—
Treasury futures sale contracts	9,380,000	—	—	10,521,000	—	—
Total derivatives before netting		178,612	79,305		232,293	102,881
Netting		(6,681)	(64,753)		(119,217)	(61,981)
		$171,931	$14,552		$113,076	$40,900
Forward sale contract with PennyMac Mortgage Investment Trust	59,541	$—	$741	—	$—	$—
Deposits placed with (received from) derivative counterparties included in the derivative balances above, net		$58,072			$(57,236)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	March 31, 2025				December 31, 2024
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$111,722	$—	$—	$111,722	$56,946	$—	$—	$56,946
RJ O' Brien	34,371	—	—	34,371	15,842	—	—	15,842
Morgan Stanley Bank, N.A.	10,396	—	—	10,396	15,260	—	—	15,260
Bank of Montreal	4,061	—	—	4,061	3,781	—	—	3,781
JPMorgan Chase Bank, N.A.	2,935	—	—	2,935	—	—	—	—
Mizuho Bank, Ltd.	2,093	—	—	2,093	1,683	—	—	1,683
Bank of America, N.A.	—	—	—	—	8,221	—	—	8,221
Athene Annuity & Life Assurance Company	—	—	—	—	2,352	—	—	2,352
BNP Paribas	—	—	—	—	2,260	—	—	2,260
Others	6,353	—	—	6,353	6,731	—	—	6,731
	$171,931	$—	$—	$171,931	$113,076	$—	$—	$113,076

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

	March 31, 2025				December 31, 2024
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$1,780	$—	$—	$1,780	$23,381	$—	$—	$23,381
Atlas Securitized Products, L.P.	1,618,676	(1,618,676)	—	—	1,938,756	(1,938,756)	—	—
Bank of America, N.A.	1,218,402	(1,211,436)	—	6,966	1,294,213	(1,294,213)	—	—
JPMorgan Chase Bank, N.A.	895,111	(894,816)	—	295	1,220,822	(1,214,559)	—	6,263
Royal Bank of Canada	792,680	(792,680)	—	—	785,597	(785,597)	—	—
Wells Fargo Bank, N.A.	624,073	(622,836)	—	1,237	795,119	(789,305)	—	5,814
Citibank, N.A.	557,694	(557,694)	—	—	455,426	(455,426)	—	—
BNP Paribas	408,559	(408,559)	—	—	568,790	(568,790)	—	—
Santander US Capital Markets LLC	244,651	(243,706)	—	945	282,077	(282,077)	—	—
Goldman Sachs	232,012	(232,012)	—	—	336,894	(336,624)	—	270
Morgan Stanley Bank, N.A.	166,669	(166,669)	—	—	472,659	(472,659)	—	—
Barclays Capital	140,864	(140,864)	—	—	258,559	(254,750)	—	3,809
Nomura Corporate Funding Americas	125,000	(125,000)	—	—	175,000	(175,000)	—	—
Mizuho Bank, Ltd.	50,000	(50,000)	—	—	125,000	(125,000)	—	—
Federal National Mortgage Association	1,126	—	—	1,126	—	—	—	—
PennyMac Mortgage Investment Trust	741	—	—	741	—	—	—	—
Others	2,203	—	—	2,203	1,363	—	—	1,363
	$7,080,241	$(7,064,948)	$—	$15,293	$8,733,656	$(8,692,756)	$—	$40,900
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statement of income line	2025	2024

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$76,377	$(19,786)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(145,046)	$52,237
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$88,640	$(294,334)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Balance at beginning of quarter	$8,744,528	$7,099,348
MSRs resulting from loan sales	650,349	412,520
Change in fair value due to:
Changes in inputs used in valuation model (1)	(205,489)	169,952
Other changes in fair value (2)	(225,499)	(198,610)
Total change in fair value	(430,988)	(28,658)
Balance at end of quarter	$8,963,889	$7,483,210
Unpaid principal balance of underlying loans at end of quarter	$442,208,097	$381,470,663

	March 31,	December 31,
	2025	2024

	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$8,802,948	$8,609,388
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Balance at beginning of quarter	$1,683	$1,805
Changes in fair value due to:
Changes in inputs used in valuation model (1)	5	(27)
Other changes in fair value (2)	(37)	(46)
Total change in fair value	(32)	(73)
Balance at end of quarter	$1,651	$1,732
Unpaid principal balance of underlying loans at end of quarter	$19,070	$22,644

(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Contractual servicing fees	$417,687	$358,026
Other fees:
Late charges	20,051	17,609
Other	3,479	2,640
	$441,217	$378,275

Note 12—Other Assets

Other assets are summarized below:

	March 31,	December 31,
	2025	2024

	(in thousands)
Margin deposits	$183,678	$288,153
Capitalized software, net	115,958	120,802
Servicing fees receivable, net	44,566	38,676
Other servicing receivables	47,255	54,058
Prepaid expenses	42,546	45,762
Interest receivable	37,791	41,286
Operating lease right-of-use assets	33,728	36,572
Real estate acquired in settlement of loans	26,582	14,976
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	13,768	16,697
Furniture, fixtures, equipment and building improvements, net	11,371	12,916
Other	106,120	100,183
	$663,363	$770,081
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$13,768	$16,697

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2025	2024

	(dollars in thousands)
Lease expense:
Operating leases	$4,002	$4,031
Short-term leases	66	84
Sublease income	(377)	(425)
Net lease expense included in Occupancy and equipment expense	$3,691	$3,690

Other information:
Payments for operating leases	$5,077	$4,974
Operating lease right-of-use assets recognized	$561	$—
Quarter end weighted averages:
Remaining lease term (in years)	3.4	4.1
Discount rate	3.9%	3.8%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2026	$19,109
2027	13,352
2028	5,765
2029	5,009
2030	3,506
Thereafter	2,284
Total lease payments	49,025
Less imputed interest	(4,653)
Operating lease liability included in Accounts payable and accrued expenses	$44,372

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2025.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by principal-only stripped mortgage-backed securities, loans held for sale or participation certificates backed by mortgage servicing assets. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Principal-only stripped mortgage-backed securities, participation certificates and loans financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2025	2024

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$6,109,683	$3,542,537
Weighted average interest rate (1)	5.94%	7.24%
Total interest expense	$94,229	$70,435
Maximum daily amount outstanding	$8,589,915	$5,442,438
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $4.8 million and $6.7 million for the quarters ended March 31, 2025 and 2024, respectively.

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,064,948	$8,692,756
Unamortized debt issuance costs	(6,895)	(7,549)
	$7,058,053	$8,685,207
Weighted average interest rate	5.80%	5.89%
Available borrowing capacity (1):
Committed	$1,117,467	$460,000
Uncommitted	4,613,856	3,104,026
	$5,731,323	$3,564,026
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$817,596	$825,865
Loans held for sale	$6,485,146	$7,612,832
Servicing advances (2)	$303,106	$357,939
Mortgage servicing rights (2)	$7,636,201	$7,488,539
Deposits (2)	$13,768	$16,697
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15–Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at March 31, 2025 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,498,129
Over 30 to 90 days	4,863,578
Over 90 to 180 days	184,880
Over 180 days to one year	55,015
Over one year to two years	463,346
Total assets sold under agreements to repurchase	$7,064,948
Weighted average maturity (in months)	3.4
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of March 31, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$5,919,844	March 18, 2026	March 18, 2026
Atlas Securitized Products, L.P.	$156,111	August 21, 2025	June 26, 2026
Bank of America, N.A.	$88,190	May 3, 2025	June 10, 2026
JP Morgan Chase Bank, N.A.	$52,021	May 31, 2025	June 28, 2026
Royal Bank of Canada	$47,349	May 1, 2025	February 12, 2026
Citibank, N.A.	$39,446	June 1, 2025	June 11, 2026
BNP Paribas	$24,716	June 16, 2025	September 30, 2026
Barclays Bank PLC	$24,258	August 17, 2025	March 6, 2026
Morgan Stanley Bank, N.A.	$21,106	June 9, 2025	May 22, 2026
Wells Fargo Bank, N.A.	$16,838	June 14, 2025	October 15, 2025
Goldman Sachs Bank USA	$8,653	June 14, 2025	February 13, 2027
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through July 25, 2026 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,300	April 24, 2025
JP Morgan Chase Bank, N.A.	$19,294	April 7, 2025
Wells Fargo Bank, N.A.	$20,178	April 23, 2025
Santander US Capital Markets LLC	$16,711	April 15, 2025

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

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs, and a holdback amount, that is based on a percentage of the purchase price. The holdback amount is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2025	2024

	(dollars in thousands)
Average balance	$261,045	$234,874
Weighted average interest rate (1)	5.64%	6.69%
Total interest expense	$3,804	$4,077
Maximum daily amount outstanding	$511,846	$515,990
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 for the quarters ended March 31, 2025 and 2024.

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$510,313	$496,856
Unamortized debt issuance costs	(172)	(344)
	$510,141	$496,512
Weighted average interest rate	5.58%	5.58%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$542,613	$528,002

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

Freddie Mac MSR Notes Payable

The Company has notes payable facilities with two lenders that are secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreements. The facilities expire on March 6 and June 11, 2026. The maximum amount that the Company may borrow under the notes payable is $900 million, $850 million of which is committed, and may be reduced by other debt outstanding with the counterparties.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended March 31,
	2025	2024

	(dollars in thousands)
Average balance	$1,863,611	$1,950,330
Weighted average interest rate (1)	7.85%	8.92%
Total interest expense	$36,578	$44,006
(1)	Excludes the effect of amortization of debt issuance costs totaling $513,000 and $750,000 for the quarters ended March 31, 2025 and 2024, respectively.

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,730,000	$1,730,000
Freddie Mac MSR Notes Payable	—	325,000
	1,730,000	2,055,000
Unamortized debt issuance costs	(5,392)	(6,028)
	$1,724,608	$2,048,972
Weighted average interest rate	7.86%	7.81%
Assets pledged to secure notes payable (1):
Servicing advances	$303,106	$357,939
Mortgage servicing rights	$8,802,948	$8,609,388
Deposits	$13,768	$16,697
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that include Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
September 29, 2020	$500,000	5.375%	October 15, 2025	October 15, 2022
October 19, 2020	150,000	5.375%	October 15, 2025	October 15, 2022
February 11, 2021	650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
	$4,050,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended March 31,
	2025	2024

	(dollars in thousands)
Average balance	$3,710,000	$2,550,000
Weighted average interest rate (1)	6.26%	5.90%
Total interest expense	$60,137	$38,832
(1)	Excludes the effect of amortization of debt issuance costs of $2.0 million and $1.4 million for the quarters ended March 31, 2025 and 2024, respectively.

	March 31,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,050,000	$3,200,000
Unamortized debt issuance costs and premiums, net	(51,298)	(35,968)
	$3,998,702	$3,164,032
Weighted average interest rate	6.30%	6.15%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended March 31,
	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$—	$1,180,000	$550,000	$—	$—	$1,730,000
Unsecured senior notes	650,000	—	—	650,000	750,000	2,000,000	4,050,000
Total	$650,000	$—	$1,180,000	$1,200,000	$750,000	$2,000,000	$5,780,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Balance at beginning of quarter	$29,129	$30,788
Provision for losses:
Resulting from sales of loans	3,547	3,952
Resulting from change in estimate	(1,415)	(3,320)
Losses incurred	(487)	(1,444)
Balance at end of quarter	$30,774	$29,976
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$430,898,425	$366,147,661

Note 17—Income Taxes

The Company’s effective income tax rates were 26.8% and 10.4% for the quarters ended March 31, 2025 and 2024, respectively. The increase in the effective income tax rate for the quarter ended March 31, 2025 compared to the same period in 2024 is primarily due to a reduction in the tax deduction related to equity compensation and greater pre-tax income earned in the quarter ended March 31, 2025.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $9.9 billion as of March 31, 2025.

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

Note 19—Stockholders’ Equity

The Company’s stock repurchase program provides for the repurchase of up to $2 billion of its common stock, before transaction costs and excise tax. From inception through March 31, 2025, the Company repurchased $1.8 billion of common stock, including $537,000 in transaction fees. No common stock was repurchased during the quarters ended March 31, 2025 and 2024.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(276,310)	$(309,190)
Hedging activities	(310,699)	150,219
	(587,009)	(158,971)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	650,349	412,520
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(3,547)	(3,952)
Reductions in liability due to changes in estimate	1,415	3,320
Changes in fair values of loans and derivatives held at end of quarter:
Interest rate lock commitments	76,377	(19,786)
Loans	(87,039)	27,645
Hedging derivatives	165,653	(97,982)
	216,199	162,794
From PennyMac Mortgage Investment Trust (1)	4,838	(353)
	$221,037	$162,441
(1)	Gains and losses on sales of loans to PMT are described in Note 5–Related Party Transactions–PennyMac Mortgage Investment Trust–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Interest income:
Cash and short-term investments	$10,007	$14,582
Principal-only stripped mortgage-backed securities	11,595	270
Loans held for sale	87,394	65,421
Placement fees relating to custodial funds	79,795	76,133
Other	1,080	20
	189,871	156,426
Interest expense:
Assets sold under agreements to repurchase	94,229	70,435
Mortgage loan participation purchase and sale agreements	3,804	4,077
Notes payable secured by mortgage servicing assets	36,578	44,006
Unsecured senior notes	60,137	38,832
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	9,774	6,121
Interest on mortgage loan impound deposits	2,581	1,987
Other	979	311
	208,082	165,769
	$(18,211)	$(9,343)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	185	246
Stock options	187	188
Time-based RSUs	260	145
Grant date fair value:
Performance-based RSUs	$18,788	$20,915
Stock options	8,138	6,935
Time-based RSUs	26,484	12,333
Total	$53,410	$40,183
Vesting and exercise:
Performance-based RSUs vested	—	309
Stock options exercised	126	331
Time-based RSUs vested	185	209
Stock-based compensation expense	$11,084	$4,583

Note 23—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Quarter ended March 31,
Expense line	2025	2024

	(in thousands)
Technology
Amortization of capitalized software	$11,981	$12,181
Other (1)	28,216	23,786
Total technology expense	$40,197	$35,967

Occupancy and equipment
Depreciation	$1,915	$1,983
Operating lease cost	3,625	4,031
Short-term lease cost	66	84
Other (2)	2,776	2,578
Total occupancy and equipment expense	$8,382	$8,676
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

Note 24—Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2025	2024

	(in thousands, except per share amounts)
Net income	$76,280	$39,308

Weighted average shares of common stock outstanding	51,506	50,547
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,118	2,553
Weighted average diluted shares of common stock outstanding	53,624	53,100
Basic earnings per share	$1.48	$0.78
Diluted earnings per share	$1.42	$0.74

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2025	2024

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	597	681
Time-based RSUs	132	51
Stock options (2)	147	66
Total anti-dilutive units and options	876	798
Weighted average exercise price of anti-dilutive stock options (2)	$95.84	$84.93
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the outstanding options for the quarter.

Note 25—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2025		December 31, 2024
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$7,609,126	$1,424,117	$7,457,748	$1,380,100
Ginnie Mae	$7,507,021	$1,561,002	$6,952,347	$1,526,074
HUD	$7,507,021	$2,500	$6,952,347	$2,500
Risk-based capital
Ginnie Mae	43%	6%	40%	6%
Liquidity
Fannie Mae & Freddie Mac	$939,389	$649,270	$870,243	$630,698
Ginnie Mae	$1,136,306	$474,056	$1,208,755	$460,200
Adjusted net worth / Total assets ratio
Ginnie Mae	40%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	32%	6%	29%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 26—Segments

The Company’s reportable segments are identified based on their unique business activities. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The reportable segments are evaluated based on income or loss before provision for income taxes. The chief operating decision maker uses pre-tax segment results to assess segment performance and allocate operating and capital resources among the two reportable segments. The segments are separately evaluated because they represent different services. The Company’s chief operating decision maker is its chief executive officer.

During the year ended December 31, 2024, the Company adopted ASU 2023-07. Concurrent with the adoption of ASU 2023-07 management reassessed its segment definitions to those shown below. Prior quarter amounts have been recast to conform the prior quarter presentation to the current quarter presentation.

The Company conducts its business in two operating and reportable segments, “production” and “servicing”:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.
●	The servicing segment performs servicing of loans on behalf of non-affiliate investors, execution and management of early buyout transactions, and servicing of loans and MSRs sourced and managed for PMT.
●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the corporate and other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$187,145	$33,892	$221,037	$—	$221,037
Loan origination fees	46,611	—	46,611	—	46,611
Fulfillment fees from PennyMac Mortgage Investment Trust	5,290	—	5,290	—	5,290
Net loan servicing fees	—	164,286	164,286	—	164,286
Management fees	—	—	—	7,012	7,012
Net interest income (expense):
Interest income	85,288	104,134	189,422	449	189,871
Interest expense	76,526	131,556	208,082	—	208,082
	8,762	(27,422)	(18,660)	449	(18,211)
Other	131	(173)	(42)	4,920	4,878
Total net revenues	247,939	170,583	418,522	12,381	430,903
Expenses:
Compensation	98,869	52,970	151,839	30,149	181,988
Loan origination	44,096	—	44,096	—	44,096
Technology	25,100	10,385	35,485	4,712	40,197
Servicing	—	21,875	21,875	—	21,875
Marketing and advertising	8,023	373	8,396	1,036	9,432
Professional services	3,134	1,681	4,815	4,222	9,037
Occupancy and equipment	4,128	2,729	6,857	1,525	8,382
Other (2)	2,646	4,569	7,215	4,485	11,700
Total expenses	185,996	94,582	280,578	46,129	326,707
Income before provision for income taxes	$61,943	$76,001	$137,944	$(33,748)	$104,196
Segment assets at end of quarter	$7,346,079	$16,461,624	$23,807,703	$65,173	$23,872,876
Acquisition of:
Capitalized software	$5,409	$1,728	$7,137	$—	$7,137
Furniture, fixtures, equipment and building improvements	$187	$29	$216	$155	$371
Amortization of capitalized software	$10,221	$1,666	$11,887	$94	$11,981
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$968	$645	$1,613	$302	$1,915
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Quarter ended March 31, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$141,431	$21,010	$162,441	$—	$162,441
Loan origination fees	36,371	—	36,371	—	36,371
Fulfillment fees from PennyMac Mortgage Investment Trust	4,016	—	4,016	—	4,016
Net loan servicing fees	—	100,954	100,954	—	100,954
Management fees	—	—	—	7,188	7,188
Net interest income (expense):
Interest income	63,371	92,541	155,912	514	156,426
Interest expense	61,896	103,873	165,769	—	165,769
	1,475	(11,332)	(9,857)	514	(9,343)
Other	116	507	623	3,410	4,033
Total net revenues	183,409	111,139	294,548	11,112	305,660
Expenses:
Compensation	70,193	52,400	122,593	23,783	146,376
Loan origination	30,568	—	30,568	—	30,568
Technology	22,768	9,763	32,531	3,436	35,967
Servicing	—	16,104	16,104	—	16,104
Professional services	2,062	1,348	3,410	5,852	9,262
Occupancy and equipment	4,138	2,905	7,043	1,633	8,676
Marketing and advertising	3,596	29	3,625	46	3,671
Other (2)	1,406	4,936	6,342	4,811	11,153
Total expenses	134,731	87,485	222,216	39,561	261,777
Income before provision for income taxes	$48,678	$23,654	$72,332	$(28,449)	$43,883
Segment assets at end of quarter	$5,376,570	$14,332,919	$19,709,489	$92,252	$19,801,741
Acquisition of:
Capitalized software	$3,441	$310	$3,751	$113	$3,864
Furniture, fixtures, equipment and building improvements	$252	$609	$861	$57	$918
Amortization of capitalized software	$9,486	$2,203	$11,689	$492	$12,181
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$959	$697	$1,656	$327	$1,983
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On April 22, 2025, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on May 23, 2025 to common stockholders of record as of May 14, 2025.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our primary assets are equity interests in Private National Mortgage Acceptance Company, LLC (“PNMAC”). We are the managing member of PNMAC, and we operate and control all of the businesses and affairs of PNMAC, and consolidate the financial results of PNMAC and its subsidiaries. We conduct our business in two segments: production and servicing:

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

Business Trends

Recent actions by the U.S. government administration with respect to trade, tariffs and government cost reduction initiatives have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained growth in the size of the mortgage origination market, which is currently projected to rise from $1.7 trillion in 2024 to $2.0 trillion in 2025 according to mortgage industry economists.

The opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, recent reductions to the federal funds rate put into place by the Federal Reserve have led to a decline in the costs of floating rate borrowings and a reduction of placement fees we receive relating to custodial funds that we manage as compared to the same quarter in the prior year. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increase losses from our representations and warranties.

We continued our acquisition of conventional loans from PMT in the first quarter of 2025 and expect to purchase more of such loans from PMT through the second quarter of 2025.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2025	2024

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues (1)	$272,938	$202,828
Net loan servicing fees	164,286	100,954
Net interest expense	(18,211)	(9,343)
Other	11,890	11,221
Total net revenues	430,903	305,660
Expenses:
Compensation	181,988	146,376
Loan origination	44,096	30,568
Technology	40,197	35,967
Servicing	21,875	16,104
Marketing and advertising	9,432	3,671
Other	29,119	29,091
Total expenses	326,707	261,777
Income before provision for income taxes	104,196	43,883
Provision for income taxes	27,916	4,575
Net income	$76,280	$39,308
Earnings per share
Basic	$1.48	$0.78
Diluted	$1.42	$0.74
Return on average stockholders' equity	7.9%	4.4%
Dividends declared per share	$0.30	$0.20
Income before provision for income taxes by reportable segment and corporate and other:
Production	$61,943	$48,678
Servicing	76,001	23,654
Corporate and other	(33,748)	(28,449)
	$104,196	$43,883
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (2)	$288,033	$227,728
During the quarter:
Interest rate lock commitments issued	$31,456,820	$22,585,632
Unpaid principal balance of loans produced or fulfilled for PMT	$28,852,746	$21,409,065
At end of quarter:
Interest rate lock commitments outstanding	$9,890,968	$7,270,122
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$442,227,167	$381,493,307
Loans held for sale	6,911,473	5,111,719
	449,138,640	386,605,026
Subserviced for:
PMT	229,907,855	230,819,012
U.S. Department of Veterans Affairs	1,072,760	—
Other non-affiliates	75,310	—
	231,055,925	230,819,012
	$680,194,565	$617,424,038

Book value per share	$75.57	$70.13
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the quarters indicated:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Net income	$76,280	$39,308
Provision for income taxes	27,916	4,575
Income before provision for income taxes	104,196	43,883
Depreciation and amortization	13,896	14,164
Decrease (increase) in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	205,494	(169,979)
Hedging (gains) losses associated with MSRs	(106,774)	294,645
Stock‑based compensation	11,084	4,583
Interest expense on corporate debt or corporate revolving credit facilities and capital lease	60,137	38,832
Effect of arbitration accrual	—	1,600
Adjusted EBITDA	$288,033	$227,728

Income Before Provisions for Income Taxes

For the quarter ended March 31, 2025, income before provision for income taxes increased $60.3 million compared to the same quarter in 2024. The increase was primarily due to a $70.1 million increase in loan production revenue due to higher volume across all production channels and a $63.3 million increase in Net loan servicing fees primarily due to growth in our servicing portfolio, partially offset by an $8.9 million increase in Net interest expense and a $64.9 million increase in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of a reduction in market interest rates and mortgage rates during the quarter ended March 31, 2025 compared to an increase in market interest rates in the same quarter in 2024. During the quarter ended March 31, 2025, we recognized Net gains on loans held for sale at fair value totaling $221.0 million, an increase of $58.6 million compared to the same quarter in 2024.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(276,310)	$(309,190)
Hedging activities	(310,699)	150,219
Total cash losses	(587,009)	(158,971)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of quarter:
Interest rate lock commitments	76,377	(19,786)
Loans	(87,039)	27,645
Hedging derivatives	165,653	(97,982)
	154,991	(90,123)
Mortgage servicing rights resulting from loan sales	650,349	412,520
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(3,547)	(3,952)
Reductions in liability due to changes in estimate	1,415	3,320
Total non-cash gains	803,208	321,765
Total gains on sale from non-affiliates	216,199	162,794
From PennyMac Mortgage Investment Trust	4,838	(353)
	$221,037	$162,441
During the quarter:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed loans	$16,115,573	$10,794,258
Conventional conforming loans	13,573,765	11,322,087
Jumbo loans	1,219,104	128,116
Closed-end second lien mortgage loans	548,378	341,171
	$31,456,820	$22,585,632
By production channel:
Correspondent	$22,095,354	$17,080,856
Broker direct	5,478,369	3,352,407
Consumer direct	3,883,097	2,152,369
	$31,456,820	$22,585,632
At end of quarter:
Loans held for sale at fair value	$7,095,270	$5,200,350
Commitments to fund and purchase loans	$9,890,968	$7,270,122

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

We also receive non-cash proceeds on sale that include our estimate of the fair value of MSRs and we incur MSLs (which represent the fair value of the costs we expect to incur in excess of the fees we receive for delinquent loans we have bought out of Ginnie Mae guaranteed securities and have resold to and service for investors) and we recognize the fair value of our estimate of the losses we expect to incur relating to the representations and warranties we provide in our loan sale transactions.

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 293% of our gains on sales of loans held for sale at fair value for the quarter ended March 31, 2025, as compared to 254% for the same quarter in 2024. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

Interest Rate Lock Commitments, Mortgage Servicing Rights and Mortgage Servicing Liabilities

The methods and key inputs we use to measure and update our measurements of IRLCs, MSRs and MSLs are detailed in Note 7 – Fair Value – Valuation Techniques and Inputs to the consolidated financial statements included in this Quarterly Report.

Representations and Warranties

Our agreements with purchasers and insurers include representations and warranties related to the loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The level of the liability for losses under representations and warranties is difficult to estimate and requires considerable judgment. The level of loan repurchase losses is dependent on economic factors, purchaser or insurer loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our credit risk administration staff and reviewed by our Management Risk Committee that includes our senior executives and senior management in our loan production, loan servicing, and credit risk management areas.

The method used to estimate our losses on representations and warranties is a function of our estimate of future defaults, loan repurchase rates, the severity of loss in the event of default, if applicable, and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically assess the adequacy of our recorded liability.

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $3.5 million for the quarter ended March 31, 2025 compared to $4.0 million for the same quarter in 2024. The decrease in the provision relating to current loan sales was primarily attributable to a lower expectation of repurchase risk due to improved collateral quality for the quarter ended March 31, 2025 compared to the same quarter in 2024.

We also recorded reductions in the liability of $1.4 million for the quarter ended March 31, 2025 compared to $3.3 million for the same quarter in 2024. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended March 31,
	2025	2024

	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified at beginning of quarter	$101,867	$75,724
New indemnifications	12,036	7,721
Less indemnified loans sold, repaid or refinanced	1,356	1,756
Loans indemnified at end of quarter	$112,547	$81,689
Repurchase activity:
Total loans repurchased	$19,942	$21,395
Less:
Loans repurchased by correspondent lenders	15,492	10,942
Loans repaid by borrowers or resold	7,701	6,827
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(3,251)	$3,626
Losses charged to liability for representations and warranties	$487	$1,444
At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$430,898,425	$366,147,661
Liability for representations and warranties	$30,774	$29,976

During the quarter ended March 31, 2025, we repurchased loans totaling $19.9 million. We charged losses of $487,000 against the liability during the quarter ended March 31, 2025. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees increased $10.2 million during the quarter ended March 31, 2025, compared to the same quarter in 2024 primarily due to an increase in production volume.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees increased $1.3 million during the quarter ended March 31, 2025, compared to the same quarter in 2024; the increase was primarily due to an increase in the number of loans we fulfilled for PMT during the quarter ended March 31, 2025 compared to the same quarter in 2024.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Loan servicing fees	$488,468	$424,184
Effects of MSRs and MSLs net of hedging results	(324,182)	(323,230)
Net loan servicing fees	$164,286	$100,954

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2025	2024

	(in thousands)
From non-affiliates	$417,687	$358,026
From PennyMac Mortgage Investment Trust	21,729	20,262
Other:
Late charges	23,067	20,589
Other	25,985	25,307
	49,052	45,896
	$488,468	$424,184
Average UPB of loans serviced:
MSRs and MSLs	$435,069,264	$376,091,012
Subservicing	$231,251,849	$232,112,123

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 5–Transactions with Related Parties to the consolidated financial statements included in this Quarterly Report. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees.

Loan servicing fees from non-affiliates and other fees increased during the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to growth of our loan servicing portfolio. Other servicing fees increased due to growth in our MSR portfolio combined with increased incentives received for loss mitigation activities and recovery of servicing premiums from correspondent sellers for loans that paid off within a short period after origination.

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

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$(205,494)	$169,979
Hedging results	106,774	(294,645)
	(98,720)	(124,666)
Changes in fair value attributable to realization of cash flows	(225,462)	(198,564)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(324,182)	$(323,230)
Average balances:
Mortgage servicing rights	$8,859,846	$7,326,824
Mortgage servicing liabilities	$1,668	$1,767
At end of quarter:
Mortgage servicing rights	$8,963,889	$7,483,210
Mortgage servicing liabilities	$1,651	$1,732

Changes in fair value of MSRs attributable to changes in fair value inputs decreased during the quarter ended March 31, 2025 compared to the same quarter in 2024 due to decreases in interest rates during the quarter ended March 31, 2025 compared to increasing interest rates during the same quarter in 2024. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation gains attributable to the effects of interest rate decreases on the fair value of the hedging instruments during the quarter ended March 31, 2025 compared to the opposite circumstances and effects in the same quarter in 2024.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter ended March 31, 2025, realization of cash flows increased compared to the same quarter in 2024, primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2025	2024

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$426,951,027	$410,393,342
Purchased and assumed	15,276,140	15,681,406
	442,227,167	426,074,748
Loans held for sale	6,911,473	8,128,914
	449,138,640	434,203,662
Subserviced for:
PMT	229,907,855	230,753,581
U.S. Department of Veterans Affairs (1)	1,072,760	806,584
Other non-affiliates	75,310	—
	231,055,925	231,560,165
Total loans serviced	$680,194,565	$665,763,827
Delinquencies:
Owned servicing:
30-89 days	$15,658,044	$17,933,800
90 days or more	8,318,919	9,023,217
	$23,976,963	$26,957,017
Subservicing:
30-89 days	$2,569,097	$2,673,329
90 days or more	1,368,665	1,319,190
	$3,937,762	$3,992,519
(1)	Represents previously delinquent loans that have been purchased by the VA pursuant to the Veterans Affairs Servicing Purchase program where servicing is expected to be transferred to a servicer selected by the VA for this program.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of March 31, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$154,553,614	730	4.6%	46	316	$212	682	93%	70%	5.2%
VA	126,675,498	459	3.9%	41	318	$276	730	90%	70%	1.9%
USDA	20,757,230	140	4.1%	60	303	$148	700	98%	65%	5.1%
Government-sponsored entities:
Fannie Mae	55,839,619	176	5.1%	28	317	$318	763	75%	63%	0.6%
Freddie Mac	73,304,664	222	5.4%	22	325	$330	759	76%	67%	0.7%
Closed-end second lien mortgage loans	1,714,163	21	9.6%	10	250	$81	744	19%	18%	0.2%
Other (3)	9,382,379	24	6.8%	11	348	$398	774	74%	71%	0.2%
	$442,227,167	1,772	4.6%	38	318	$249	722	87%	68%	2.8%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents on conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Interest income:
Cash and short-term investment	$10,007	$14,582
Principal-only stripped mortgage-backed securities	11,595	270
Loans held for sale at fair value	87,394	65,421
Placement fees relating to custodial funds	79,795	76,133
Other	1,080	20
	189,871	156,426
Interest expense:
Short-term debt	98,033	74,512
Long-term debt	96,715	82,838
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	9,774	6,121
Interest on mortgage loan impound deposits	2,581	1,987
Other	979	311
	208,082	165,769
	$(18,211)	$(9,343)

Net interest expense increased $8.9 million during the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to an increase in interest expense on borrowings due to the Company financing a larger inventory of loans held for sale and principal-only stripped MBS during 2025 as compared to 2024 and a decrease in interest income from cash and short-term investment due to a decrease in average cash balances, partially offset by increases in interest income from principal-only stripped MBS and loans held for sale.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $176,000 during the quarter ended March 31, 2025 compared to the same quarter in 2024, due to decreases in PMT’s average shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Salaries and wages	$108,648	$92,784
Severance	325	643
Incentive compensation	38,071	26,165
Taxes and benefits	23,860	22,201
Stock and unit-based compensation	11,084	4,583
	$181,988	$146,376
Head count:
Average	4,442	3,916
Quarter end	4,457	3,907

Compensation expenses increased $35.6 million during the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to an increase in head count and increased incentive compensation during the quarter ended March 31, 2025, reflecting higher loan production volume.

Loan Origination

Loan origination expenses increased $13.5 million for the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to higher origination volumes.

Technology

Technology expenses increased $4.2 million during the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to increases in virtual desktop and cloud-related expenses.

Servicing

Servicing expenses increased $5.8 million during the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to an increase in provision for losses on servicing advances resulting from higher delinquent loan balances during the quarter ended March 31, 2025 compared to the same quarter in 2024.

Marketing and advertising

Marketing and advertising expenses increased $5.8 million during the quarter ended March 31, 2025 compared to the same quarter in 2024. The increase was primarily due to additional marketing expenses incurred as an Official Supporter of Team USA and increased marketing expenses for consumer direct lending.

Provision for Income Taxes

Our effective income tax rate was 26.8% during the quarter ended March 31, 2025 compared to 10.4% during the same quarter in 2024. The increase in the effective income tax rate for the quarter ended March 31, 2025 compared to the same quarter in 2024 is attributable to a reduction in the tax deduction related to equity compensation and an increased amount of pre-tax income in the quarter ended March 31, 2025.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2025	2024

	(in thousands)
ASSETS
Cash and short-term investment	$654,486	$659,035
Principal-only stripped mortgage-backed securities	817,596	825,865
Loans held for sale at fair value	7,095,270	8,217,468
Derivative assets	171,931	113,076
Servicing advances, net	496,917	568,512
Investments in and advances to affiliates	30,297	31,150
Mortgage servicing rights at fair value	8,963,889	8,744,528
Loans eligible for repurchase	4,979,127	6,157,172
Other	663,363	770,081
Total assets	$23,872,876	$26,086,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$7,568,194	$9,181,719
Long-term debt	5,723,310	5,213,004
	13,291,504	14,394,723
Liability for loans eligible for repurchase	4,979,127	6,157,172
Income taxes payable	1,158,642	1,131,000
Other	539,847	574,341
Total liabilities	19,969,120	22,257,236
Stockholders' equity	3,903,756	3,829,651
Total liabilities and stockholders' equity	$23,872,876	$26,086,887
Leverage ratios:
Total debt / Stockholders' equity	3.4	3.8
Total debt / Tangible stockholders' equity (1)	3.5	3.9
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets decreased $2.2 billion from $26.1 billion at December 31, 2024 to $23.9 billion at March 31, 2025. The decrease was primarily due to a decrease of $1.1 billion in loans held for sale at fair value and a decrease of $1.2 billion of loans eligible for repurchase.

Total liabilities decreased $2.3 billion from $22.3 billion at December 31, 2024 to $20.0 billion at March 31, 2025. The decrease was primarily due to a decrease of $1.1 billion in borrowings and a decrease of $1.2 billion in liability for loans eligible for repurchase. As a result of our decreased inventory financing requirements, our leverage ratios decreased during the quarter ended March 31, 2025 from December 31, 2024.

Cash Flows

Our cash flows are summarized below:

	Quarter ended March 31,
	2025	2024	Change

	(in thousands)
Operating	$1,065,957	$(897,940)	$1,963,897
Investing	30,384	(782,612)	812,996
Financing	(1,123,730)	1,669,575	(2,793,305)
Net decrease in cash	$(27,389)	$(10,977)	$(16,412)

The net decrease in cash of $27.4 million during the quarter ended March 31, 2025 is discussed below.

Operating activities

Net cash provided by operating activities totaled $1.1 billion during quarter ended March 31, 2025 compared with net cash used in operating activities of $897.9 million during the same quarter in 2024. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Cash flows from:
Loans held for sale	$805,273	$(1,008,664)
Other operating sources	260,684	110,724
	$1,065,957	$(897,940)

Investing activities

Net cash provided by investing activities during the quarter ended March 31, 2025 totaled $30.4 million, primarily due to $74.6 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $37.8 million in repayment of principal-only stripped mortgage-backed securities, partially offset by increases in $22.8 million in short-term investment and $51.6 million in margin deposits. Net cash used in investing activities during the quarter ended March 31, 2024 totaled $782.6 million, primarily due to $524.7 million in purchase of principal-only stripped MBS, $224.8 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $38.7 million increase in margin deposits.

Financing activities

Net cash used in financing activities totaled $1.1 billion during the quarter ended March 31, 2025, primarily due to a decrease of $1.1 billion in borrowings. The decrease in borrowings primarily reflects the decrease in inventory of loans held for sale. Net cash provided by financing activities totaled $1.7 billion during the quarter ended March 31, 2024, primarily due to an increase of $1.7 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

Secured debt facilities for MSRs and servicing advances take various forms. Fannie Mae MSRs, Ginnie Mae MSRs and servicing advances are pledged to special purpose entities, each of which may issue variable funding notes (“VFNs”) and term notes and term loans that are secured by such Ginnie Mae or Fannie Mae assets. Term notes are issued to qualified institutional buyers under Rule 144A of Securities Act and term loans are syndicated to banking entities, while the VFNs are sold to bank partners under agreements to repurchase. Freddie Mac MSRs are pledged to lenders under a bi-lateral loan and security agreement.

On February 6, 2025, PFSI issued $850 million in 6.875% unsecured senior notes due in 2033 in a private placement to “qualified institutional buyers” under Rule 144A of the Securities Act.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2025	2024

	(in thousands)
Average balance	$6,109,683	$3,542,537
Maximum daily balance	$8,589,915	$5,442,438
Balance at quarter end	$7,064,948	$5,441,126

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter ended March 31, 2025 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with the Agency’s pending requirements as of March 31, 2025.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through March 31, 2025, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of March 31, 2025, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Atlas Securitized Products, L.P.	$1,568,676	$1,568,676	$300,000	June 26, 2026
Bank of America, N.A.	$1,179,255	$1,425,000	$700,000	June 10, 2026
Royal Bank of Canada	$792,680	$1,000,000	$325,000	February 12, 2026
JP Morgan Chase Bank, N.A.	$602,293	$1,000,000	$50,000	June 28, 2026
Citibank, N.A.	$557,694	$800,000	$450,000	June 11, 2026
BNP Paribas	$408,559	$600,000	$250,000	September 30, 2026
Wells Fargo Bank, N.A.	$398,420	$600,000	$300,000	October 15, 2025
Morgan Stanley Bank, N.A.	$166,669	$600,000	$250,000	May 22, 2026
Goldman Sachs Bank USA	$157,012	$200,000	$100,000	February 13, 2027
Barclays Bank PLC	$140,864	$300,000	$250,000	March 6, 2026
JP Morgan Chase Bank, N.A. (EBO facility)	$21,555	$500,000	$—	June 9, 2025
Mizuho Bank, Ltd.	$—	$250,000	$125,000	March 14, 2026
Servicing assets sold under agreements to repurchase
Nomura Corporate Funding Americas	$125,000	$450,000	$450,000	August 4, 2025
Goldman Sachs Bank USA	$75,000	$550,000	$200,000	October 25, 2026
Atlas Securitized Products, L.P.	$50,000	$1,431,324	$200,000	June 29, 2026
Mizuho Bank, Ltd.	$50,000	$350,000	$50,000	July 25, 2026
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$270,968
Santander US Capital Markets LLC	$243,706
Wells Fargo Bank, N.A.	$224,416
Bank of America, N.A.	$32,181
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$510,313	$550,000	$—	June 11, 2025
Notes payable
GMSR 2022-GT1 Notes	$500,000	$500,000		May 25, 2027
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
Barclays FHLMC MSR Facility	$—	$200,000	$100,000	March 6, 2026
Citibank, N.A. FHLMC MSR Facility	$—	$200,000	$100,000	June 11, 2026
Unsecured senior notes
Unsecured Notes - 5.375%	$650,000			October 15, 2025
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
(1)	Outstanding indebtedness as of March 31, 2025.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$5,919,844	March 18, 2026	March 18, 2026
Atlas Securitized Products, L.P.	$156,111	August 21, 2025	June 26, 2026
Bank of America, N.A.	$88,190	May 3, 2025	June 10, 2026
JP Morgan Chase Bank, N.A.	$52,021	May 31, 2025	June 28, 2026
Royal Bank of Canada	$47,349	May 1, 2025	February 12, 2026
Citibank, N.A.	$39,446	June 1, 2025	June 11, 2026
BNP Paribas	$24,716	June 16, 2025	September 30, 2026
Barclays Bank PLC	$24,258	August 17, 2025	March 6, 2026
Morgan Stanley Bank, N.A.	$21,106	June 9, 2025	May 22, 2026
Wells Fargo Bank, N.A.	$16,838	June 14, 2025	October 15, 2025
Goldman Sachs Bank USA	$8,653	June 14, 2025	February 13, 2027
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from August 4, 2025 through October 28, 2026.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,300	April 24, 2025
JP Morgan Chase Bank, N.A.	$19,294	April 7, 2025
Wells Fargo Bank, N.A.	$20,178	April 23, 2025
Santander US Capital Markets LLC	$16,711	April 15, 2025

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2025, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$627,960	$302,224	$148,340	$(143,098)	$(281,233)	$(543,632)
Pricing spread	$488,359	$237,795	$117,358	$(114,388)	$(225,908)	$(440,737)
Annual per-loan cost of servicing	$199,018	$99,509	$49,754	$(49,754)	$(99,509)	$(199,018)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. For a discussion of our risk factors refer to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2025.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2025 – January 31, 2025	—	$—	—	$212,338,815
February 1, 2025 – February 28, 2025	—	$—	—	$212,338,815
March 1, 2025 – March 31, 2025	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2025, none of our directors or our officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2.1	Amendment to Amended and Restated Bylaws of PennyMac Financial Services, Inc. (formerly known as New PennyMac Financial Services, Inc.).	10-Q	November 4, 2019

3.3	Amendment to the Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	September 6, 2024
3.4	Third Amendment to the Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	January 3, 2025

4.1

Indenture, dated as of February 6, 2025, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.875% Senior Notes due 2033.

		8-K	February 6, 2025

4.2	Form of Global Note for 6.875% Senior Notes due 2033 (included in Exhibit 4.1).	8-K	February 6, 2025

10.1	Fourth Amended and Restated Stockholder Agreement.	8-K	January 3, 2025

10.2†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2025).	*

10.3†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (2025).	*

10.4†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Performance Based Restricted Stock Unit Award Agreement (2025).	*

10.5†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (2025).	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the quarter ended March 31, 2025 and March 31, 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2025 and March 31, 2024, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2025 and March 31, 2024, and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: April 29, 2025	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: April 29, 2025	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)