Form 10-Q
period 2025-06-30
PennyMac Financial Services, Inc.
filed 2025-07-29
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2025
Common Stock, $0.0001 par value	51,710,032

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2025	2024

	(in thousands, except share amounts)
ASSETS
Cash	$162,186	$238,482
Short-term investment at fair value	462,262	420,553
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	784,958	825,865
Loans held for sale at fair value (includes $6,873,346 and $8,140,834 pledged to creditors)	6,961,224	8,217,468
Derivative assets	180,642	113,076
Servicing advances, net (includes valuation allowance of $82,025 and $85,788; $265,118 and $357,939 pledged to creditors)	430,602	568,512
Mortgage servicing rights at fair value (includes $9,350,647 and $8,609,388 pledged to creditors)	9,531,249	8,744,528
Investment in PennyMac Mortgage Investment Trust at fair value	965	944
Receivable from PennyMac Mortgage Investment Trust	30,604	30,206
Loans eligible for repurchase	4,962,535	6,157,172
Other (includes $13,124 and $16,697 pledged to creditors)	714,677	770,081
Total assets	$24,221,904	$26,086,887
LIABILITIES
Assets sold under agreements to repurchase	$7,344,254	$8,685,207
Mortgage loan participation purchase and sale agreements	700,296	496,512
Notes payable secured by mortgage servicing assets	1,327,143	2,048,972
Unsecured senior notes	4,185,012	3,164,032
Derivative liabilities to non-affiliates	32,503	40,900
Derivative liability to PMT	1,038	—
Mortgage servicing liabilities at fair value	1,643	1,683
Accounts payable and accrued expenses	394,785	354,414
Payable to PennyMac Mortgage Investment Trust	86,174	122,317
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	24,806	25,898
Income taxes payable	1,097,452	1,131,000
Liability for loans eligible for repurchase	4,962,535	6,157,172
Liability for losses under representations and warranties	31,763	29,129
Total liabilities	20,189,404	22,257,236

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,671,905 and 51,376,616 shares, respectively	5	5
Additional paid-in capital	76,991	56,072
Retained earnings	3,955,504	3,773,574
Total stockholders' equity	4,032,500	3,829,651
Total liabilities and stockholders' equity	$24,221,904	$26,086,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$227,584	$176,537	$443,783	$339,331
From PennyMac Mortgage Investment Trust	7,075	(473)	11,913	(826)
	234,659	176,064	455,696	338,505
Loan origination fees:
From non-affiliates	58,589	41,644	104,723	77,656
From PennyMac Mortgage Investment Trust	502	431	979	790
	59,091	42,075	105,702	78,446
Fulfillment fees from PennyMac Mortgage Investment Trust	5,814	4,427	11,104	8,443
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	435,517	375,040	853,204	733,066
From PennyMac Mortgage Investment Trust	21,645	20,264	43,374	40,526
Other	49,505	45,392	98,557	91,288
	506,667	440,696	995,135	864,880
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(247,170)	(101,315)	(678,126)	(129,900)
Mortgage servicing rights hedging results	(109,102)	(171,777)	(2,328)	(466,422)
	(356,272)	(273,092)	(680,454)	(596,322)
Net loan servicing fees	150,395	167,604	314,681	268,558
Management fees from PennyMac Mortgage Investment Trust	6,869	7,133	13,881	14,321
Net interest expense:
Interest income	221,929	200,811	411,800	357,237
Interest expense	239,577	207,871	447,659	373,640
Net interest expense	(17,648)	(7,060)	(35,859)	(16,403)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(105)	(40)	80	(30)
Results of real estate acquired in settlement of loans	47	193	(178)	599
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	1,092	—	1,092	—
Other	4,516	15,731	9,434	19,348
Total net revenues	444,730	406,127	875,633	711,787
Expenses
Compensation	187,541	141,956	369,529	288,332
Loan origination	68,836	40,270	112,932	70,838
Technology	42,257	35,690	82,454	71,657
Servicing	28,286	22,920	50,161	39,024
Marketing and advertising	12,389	5,445	21,821	9,116
Professional services	8,380	9,404	17,417	18,666
Occupancy and equipment	8,379	7,893	16,761	16,569
Other	12,220	8,695	23,920	19,848
Total expenses	368,288	272,273	694,995	534,050
Income before (benefit from) provision for income taxes	76,442	133,854	180,638	177,737
(Benefit from) provision for income taxes	(60,021)	35,596	(32,105)	40,171
Net income	$136,463	$98,258	$212,743	$137,566
Earnings per share
Basic	$2.64	$1.93	$4.12	$2.71
Diluted	$2.54	$1.85	$3.97	$2.59
Weighted average shares outstanding
Basic	51,667	50,955	51,587	50,751
Diluted	53,635	53,204	53,626	53,140

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2025	51,659	$5	$68,902	$3,834,849	$3,903,756
Net income	—	—	—	136,463	136,463
Stock-based compensation	12	—	8,031	—	8,031
Issuance of common stock in settlement of directors' fees	1	—	58	—	58
Common stock dividend ($0.30 per share)	—	—	—	(15,808)	(15,808)
Balance, June 30, 2025	51,672	$5	$76,991	$3,955,504	$4,032,500

	Quarter ended June 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2024	50,908	$5	$27,179	$3,543,199	$3,570,383
Net income	—	—	—	98,258	98,258
Stock-based compensation	108	—	2,816	—	2,816
Issuance of common stock in settlement of directors' fees	1	—	58	—	58
Common stock dividend ($0.20 per share)	—	—	—	(10,397)	(10,397)
Balance, June 30, 2024	51,017	$5	$30,053	$3,631,060	$3,661,118

	Six months ended June 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	212,743	212,743
Stock-based compensation	294	—	20,804	—	20,804
Issuance of common stock in settlement of directors' fees	1	—	115	—	115
Common stock dividends ($0.60 per share)	—	—	—	(30,813)	(30,813)
Balance, June 30, 2025	51,672	$5	$76,991	$3,955,504	$4,032,500

	Six months ended June 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	137,566	137,566
Stock-based compensation	836	—	5,624	—	5,624
Issuance of common stock in settlement of directors' fees	2	—	142	—	142
Common stock dividends ($0.40 per share)	—	—	—	(20,817)	(20,817)
Balance, June 30, 2024	51,017	$5	$30,053	$3,631,060	$3,661,118

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash flow from operating activities
Net income	$212,743	$137,566
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on loans held for sale at fair value	(455,696)	(338,505)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	678,126	129,900
Mortgage servicing rights hedging results	2,328	466,422
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	(18,034)	(9,090)
Capitalization of interest on loans held for sale	(1,598)	(247)
Amortization of debt issuance costs	17,277	14,798
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	(21)	90
Results of real estate acquired in settlement in loans	178	(599)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(1,092)	—
Stock-based compensation expense	18,602	2,371
Provision for servicing advance losses	11,970	4,391
Depreciation and amortization	28,627	28,404
Amortization of operating lease right-of-use assets	7,036	6,883
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(47,382,225)	(37,161,319)
Origination of loans held for sale	(11,725,361)	(6,972,822)
Purchase of loans held for sale from non-affiliates	(2,202,139)	(1,193,246)
Purchase of loans from Ginnie Mae securities and early buyout investors	(2,195,739)	(1,579,386)
Sale to non-affiliates and principal payment of loans held for sale	62,243,471	44,537,449
Sale of loans held for sale to PennyMac Mortgage Investment Trust	1,689,692	—
Repurchase of loans subject to representations and warranties	(45,360)	(44,863)
Decrease in servicing advances	35,809	219,799
Increase in receivable from PennyMac Mortgage Investment Trust	(3,897)	(1,541)
Sale of real estate acquired in settlement of loans	37,325	25,671
Decrease (increase) in other assets	9,541	(39,753)
Increase (decrease) in accounts payable and accrued expenses	48,838	(145,062)
Decrease in operating lease liabilities	(9,563)	(8,809)
Decrease in payable to PennyMac Mortgage Investment Trust	(32,648)	(108,839)
(Decrease) increase in income taxes payable	(33,548)	39,511
Net cash provided by (used in) operating activities	934,642	(1,990,826)

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash flow from investing activities
Increase in short-term investment	(41,709)	(178,504)
Purchase of principal-only stripped mortgage-backed securities	—	(935,356)
Repayment of principal-only stripped mortgage-backed securities	84,267	13,452
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(10,913)	(391,462)
Acquisition of capitalized software	(16,283)	(8,661)
Purchase of furniture, fixtures, equipment and leasehold improvements	(1,676)	(1,319)
Increase in margin deposits	(140,719)	(18,556)
Net cash used in investing activities	(127,033)	(1,520,406)
Cash flow from financing activities
Sale of assets under agreements to repurchase	63,703,978	48,557,391
Repurchase of assets sold under agreements to repurchase	(65,044,887)	(45,912,545)
Issuance of mortgage loan participation purchase and sale certificates	12,277,214	10,967,597
Repayment of mortgage loan participation purchase and sale certificates	(12,072,836)	(10,901,474)
Issuance of notes payable secured by mortgage servicing assets	100,000	725,000
Repayment of notes payable secured by mortgage servicing assets	(825,000)	(875,000)
Issuance of unsecured senior notes	1,700,000	650,000
Repayment of unsecured senior notes	(650,000)	—
Payment of debt issuance costs	(43,763)	(25,208)
Issuance of common stock by exercise of stock options	5,965	12,654
Payment of withholding taxes relating to stock-based compensation	(3,763)	(9,401)
Payment of dividends to holders of common stock	(30,813)	(20,817)
Net cash (used in) provided by financing activities	(883,905)	3,168,197
Net decrease in cash	(76,296)	(343,035)
Cash at beginning of period	238,482	938,371
Cash at end of period	$162,186	$595,336
Supplemental cash flow information:
Cash paid for interest	$457,513	$373,389
Cash paid for income taxes, net	$1,443	$660
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$1,464,887	$953,727
Operating right-of-use assets recognized	$1,209	$—
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$115	$142

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

PNMAC is a Delaware limited liability company which, through its subsidiaries, engages in mortgage banking and investment management activities. PNMAC’s mortgage banking activities consist of residential mortgage loan production and servicing. PNMAC’s investment management activities and a portion of its mortgage banking activities are conducted on behalf of PennyMac Mortgage Investment Trust, a real estate investment trust that invests in residential mortgage-related assets that is separately listed on the New York Stock Exchange under the ticker symbol “PMT”. PNMAC’s primary wholly owned subsidiaries are:

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 10% and 8% of total net revenues for the quarters ended June 30, 2025 and 2024, respectively, and 10% and 9% for the six months ended June 30, 2025 and 2024, respectively.

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

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the financing of VFNs is included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. This financing is detailed in Note 14 – Short-Term Debt and Note 15 – Long-Term Debt.

Note 5—Related Party Transactions

PennyMac Mortgage Investment Trust

Operating Activities

Mortgage Loan Production Activities and MSR Recapture

Mortgage Loan Purchase Agreement

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance of all refinance mortgage loans originated in such month, plus the aggregate unpaid principal balance of all “preserved mortgage loans” relating to closed end second lien loans originated in such month, to (ii) the aggregate unpaid principal balance of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate unpaid principal balance of all “preserved mortgage loans” in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. The company has further agreed to allocate resources sufficient to target a recapture rate of at least 30%.

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

Fulfillment Fees

The Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the number of non-Ginnie Mae loan commitments issued during the quarter after applying a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and then multiplied by a ratio of (i) the number of loan commitments relating to loans intended to be purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, to (ii) the total number of non-Ginnie Mae loan commitments issued during the quarter (as determined after applying the applicable pull-through factor to each such non-Ginnie Mae loan commitment), plus

●	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, multiplied by a ratio of (i) the number of loans purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, to (ii) the total number of non-Ginnie Mae loans purchased during the quarter, plus

●	$500 multiplied by the number of all purchased loans that are securitized or sold to parties other than Fannie Mae or Freddie Mac; provided however, that no fulfillment fee shall be due or payable to the Company with respect to any Ginnie Mae mortgage loans, any Fannie Mae mortgage loan or Freddie Mac mortgage loan acquired from PMT by the Company on a discretionary basis, or any mortgage loan acquired by PMT from the Company on or before June 30, 2025, provided that supplemental fees may still be charged in connection with the securitization or sale of any such mortgage loans.

Through 2024, the mortgage banking services agreement provided for a quarterly fulfillment fee not to exceed the following:

●	the number of loan commitments issued multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments were subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 loan commitments per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus

●	$315 multiplied by the number of purchased loans that were sold to Fannie Mae or Freddie Mac up to and including 16,500 loans per quarter and $195 multiplied by the number of such purchased loans in excess of 16,500 per quarter, plus

●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae or Freddie Mac; provided, however, that no fulfillment fee was due or payable to PLS with respect to any Ginnie Mae loans and certain Fannie Mae or Freddie Mac loans acquired by PLS.

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

In December 2024, the mortgage banking services agreement was renewed and amended to provide for the Company to assume the role of initial correspondent loan purchaser in place of PMT effective July 1, 2025. Under this agreement, PMT retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by the Company through its correspondent operations at the Company’s cost plus accrued interest, less any loan administrative fees paid to the Company by the correspondent sellers and subject to quarterly fulfillment fee charges as previously described. The Company may hold or otherwise sell correspondent lending loans to other investors if PMT chooses not to purchase such loans. Accordingly, the sourcing fee arrangement will no longer have any effect for correspondent loans locked on July 1, 2025 and after.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net gains (losses) on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$8,549	$—	$14,595	$—
Mortgage servicing rights recapture incurred	(1,474)	(473)	(2,682)	(826)
	$7,075	$(473)	$11,913	$(826)
Sale of loans held for sale to PMT	$1,034,884	$—	$1,689,692	$—
UPB of loans recaptured	$183,051	$74,208	$342,523	$136,281

Tax service fees earned from PMT included in Loan origination fees	$502	$431	$979	$790

Fulfillment fee revenue	$5,814	$4,427	$11,104	$8,443
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees	$3,085,840	$2,229,397	$5,867,562	$4,001,078

Sourcing fees included in cost of loans purchased from PMT	$2,658	$2,050	$4,673	$3,655
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$12,966,563	$10,500,415	$24,158,443	$18,357,340
Conventional conforming	13,520,693	10,006,706	22,481,489	18,196,636
	$26,487,256	$20,507,121	$46,639,932	$36,553,976

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and servicing for its portfolio of residential mortgage loans.

●	The base servicing fees for mortgage loans are calculated through a monthly per-loan dollar amount. The base servicing fee rates are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes real estate acquired in settlement of loans (“REO”). The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Base fees	$19,151	$19,181	$38,354	$38,378
Other fees	2,494	1,083	5,020	2,148
	$21,645	$20,264	$43,374	$40,526

Through 2024, the loan servicing fees were established based on whether the serviced loans were “prime” loans (loans included in PMT’s MSRs, private label securitization portfolios and its inventory of loans held for sale) or “special servicing” loans (loans purchased by PMT with credit deterioration) as follows:

Prime Servicing

●	The base servicing fees for prime loans were calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan was a fixed-rate or adjustable-rate loan. The base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.

●	To the extent that prime loans became delinquent, the Company was entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property became REO. The Company was also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Special Servicing

●	The base servicing fee rates for special servicing loans ranged from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO was $75 per month. The Company also received a supplemental servicing fee of $25 per month for each special servicing loan.

●	The Company received activity-based fees for modifications, foreclosures and liquidations that it facilitated with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

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

Management Agreement

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with PMT’s investment policies for which the Company collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated and collected quarterly in arrears and is equal to the sum of (i) 1.5% per year of PMT’s average shareholders’ equity up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined as the sum of net proceeds from issuance and repurchases of equity securities since inception, plus retained earnings or reduced by accumulated deficit.

●	The performance incentive fee is calculated and collected annually in arrears and is a specified percentage of the amount by which PMT’s “net income,” over the fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”

●	The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the year exceeds (i) a 12% return on the average PMT’s “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the year exceeds a 16% return on the average PMT’s “common shareholders’ equity” during the period plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Base management fees	$6,869	$7,133	$13,881	$14,321
Performance incentive fees	—	—	—	—
	$6,869	$7,133	$13,881	$14,321
Average PMT's shareholders' equity used to calculate base management and performance incentive fees	$1,836,690	$1,912,522	$1,866,238	$1,919,962

Through 2024, under the Management Agreement, both base management and performance incentive fees were paid quarterly and the high watermark was measured on a cumulative basis since inception.

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$4,963	$2,779	$9,564	$9,193
Compensation	1,628	165	3,257	330
Common overhead incurred by the Company	982	2,000	1,963	3,944
	$7,573	$4,944	$14,784	$13,467
Payments and settlements during the period (1)	$32,628	$29,263	$60,676	$59,348
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust shares	$(105)	$(40)	$80	$(30)

	June 30,	December 31,
	2025	2024

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$965	$944
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2025	2024

	(in thousands)
Receivable from PMT:
Correspondent production fees	$10,528	$11,122
Servicing fees	7,213	6,822
Management fees	6,869	7,149
Allocated expenses and expenses incurred on PMT's behalf	5,994	3,508
Fulfillment fees	—	1,605
	$30,604	$30,206
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$71,280	$106,302
Other	14,894	16,015
	$86,174	$122,317

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with certain former owners of PNMAC that provides for the payment from time to time by the Company to PNMAC’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PNMAC’s assets resulting from exchanges of ownership interests in PNMAC and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Company has recorded a $24.8 million and $25.9 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2025 and December 31, 2024, respectively. During the quarter ended June 30, 2025, the Company recorded a $1.1 million reduction to its estimate of the liability relating to a change in the tax rate applicable to its deferred income tax liability. The Company did not make payments under the tax receivable agreement during the quarter and six-month periods ended June 30, 2025 and 2024.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Cash flows:
Sales proceeds	$34,656,042	$24,860,532	$62,243,471	$44,537,449
Servicing fees received	$411,531	$348,730	$807,763	$684,978

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$82,155	$67,327	$85,788	$73,991
Provision for losses	7,786	5,932	11,970	4,391
Charge-offs, net	(7,916)	(4,588)	(15,733)	(9,711)
Balance at end of period	$82,025	$68,671	$82,025	$68,671

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement with the loans as servicer:

	June 30,	December 31,
	2025	2024

	(in thousands)
Unpaid principal balance of loans outstanding	$448,312,667	$410,393,342
Delinquent loans:
30-89 days	$17,747,455	$17,301,961
90 days or more:
Not in foreclosure	$6,819,040	$8,104,348
In foreclosure	$1,183,032	$693,934
Foreclosed	$3,254	$2,928
Loans in bankruptcy	$1,936,703	$1,762,324

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	June 30, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$448,312,667	$—	$448,312,667
Purchased	14,837,637	—	14,837,637
Subserviced	—	894,678	894,678
	463,150,304	894,678	464,044,982
PennyMac Mortgage Investment Trust	—	228,838,699	228,838,699
Loans held for sale	6,783,240	—	6,783,240
	$469,933,544	$229,733,377	$699,666,921
Delinquent loans:
30 days	$13,661,146	$2,224,538	$15,885,684
60 days	4,676,437	592,689	5,269,126
90 days or more:
Not in foreclosure	7,030,633	1,080,547	8,111,180
In foreclosure	1,174,802	130,242	1,305,044
Foreclosed	4,264	1,815	6,079
	$26,547,282	$4,029,831	$30,577,113
Loans in bankruptcy	$2,022,830	$328,672	$2,351,502
Custodial funds managed by the Company (1)	$7,690,392	$3,037,614	$10,728,006
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$410,393,342	$—	$410,393,342
Purchased	15,681,406	—	15,681,406
Subserviced	—	806,584	806,584
	426,074,748	806,584	426,881,332
PennyMac Mortgage Investment Trust	—	230,753,581	230,753,581
Loans held for sale	8,128,914	—	8,128,914
	$434,203,662	$231,560,165	$665,763,827
Delinquent loans:
30 days	$13,095,250	$1,996,821	$15,092,071
60 days	4,838,550	676,508	5,515,058
90 days or more:
Not in foreclosure	8,289,129	1,210,270	9,499,399
In foreclosure	730,372	106,188	836,560
Foreclosed	3,716	2,732	6,448
	$26,957,017	$3,992,519	$30,949,536
Loans in bankruptcy	$1,852,396	$286,093	$2,138,489
Custodial funds managed by the Company (1)	$6,171,157	$2,391,875	$8,563,032
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2025	2024

	(in thousands)
California	$79,108,662	$76,364,993
Texas	69,822,668	65,317,775
Florida	67,648,262	63,850,638
Virginia	37,358,138	36,428,575
Georgia	29,671,069	28,499,141
All other states	416,058,122	395,302,705
	$699,666,921	$665,763,827

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$462,262	$—	$—	$462,262
Principal-only stripped mortgage-backed securities	—	784,958	—	784,958
Loans held for sale	—	6,450,311	510,913	6,961,224
Derivative assets:
Interest rate lock commitments	—	—	143,061	143,061
Forward purchase contracts	—	89,834	—	89,834
Forward sales contracts	—	2,939	—	2,939
Put options on interest rate futures purchase contracts	996	—	—	996
Call options on interest rate futures purchase contracts	33,688	—	—	33,688
Total derivative assets before netting	34,684	92,773	143,061	270,518
Netting	—	—	—	(89,876)
Total derivative assets	34,684	92,773	143,061	180,642
Mortgage servicing rights	—	—	9,531,249	9,531,249
Investment in PennyMac Mortgage Investment Trust	965	—	—	965
	$497,911	$7,328,042	$10,185,223	$17,921,300
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$908	$908
Forward purchase contracts	—	174	—	174
Forward sales contracts	—	159,266	—	159,266
Call options on interest rate futures sale contracts	10,063	—	—	10,063
Total derivative liabilities before netting	10,063	159,440	908	170,411
Netting	—	—	—	(137,908)
Total derivative liabilities	10,063	159,440	908	32,503
Derivative liability to PMT	—	1,038	—	1,038
Mortgage servicing liabilities	—	—	1,643	1,643
	$10,063	$160,478	$2,551	$35,184

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$420,553	$—	$—	$420,553
Principal-only stripped mortgage-backed securities	—	825,865	—	825,865
Loans held for sale	—	7,783,415	434,053	8,217,468
Derivative assets:
Interest rate lock commitments	—	—	56,946	56,946
Forward purchase contracts	—	3,701	—	3,701
Forward sales contracts	—	152,526	—	152,526
MBS put options	—	3,278	—	3,278
Put options on interest rate futures purchase contracts	12,592	—	—	12,592
Call options on interest rate futures purchase contracts	3,250	—	—	3,250
Total derivative assets before netting	15,842	159,505	56,946	232,293
Netting	—	—	—	(119,217)
Total derivative assets	15,842	159,505	56,946	113,076
Mortgage servicing rights	—	—	8,744,528	8,744,528
Investment in PennyMac Mortgage Investment Trust	944	—	—	944
	$437,339	$8,768,785	$9,235,527	$18,322,434
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$23,381	$23,381
Forward purchase contracts	—	66,646	—	66,646
Forward sales contracts	—	12,854	—	12,854
Total derivative liabilities before netting	—	79,500	23,381	102,881
Netting	—	—	—	(61,981)
Total derivative liabilities	—	79,500	23,381	40,900
Mortgage servicing liabilities	—	—	1,683	1,683
	$—	$79,500	$25,064	$42,583

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended June 30, 2025
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, March 31, 2025	$441,621	$109,942	$8,963,889	$9,515,452
Purchases and issuances, net	1,513,042	172,987	—	1,686,029
Capitalization of interest and servicing advances	27,315	—	—	27,315
Sales and repayments	(537,122)	—	—	(537,122)
Mortgage servicing rights resulting from loan sales	—	—	814,538	814,538
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	38,010	—	—	38,010
Other factors	4,853	67,548	(247,178)	(174,777)
	42,863	67,548	(247,178)	(136,767)
Transfers:
From Level 3 to Level 2	(976,806)	—	—	(976,806)
To loans held for sale	—	(208,324)	—	(208,324)
Balance, June 30, 2025	$510,913	$142,153	$9,531,249	$10,184,315
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2025	$25,494	$142,153	$(247,178)	$(79,531)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2025	$1,651
Changes in fair value included in income	(8)
Balance, June 30, 2025	$1,643
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2025	$(8)

	Quarter ended June 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, March 31, 2024	$466,392	$69,808	$7,483,210	$8,019,410
Purchases and issuances, net	954,081	128,241	—	1,082,322
Capitalization of interest and servicing advances	14,110	—	—	14,110
Sales and repayments	(356,988)	—	—	(356,988)
Mortgage servicing rights resulting from loan sales	—	—	541,207	541,207
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	28,011	—	—	28,011
Other factors	(536)	19,542	(101,339)	(82,333)
	27,475	19,542	(101,339)	(54,322)
Transfers from Level 3 to Level 2	(704,994)	—	—	(704,994)
Transfers to loans held for sale	—	(148,839)	—	(148,839)
Balance, June 30, 2024	$400,076	$68,752	$7,923,078	$8,391,906
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2024	$21,684	$68,752	$(101,339)	$(10,903)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended June 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2024	$1,732
Changes in fair value included in income	(24)
Balance, June 30, 2024	$1,708
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2024	$(24)

	Six months ended June 30, 2025
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$33,565	$8,744,528	$9,212,146
Purchases and issuances, net	2,896,927	355,530	—	3,252,457
Capitalization of interest and servicing advances	37,947	—	—	37,947
Sales and repayments	(1,051,768)	—	—	(1,051,768)
Mortgage servicing rights resulting from loan sales	—	—	1,464,887	1,464,887
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	67,629	—	—	67,629
Other factors	14,168	183,661	(678,166)	(480,337)
	81,797	183,661	(678,166)	(412,708)
Transfers:
From Level 3 to Level 2	(1,888,043)	—	—	(1,888,043)
To loans held for sale	—	(430,603)	—	(430,603)
Balance, June 30, 2025	$510,913	$142,153	$9,531,249	$10,184,315
Changes in fair value recognized during the period relating to assets still held at June 30, 2025	$28,691	$142,153	$(678,166)	$(507,322)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended
Liabilities	June 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(40)
Balance, June 30, 2025	$1,643
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2025	$(40)

	Six months ended June 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	1,859,941	228,512	—	2,088,453
Capitalization of interest and servicing advances	25,336	—	—	25,336
Sales and repayments	(740,987)	—	—	(740,987)
Mortgage servicing rights resulting from loan sales	—	—	953,727	953,727
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	45,153	—	—	45,153
Other factors	(1,108)	31,066	(129,997)	(100,039)
	44,045	31,066	(129,997)	(54,886)
Transfers:
From Level 3 to Level 2	(1,266,823)	—	—	(1,266,823)
To loans held for sale	—	(280,419)	—	(280,419)
Balance, June 30, 2024	$400,076	$68,752	$7,923,078	$8,391,906
Changes in fair value recognized during the period relating to assets still held at June 30, 2024	$20,917	$68,752	$(129,997)	$(40,328)
(1)	For purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Six months ended June 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(97)
Balance, June 30, 2024	$1,708
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2024	$(97)

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item are summarized below:

	Quarter ended June 30,
	2025			2024
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$7,192	$7,192	$—	$(16,460)	$(16,460)
Loans held for sale	223,741	—	223,741	124,874	—	124,874
Mortgage servicing rights	—	(247,178)	(247,178)	—	(101,339)	(101,339)
	$223,741	$(239,986)	$(16,245)	$124,874	$(117,799)	$7,075
Liabilities:
Mortgage servicing liabilities	$—	$8	$8	$—	$24	$24

	Six months ended June 30,
	2025			2024
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$25,326	$25,326	$—	$(16,771)	$(16,771)
Loans held for sale	508,531	—	508,531	254,203	—	254,203
Mortgage servicing rights	—	(678,166)	(678,166)	—	(129,997)	(129,997)
	$508,531	$(652,840)	$(144,309)	$254,203	$(146,768)	$107,435
Liabilities:
Mortgage servicing liabilities	$—	$40	$40	$—	$97	$97

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	June 30, 2025			December 31, 2024
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$6,929,950	$6,734,644	$195,306	$8,187,561	$8,089,532	$98,029
90 days or more delinquent:
Not in foreclosure	23,534	27,248	(3,714)	24,663	27,901	(3,238)
In foreclosure	7,740	21,348	(13,608)	5,244	11,481	(6,237)
	$6,961,224	$6,783,240	$177,984	$8,217,468	$8,128,914	$88,554

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
June 30, 2025	$—	$—	$6,125	$6,125
December 31, 2024	$—	$—	$5,238	$5,238

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Real estate acquired in settlement of loans	$(367)	$(685)	$(1,272)	$(1,663)

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

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair values and carrying values of these liabilities are summarized below:

	June 30, 2025		December 31, 2024
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,233,570	$1,227,143	$1,742,421	$1,724,120
Unsecured senior notes	$4,329,447	$4,185,012	$3,172,983	$3,164,032

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2025	December 31, 2024
Fair value (in thousands)	$510,913	$434,053
Key inputs (1):
Discount rate:
Range	5.8% – 9.3%	6.5% – 9.3%
Weighted average	6.5%	7.0%
Twelve-month projected housing price index change:
Range	1.7% – 2.2%	2.2% – 2.8%
Weighted average	2.0%	2.3%
Voluntary prepayment/resale speed (2):
Range	6.3% – 50.3%	6.4% – 34.4%
Weighted average	29.4%	22.0%
Total prepayment/resale speed (3):
Range	6.4% – 57.3%	6.5% – 41.3%
Weighted average	32.3%	23.9%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair values of IRLCs based on quoted Agency MBS prices, the probability that the loans will be funded or purchased (the “pull-through rate”) and its estimate of the fair value of the MSRs it expects to receive in the sale of the loans.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2025	December 31, 2024
Fair value (in thousands) (1)	$142,153	$33,565
Committed amount (in thousands)	$10,998,207	$7,801,677
Key inputs (2):
Pull-through rate:
Range	29.8% – 100%	29.8% – 100%
Weighted average	87.0%	88.2%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.6	1.0 – 8.6
Weighted average	5.3	5.4
Percentage of loan commitment amount:
Range	0.3% – 4.5%	0.3% – 4.6%
Weighted average	2.1%	2.4%
(1)	For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$814,538	$541,207	$1,464,887	$953,727
Unpaid principal balance	$34,697,004	$24,741,715	$62,361,980	$44,226,530
Weighted average servicing fee rate (in basis points)	43	43	43	44
Key inputs (1):
Annual total prepayment speed (2):
Range	6.7% – 15.5%	7.3% – 15.0%	6.6% – 15.5%	7.3% – 15.9%
Weighted average	8.6%	10.0%	8.7%	10.5%
Equivalent average life (in years):
Range	3.8 – 10.1	3.5 – 9.7	3.8 – 10.2	3.5 – 9.7
Weighted average	8.8	7.9	8.7	7.7
Pricing spread (3):
Range	4.9% – 12.6%	5.3% – 12.6%	4.9% – 12.6%	5.3% – 12.6%
Weighted average	5.5%	6.0%	5.5%	6.1%
Per-loan annual cost of servicing:
Range	$70 – $127	$70 – $127	$70 – $127	$70 – $127
Weighted average	$100	$98	$100	$98
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	June 30, 2025	December 31, 2024

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 9,531,249	$ 8,744,528
Underlying loan characteristics:
Unpaid principal balance	$ 463,132,127	$ 426,055,220
Weighted average note interest rate	4.7%	4.5%
Weighted average servicing fee rate (in basis points)	39	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.2% – 19.0%	5.9% – 17.7%
Weighted average	8.9%	7.8%
Equivalent average life (in years):
Range	2.6 – 8.8	2.7 – 9.1
Weighted average	8.1	8.4
Effect on fair value of (3):
5% adverse change	($155,827)	($126,224)
10% adverse change	($306,286)	($248,349)
20% adverse change	($592,174)	($481,100)
Pricing spread (4):
Range	4.9% – 11.4%	5.0% – 11.3%
Weighted average	6.0%	6.2%
Effect on fair value of (3):
5% adverse change	($121,678)	($113,419)
10% adverse change	($240,330)	($223,960)
20% adverse change	($468,962)	($436,805)
Per-loan annual cost of servicing:
Range	$68 – $127	$68 – $130
Weighted average	$105	$105
Effect on fair value of (3):
5% adverse change	($51,524)	($48,830)
10% adverse change	($103,048)	($97,661)
20% adverse change	($206,097)	($195,321)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

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

Following are the key inputs used in estimating the fair value of MSLs:

	June 30,	December 31,
	2025	2024
Fair value (in thousands)	$1,643	$1,683
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$18,177	$19,528
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	15.4%	15.7%
Equivalent average life (in years)	5.2	5.1
Pricing spread (3)	8.8%	8.6%
Per-loan annual cost of servicing	$920	$969
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The Company applies a pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8— Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$817,596	$524,576	$825,865	$—
Purchases	—	410,617	—	935,356
Repayments	(46,529)	(13,336)	(84,267)	(13,452)
Changes in fair value included in income arising from:
Accrual of purchase discounts	6,699	8,826	18,034	9,090
Valuation adjustments	7,192	(16,460)	25,326	(16,771)
	13,891	(7,634)	43,360	(7,681)
Balance at end of period	$784,958	$914,223	$784,958	$914,223

Following is a summary of the Company’s investment in principal-only stripped MBS:

	June 30,	December 31,
	2025	2024

	(in thousands)
Principal balance	$977,216	$1,061,484
Unearned discounts	(179,383)	(197,418)
Cumulative valuation changes	(12,875)	(38,201)
Fair value	$784,958	$825,865
Fair value of principal-only stripped mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$784,958	$825,865

All of the Company’s principal-only stripped MBS have remaining contractual maturities of over ten years.

Note 9—Loans Held for Sale at Fair Value

Following is a summary of loans held for sale at fair value:

	June 30,	December 31,
Mortgage type	2025	2024

	(in thousands)
Government-insured or guaranteed	$3,786,855	$4,154,069
Conventional conforming	2,215,601	3,127,082
Jumbo	447,855	502,264
Closed-end second lien	268,600	272,285
Purchased from Ginnie Mae securities serviced by the Company	220,973	145,026
Repurchased pursuant to representations and warranties	21,340	16,742
	$6,961,224	$8,217,468
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$6,128,283	$7,612,832
Mortgage loan participation purchase and sale agreements	745,063	528,002
	$6,873,346	$8,140,834

Note 10—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating and investing activities. Derivative financial instruments are created in the Company’s loan production activities and when the Company enters into derivative transactions as part of its interest rate risk management activities. Derivative financial instruments created in the Company’s operating activities are IRLCs that are created when the Company commits to purchase or originate a loan for sale.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Not subject to master netting arrangements:
Interest rate lock commitments	10,998,207	$143,061	$908	7,801,677	$56,946	$23,381
Subject to master netting arrangements (2):
Forward purchase contracts	13,037,927	89,834	174	12,760,764	3,701	66,646
Forward sales contracts	22,218,056	2,939	159,266	23,440,334	152,526	12,854
MBS put options	500,000	—	—	450,000	3,278	—
Put options on interest rate futures purchase contracts	7,000,000	996	—	4,270,000	12,592	—
Call options on interest rate futures purchase contracts	11,525,000	33,688	—	7,600,000	3,250	—
Call options on interest rate futures sale contracts	2,800,000	—	10,063	—	—	—
Treasury futures purchase contracts	5,998,000	—	—	7,467,000	—	—
Treasury futures sale contracts	7,347,000	—	—	10,521,000	—	—
Total derivatives before netting		270,518	170,411		232,293	102,881
Netting		(89,876)	(137,908)		(119,217)	(61,981)
		$180,642	$32,503		$113,076	$40,900
Forward sale contract with PennyMac Mortgage Investment Trust	84,070	$—	$1,038	—	$—	$—
Deposits placed with (received from) derivative counterparties included in the derivative balances above, net		$48,032			$(57,236)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	June 30, 2025				December 31, 2024
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Interest rate lock commitments	$143,061	$—	$—	$143,061	$56,946	$—	$—	$56,946
RJ O' Brien	24,621	—	—	24,621	15,842	—	—	15,842
Morgan Stanley Bank, N.A.	4,597	—	—	4,597	15,260	—	—	15,260
Mizuho Bank, Ltd.	2,108	—	—	2,108	1,683	—	—	1,683
South Street Securities	1,803	—	—	1,803	—	—	—	—
Bank of America, N.A.	—	—	—	—	8,221	—	—	8,221
Bank of Montreal	—	—	—	—	3,781	—	—	3,781
Athene Annuity & Life Assurance Company	—	—	—	—	2,352	—	—	2,352
BNP Paribas	—	—	—	—	2,260	—	—	2,260
Others	4,452	—	—	4,452	6,731	—	—	6,731
	$180,642	$—	$—	$180,642	$113,076	$—	$—	$113,076

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

	June 30, 2025				December 31, 2024
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Interest rate lock commitments	$908	$—	$—	$908	$23,381	$—	$—	$23,381
Atlas Securitized Products, L.P.	2,339,762	(2,339,762)	—	—	1,938,756	(1,938,756)	—	—
Bank of America, N.A.	1,275,935	(1,262,608)	—	13,327	1,294,213	(1,294,213)	—	—
JPMorgan Chase Bank, N.A.	808,309	(808,175)	—	134	1,220,822	(1,214,559)	—	6,263
Royal Bank of Canada	633,971	(633,971)	—	—	785,597	(785,597)	—	—
Wells Fargo Bank, N.A.	542,679	(541,545)	—	1,134	795,119	(789,305)	—	5,814
Citibank, N.A.	470,812	(470,812)	—	—	455,426	(455,426)	—	—
BNP Paribas	346,078	(345,257)	—	821	568,790	(568,790)	—	—
Morgan Stanley Bank, N.A.	320,702	(320,396)	—	306	472,659	(472,659)	—	—
Santander US Capital Markets LLC	245,158	(240,555)	—	4,603	282,077	(282,077)	—	—
Nomura Corporate Funding Americas	134,739	(134,739)	—	—	175,000	(175,000)	—	—
Goldman Sachs	98,732	(97,950)	—	782	336,894	(336,624)	—	270
Barclays Capital	80,650	(80,434)	—	216	258,559	(254,750)	—	3,809
Mizuho Bank, Ltd.	75,642	(75,642)	—	—	125,000	(125,000)	—	—
Federal National Mortgage Association	1,904	—	—	1,904	—	—	—	—
PennyMac Mortgage Investment Trust	1,038	—	—	1,038	—	—	—	—
Others	8,368	—	—	8,368	1,363	—	—	1,363
	$7,385,387	$(7,351,846)	$—	$33,541	$8,733,656	$(8,692,756)	$—	$40,900
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statement of income line	2025	2024	2025	2024

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$32,211	$(1,055)	$108,588	$(20,841)
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(28,853)	$52,955	$(173,899)	$105,192
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(116,294)	$(155,317)	$(27,654)	$(449,651)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$8,963,889	$7,483,210	$8,744,528	$7,099,348
MSRs resulting from loan sales	814,538	541,207	1,464,887	953,727
Change in fair value due to:
Changes in inputs used in valuation model (1)	15,950	99,440	(189,539)	269,392
Other changes in fair value (2)	(263,128)	(200,779)	(488,627)	(399,389)
Total change in fair value	(247,178)	(101,339)	(678,166)	(129,997)
Balance at end of period	$9,531,249	$7,923,078	$9,531,249	$7,923,078
Unpaid principal balance of underlying loans at end of period			$463,132,127	$396,429,820

			June 30,	December 31,
			2025	2024

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$9,350,647	$8,609,388
(1)	Principally reflects changes in annual total prepayment speed, pricing spread, per loan annual cost of servicing and UPB of underlying loan inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$1,651	$1,732	$1,683	$1,805
Changes in fair value due to:
Changes in inputs used in valuation model (1)	21	15	26	(12)
Other changes in fair value (2)	(29)	(39)	(66)	(85)
Total change in fair value	(8)	(24)	(40)	(97)
Balance at end of period	$1,643	$1,708	$1,643	$1,708
Unpaid principal balance of underlying loans at end of period			$18,177	$21,197

(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Contractual servicing fees	$435,517	$375,040	$853,204	$733,066
Other fees:
Late charges	19,855	17,248	39,906	34,857
Other	4,060	3,149	7,539	5,789
	$459,432	$395,437	$900,649	$773,712

Note 12—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2025	2024

	(in thousands)
Margin deposits	$264,992	$288,153
Capitalized software, net	112,291	120,802
Servicing fees receivable, net	45,357	38,676
Other servicing receivables	47,842	54,058
Interest receivable	41,355	41,286
Prepaid expenses	39,784	45,762
Real estate acquired in settlement of loans	31,223	14,976
Operating lease right-of-use assets	30,745	36,572
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	13,124	16,697
Furniture, fixtures, equipment and building improvements, net	10,758	12,916
Other	77,206	100,183
	$714,677	$770,081
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$13,124	$16,697

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to six years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Lease expense:
Operating leases	$4,033	$4,004	$8,035	$8,035
Short-term leases	82	84	148	168
Sublease income	(378)	(317)	(755)	(742)
Net lease expense included in Occupancy and equipment expense	$3,737	$3,771	$7,428	$7,461

Other information:
Payments for operating leases	$5,335	$4,986	$10,412	$9,960
Operating lease right-of-use assets recognized	$648	$—	$1,209	$—
Period end weighted averages:
Remaining lease term (in years)			3.3	3.9
Discount rate			3.9%	4.0%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2026	$17,736
2027	11,276
2028	5,180
2029	4,747
2030	3,385
Thereafter	1,428
Total lease payments	43,752
Less imputed interest	(3,664)
Operating lease liability included in Accounts payable and accrued expenses	$40,088

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2025.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by principal-only stripped MBS, loans held for sale, participation certificates backed by mortgage servicing assets or margin deposits. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Principal-only stripped MBS, mortgage servicing assets, loans and participation certificates backed by mortgage servicing assets financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$7,183,987	$5,761,107	$6,649,802	$4,651,823
Weighted average interest rate (1)	6.00%	7.06%	5.97%	7.13%
Total interest expense	$112,685	$106,587	$206,914	$177,022
Maximum daily amount outstanding	$8,581,781	$7,122,796	$8,690,936	$7,122,796
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $5.1 million and $5.4 million for the quarters ended June 30, 2025 and 2024, respectively, and $9.9 million and $12.1 million for the six months ended June 30, 2025 and 2024, respectively.

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,351,846	$8,692,756
Unamortized debt issuance costs	(7,592)	(7,549)
	$7,344,254	$8,685,207
Weighted average interest rate	5.94%	5.89%
Available borrowing capacity (1):
Committed	$1,017,655	$460,000
Uncommitted	3,918,218	3,104,026
	$4,935,873	$3,564,026
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$784,958	$825,865
Loans held for sale	$6,128,283	$7,612,832
Servicing advances (2)	$265,118	$357,939
Mortgage servicing rights (2)	$8,034,225	$7,488,539
Deposits (2)	$13,124	$16,697
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15–Long-Term Debt - Notes payable secured by mortgage servicing assets.

Maturities

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at June 30, 2025 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,464,684
Over 30 to 90 days	4,512,313
Over 90 to 180 days	58,042
Over 180 days to one year	1,198,227
Over one year to two years	118,580
Total assets sold under agreements to repurchase	$7,351,846
Weighted average maturity (in months)	3.5
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of June 30, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,174,715	June 18, 2026	June 18, 2026
Atlas Securitized Products, L.P.	$158,877	November 19, 2025	June 26, 2026
Bank of America, N.A.	$92,204	August 6, 2025	June 9, 2027
JP Morgan Chase Bank, N.A.	$38,981	October 21, 2025	July 10, 2026
Royal Bank of Canada	$33,779	July 30, 2025	May 8, 2026
Citibank, N.A.	$29,756	September 4, 2025	June 11, 2026
Nomura Corporate Funding Americas	$19,151	July 14, 2025	January 22, 2026
Morgan Stanley Bank, N.A.	$18,275	September 10, 2025	May 22, 2026
Wells Fargo Bank, N.A.	$15,359	September 14, 2025	June 11, 2027
Barclays Bank PLC	$14,165	November 6, 2025	March 6, 2026
BNP Paribas	$13,186	September 14, 2025	September 30, 2026
Mizuho Bank, Ltd.	$8,733	February 19, 2026	March 14, 2026
Goldman Sachs Bank USA	$2,222	September 5, 2025	February 13, 2027
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through October 25, 2026 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,846	July 25, 2025
JP Morgan Chase Bank, N.A.	$22,094	July 7, 2025
Wells Fargo Bank, N.A.	$17,963	July 23, 2025
Santander US Capital Markets LLC	$15,227	July 15, 2025

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance	$283,853	$236,647	$272,512	$235,761
Weighted average interest rate (1)	5.65%	6.69%	5.64%	6.69%
Total interest expense	$4,168	$4,109	$7,972	$8,186
Maximum daily amount outstanding	$701,233	$512,528	$701,233	$515,990
(1)	Excludes the effect of amortization of debt issuance costs totaling $172,000 and $176,000 for the quarters ended June 30, 2025 and 2024, respectively and $344,000 and $348,000 for the six months ended June 30, 2025 and 2024, respectively.

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$701,233	$496,856
Unamortized debt issuance costs	(937)	(344)
	$700,296	$496,512
Weighted average interest rate	5.58%	5.58%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$745,063	$528,002

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

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
February 29, 2024	$425,000	3.20%	March 26, 2029	March 25, 2031
Term Loans:
February 28, 2023	680,000	3.00%	February 25, 2028	February 25, 2029
October 25, 2023	125,000	3.00%	October 25, 2028
	$1,230,000
(1)	Interest is charged at a rate of SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes or Term Loans as specified in the respective agreements.

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

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance	$1,698,132	$1,872,857	$1,780,415	$1,911,593
Weighted average interest rate (1)	7.81%	8.85%	7.83%	8.89%
Total interest expense	$35,743	$41,932	$72,321	$85,938
(1)	Excludes the effect of amortization of debt issuance costs totaling $2.7 million and $726,000 for the quarters ended June 30, 2025 and 2024, respectively, and $3.2 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,230,000	$1,730,000
Freddie Mac MSR Notes Payable	100,000	325,000
	1,330,000	2,055,000
Unamortized debt issuance costs	(2,857)	(6,028)
	$1,327,143	$2,048,972
Weighted average interest rate	7.49%	7.81%
Assets pledged to secure notes payable (1):
Servicing advances	$265,118	$357,939
Mortgage servicing rights	$9,350,647	$8,609,388
Deposits	$13,124	$16,697
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that include Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
February 11, 2021	$650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
May 1, 2025	850,000	6.875%	May 15, 2032	May 15, 2028
	$4,250,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance	$4,197,253	$2,828,571	$3,954,973	$2,689,286
Weighted average interest rate (1)	6.41%	6.03%	6.34%	5.97%
Total interest expense	$70,157	$43,968	$130,294	$82,800
(1)	Excludes the effect of amortization of debt issuance costs of $2.9 million and $1.5 million for the quarters ended June 30, 2025 and 2024, respectively, and $4.9 million and $2.9 million for the six months ended June 30, 2025 and 2024, respectively.

	June 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,250,000	$3,200,000
Unamortized debt issuance costs and premiums, net	(64,988)	(35,968)
	$4,185,012	$3,164,032
Weighted average interest rate	6.56%	6.15%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended June 30,
	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$100,000	$—	$680,000	$550,000	$—	$—	$1,330,000
Unsecured senior notes	—	—	—	650,000	750,000	2,850,000	4,250,000
Total	$100,000	$—	$680,000	$1,200,000	$750,000	$2,850,000	$5,580,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$30,774	$29,976	$29,129	$30,788
Provision for losses:
Resulting from sales of loans	4,054	4,129	7,601	8,081
Resulting from change in estimate	(2,220)	(4,076)	(3,635)	(7,396)
Losses incurred	(845)	(1,341)	(1,332)	(2,785)
Balance at end of period	$31,763	$28,688	$31,763	$28,688
Unpaid principal balance of loans subject to representations and warranties at end of period			$452,998,620	$381,524,553

Note 17—Income Taxes

The Company’s effective income tax rates were (78.5)% and 26.6% for the quarters ended June 30, 2025 and 2024, respectively, and (17.8)% and 22.6% for the six months ended June 30, 2025 and 2024, respectively. The decreases in the effective income tax rates for the quarter and six months ended June 30, 2025 compared to the same periods in 2024 are primarily due to a non-recurring $81.6 million net income tax benefit primarily due to the repricing of deferred tax liabilities resulting from changes to California's apportionment rules with the enactment of California Senate Bill 132, signed into law June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $11.0 billion as of June 30, 2025.

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

Note 19—Stockholders’ Equity

The Company’s stock repurchase program provides for the repurchase of up to $2 billion of its common stock, before transaction costs and excise tax. From inception through June 30, 2025, the Company repurchased $1.8 billion of common stock, including $537,000 in transaction fees. No common stock was repurchased during the quarter and six months ended June 30, 2025 and 2024.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(573,210)	$(413,822)	$(849,520)	$(723,012)
Hedging activities	(105,772)	92,552	(416,471)	242,771
	(678,982)	(321,270)	(1,265,991)	(480,241)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	814,538	541,207	1,464,887	953,727
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,054)	(4,129)	(7,601)	(8,081)
Reductions in liability due to changes in estimate	2,220	4,076	3,635	7,396
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	32,211	(1,055)	108,588	(20,841)
Loans	(15,268)	(2,695)	(102,307)	24,950
Hedging derivatives	76,919	(39,597)	242,572	(137,579)
	227,584	176,537	443,783	339,331
From PennyMac Mortgage Investment Trust (1)	7,075	(473)	11,913	(826)
	$234,659	$176,064	$455,696	$338,505
(1)	The terms of loan sales to PMT are described in Note 5–Related Party Transactions–PennyMac Mortgage Investment Trust–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Interest income:
Cash and short-term investments	$10,919	$13,172	$20,926	$27,754
Principal-only stripped mortgage-backed securities	6,948	9,074	18,543	9,344
Loans held for sale	105,725	86,283	193,119	151,704
Placement fees relating to custodial funds	97,975	92,230	177,770	168,363
Other	362	52	1,442	72
	221,929	200,811	411,800	357,237
Interest expense:
Assets sold under agreements to repurchase	112,685	106,587	206,914	177,022
Mortgage loan participation purchase and sale agreements	4,168	4,109	7,972	8,186
Notes payable secured by mortgage servicing assets	35,743	41,932	72,321	85,938
Unsecured senior notes	70,157	43,968	130,294	82,800
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,058	7,902	23,832	14,023
Interest on mortgage loan impound deposits	2,263	2,962	4,844	4,949
Other	503	411	1,482	722
	239,577	207,871	447,659	373,640
	$(17,648)	$(7,060)	$(35,859)	$(16,403)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	185	246
Stock options	—	—	187	188
Time-based RSUs	—	2	260	147
Grant date fair value:
Performance-based RSUs	$—	$—	$18,788	$20,915
Stock options	—	—	8,138	6,935
Time-based RSUs	—	145	26,484	12,478
Total	$—	$145	$53,410	$40,328
Vesting and exercise:
Performance-based RSUs vested	—	—	—	309
Stock options exercised	12	96	138	427
Time-based RSUs vested	2	2	187	211
Stock-based compensation expense	$7,518	$(2,212)	$18,602	$2,371

Note 23—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Quarter ended June 30,		Six months ended June 30,
Expense line	2025	2024	2025	2024

	(in thousands)
Technology
Amortization of capitalized software	$12,813	$12,242	$24,794	$24,423
Other (1)	29,444	23,448	57,660	47,234
Total technology expense	$42,257	$35,690	$82,454	$71,657

Occupancy and equipment
Depreciation	$1,918	$1,998	$3,833	$3,981
Operating lease cost	3,655	3,687	7,280	7,293
Short-term lease cost	82	84	148	168
Other (2)	2,724	2,124	5,500	5,127
Total occupancy and equipment expense	$8,379	$7,893	$16,761	$16,569
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Net income	$136,463	$98,258	$212,743	$137,566

Weighted average shares of common stock outstanding	51,667	50,955	51,587	50,751
Effect of dilutive securities - shares issuable under stock-based compensation plan	1,968	2,249	2,039	2,389
Weighted average diluted shares of common stock outstanding	53,635	53,204	53,626	53,140
Basic earnings per share	$2.64	$1.93	$4.12	$2.71
Diluted earnings per share	$2.54	$1.85	$3.97	$2.59

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	411	827	368	754
Time-based RSUs	—	1	190	98
Stock options (2)	237	187	191	126
Total anti-dilutive units and options	648	1,015	749	978
Weighted average exercise price of anti-dilutive stock options (2)	$98.21	$84.93	$97.36	$84.93
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the outstanding stock options for the period.

Note 25—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2025		December 31, 2024
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$7,711,113	$1,485,109	$7,457,748	$1,380,100
Ginnie Mae	$7,630,194	$1,618,448	$6,952,347	$1,526,074
HUD	$7,630,194	$2,500	$6,952,347	$2,500
Risk-based capital
Ginnie Mae	40%	6%	40%	6%
Liquidity
Fannie Mae & Freddie Mac	$839,203	$676,887	$870,243	$630,698
Ginnie Mae	$1,037,175	$495,140	$1,208,755	$460,200
Adjusted net worth / Total assets ratio
Ginnie Mae	40%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	32%	6%	29%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 26—Segments

The Company’s reportable segments are identified based on their unique business activities. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The reportable segments are evaluated based on income or loss before provision for income taxes. The chief operating decision maker uses pre-tax segment results to assess segment performance and allocate operating and capital resources among the two reportable segments described below. The segments are separately evaluated because they represent different services.

During the year ended December 31, 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Concurrent with the adoption of ASU 2023-07 management reassessed its segment definitions to those shown below. Prior period amounts have been recast to conform the prior quarter presentation to the current quarter presentation.

The Company conducts its business in two operating and reportable segments, “production” and “servicing”:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.

●	The servicing segment performs servicing of loans on behalf of non-affiliate investors, execution and management of early buyout transactions, and servicing of loans and MSRs sourced and managed for PMT.

●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the corporate and other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$203,961	$30,698	$234,659	$—	$234,659
Loan origination fees	59,091	—	59,091	—	59,091
Fulfillment fees from PennyMac Mortgage Investment Trust	5,814	—	5,814	—	5,814
Net loan servicing fees	—	150,395	150,395	—	150,395
Management fees	—	—	—	6,869	6,869
Net interest income (expense):
Interest income	104,205	117,123	221,328	601	221,929
Interest expense	93,622	145,955	239,577	—	239,577
	10,583	(28,832)	(18,249)	601	(17,648)
Other	132	1,138	1,270	4,280	5,550
Total net revenues	279,581	153,399	432,980	11,750	444,730
Expenses:
Compensation	104,456	51,284	155,740	31,801	187,541
Loan origination	68,836	—	68,836	—	68,836
Technology	27,841	9,505	37,346	4,911	42,257
Servicing	—	28,286	28,286	—	28,286
Marketing and advertising	10,276	384	10,660	1,729	12,389
Professional services	3,545	1,798	5,343	3,037	8,380
Occupancy and equipment	4,109	2,731	6,840	1,539	8,379
Other (2)	2,730	5,259	7,989	4,231	12,220
Total expenses	221,793	99,247	321,040	47,248	368,288
Income (loss) before provision for income taxes	$57,788	$54,152	$111,940	$(35,498)	$76,442
Segment assets at end of quarter	$7,161,516	$16,994,006	$24,155,522	$66,382	$24,221,904
Acquisition of:
Capitalized software	$6,970	$2,176	$9,146	$—	$9,146
Furniture, fixtures, equipment and building improvements	$617	$340	$957	$348	$1,305
Amortization of capitalized software	$11,175	$1,535	$12,710	$103	$12,813
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$976	$652	$1,628	$290	$1,918
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Quarter ended June 30, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$154,317	$21,747	$176,064	$—	$176,064
Loan origination fees	42,075	—	42,075	—	42,075
Fulfillment fees from PennyMac Mortgage Investment Trust	4,427	—	4,427	—	4,427
Net loan servicing fees	—	167,604	167,604	—	167,604
Management fees	—	—	—	7,133	7,133
Net interest income (expense):
Interest income	84,645	115,706	200,351	460	200,811
Interest expense	83,376	124,495	207,871	—	207,871
	1,269	(8,789)	(7,520)	460	(7,060)
Other	155	194	349	15,535	15,884
Total net revenues	202,243	180,756	382,999	23,128	406,127
Expenses:
Compensation	70,900	49,460	120,360	21,596	141,956
Loan origination	40,270	—	40,270	—	40,270
Technology	22,977	9,774	32,751	2,939	35,690
Servicing	—	22,920	22,920	—	22,920
Professional services	2,422	1,598	4,020	5,384	9,404
Occupancy and equipment	3,754	2,753	6,507	1,386	7,893
Marketing and advertising	4,793	21	4,814	631	5,445
Other (2)	1,958	3,528	5,486	3,209	8,695
Total expenses	147,074	90,054	237,128	35,145	272,273
Income (loss) before provision for income taxes	$55,169	$90,702	$145,871	$(12,017)	$133,854
Segment assets at end of quarter	$6,454,411	$15,034,649	$21,489,060	$88,505	$21,577,565
Acquisition of:
Capitalized software	$3,884	$775	$4,659	$138	$4,797
Furniture, fixtures, equipment and building improvements	$109	$264	$373	$28	$401
Amortization of capitalized software	$9,772	$2,013	$11,785	$457	$12,242
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$925	$741	$1,666	$332	$1,998
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Six months ended June 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$391,106	$64,590	$455,696	$—	$455,696
Loan origination fees	105,702	—	105,702	—	105,702
Fulfillment fees from PennyMac Mortgage Investment Trust	11,104	—	11,104	—	11,104
Net loan servicing fees	—	314,681	314,681	—	314,681
Management fees	—	—	—	13,881	13,881
Net interest income (expense):
Interest income	189,493	221,257	410,750	1,050	411,800
Interest expense	170,148	277,511	447,659	—	447,659
	19,345	(56,254)	(36,909)	1,050	(35,859)
Other	263	965	1,228	9,200	10,428
Total net revenue	527,520	323,982	851,502	24,131	875,633
Expenses:
Compensation	203,325	104,254	307,579	61,950	369,529
Loan origination	112,932	—	112,932	—	112,932
Technology	52,941	19,890	72,831	9,623	82,454
Servicing	—	50,161	50,161	—	50,161
Marketing and advertising	18,299	757	19,056	2,765	21,821
Professional services	6,679	3,479	10,158	7,259	17,417
Occupancy and equipment	8,237	5,460	13,697	3,064	16,761
Other (2)	5,376	9,828	15,204	8,716	23,920
Total expenses	407,789	193,829	601,618	93,377	694,995
Income (loss) before provision for income taxes	$119,731	$130,153	$249,884	$(69,246)	$180,638
Segment assets at end of period	$7,161,516	$16,994,006	$24,155,522	$66,382	$24,221,904
Acquisition of:
Capitalized software	$12,379	$3,904	$16,283	$—	$16,283
Furniture, fixtures, equipment and building improvements	$804	$369	$1,173	$503	$1,676
Amortization of capitalized software	$21,396	$3,201	$24,597	$197	$24,794
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$1,944	$1,297	$3,241	$592	$3,833
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Six months ended June 30, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$295,748	$42,757	$338,505	$—	$338,505
Loan origination fees	78,446	—	78,446	—	78,446
Fulfillment fees from PennyMac Mortgage Investment Trust	8,443	—	8,443	—	8,443
Net loan servicing fees	—	268,558	268,558	—	268,558
Management fees	—	—	—	14,321	14,321
Net interest income (expense):
Interest income	148,016	208,247	356,263	974	357,237
Interest expense	145,272	228,368	373,640	—	373,640
	2,744	(20,121)	(17,377)	974	(16,403)
Other	271	701	972	18,945	19,917
Total net revenue	385,652	291,895	677,547	34,240	711,787
Expenses:
Compensation	141,093	101,860	242,953	45,379	288,332
Loan origination	70,838	—	70,838	—	70,838
Technology	45,745	19,537	65,282	6,375	71,657
Servicing	—	39,024	39,024	—	39,024
Professional services	4,484	2,946	7,430	11,236	18,666
Occupancy and equipment	7,892	5,658	13,550	3,019	16,569
Marketing and advertising	8,389	50	8,439	677	9,116
Other (2)	3,364	8,464	11,828	8,020	19,848
Total expenses	281,805	177,539	459,344	74,706	534,050
Income (loss) before provision for income taxes	$103,847	$114,356	$218,203	$(40,466)	$177,737
Segment assets at end of period	$6,454,411	$15,034,649	$21,489,060	$88,505	$21,577,565
Acquisition of:
Capitalized software	$7,325	$1,085	$8,410	$251	$8,661
Furniture, fixtures, equipment and building improvements	$361	$873	$1,234	$85	$1,319
Amortization of capitalized software	$19,258	$4,216	$23,474	$949	$24,423
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$1,884	$1,438	$3,322	$659	$3,981
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On July 22, 2025, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on August 22, 2025 to common stockholders of record as of August 13, 2025.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our Company

We are a specialty financial services firm primarily focused on the production and servicing of U.S. residential mortgage loans (activities which we refer to as mortgage banking) and the management of investments related to the U.S. mortgage market. We believe that our operating capabilities, specialized expertise, access to long-term investment capital, and the experience of our management team across all aspects of the mortgage business allow us to profitably engage in mortgage banking and investing activities and capitalize on other related opportunities as they arise in the future.

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

Business Trends

Recent actions by the U.S. government administration with respect to trade, tariffs and government cost reduction initiatives have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained growth in the size of the mortgage origination market, which is currently projected to increase from $1.7 trillion in 2024 to $2.0 trillion in 2025 according to mortgage industry economists.

The opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, reductions in the Federal Reserve’s federal funds rate have reduced the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to the same periods in the prior year. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increase losses from our representations and warranties.

We expect to sell a portion of the conventional loans and all of the jumbo loans from our correspondent channel to PMT in the third quarter of 2025.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues (1)	$299,564	$222,566	$572,502	$425,394
Net loan servicing fees	150,395	167,604	314,681	268,558
Net interest expense	(17,648)	(7,060)	(35,859)	(16,403)
Other	12,419	23,017	24,309	34,238
Total net revenues	444,730	406,127	875,633	711,787
Expenses:
Compensation	187,541	141,956	369,529	288,332
Loan origination	68,836	40,270	112,932	70,838
Technology	42,257	35,690	82,454	71,657
Servicing	28,286	22,920	50,161	39,024
Marketing and advertising	12,389	5,445	21,821	9,116
Other	28,979	25,992	58,098	55,083
Total expenses	368,288	272,273	694,995	534,050
Income before (benefit from) provision for income taxes	76,442	133,854	180,638	177,737
(Benefit from) provision for income taxes	(60,021)	35,596	(32,105)	40,171
Net income	$136,463	$98,258	$212,743	$137,566
Earnings per share
Basic	$2.64	$1.93	$4.12	$2.71
Diluted	$2.54	$1.85	$3.97	$2.59
Annualized return on average stockholders' equity	13.9%	10.9%	10.9%	7.7%
Dividends declared per share	$0.30	$0.20	$0.60	$0.40
Income before provision for income taxes by reportable segment and corporate and other:
Production	$57,788	$55,169	$119,731	$103,847
Servicing	54,152	90,702	130,153	114,356
Corporate and other	(35,498)	(12,017)	(69,246)	(40,466)
	$76,442	$133,854	$180,638	$177,737
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (2)	$262,021	$249,718	$550,054	$477,446
During the period:
Interest rate lock commitments issued	$39,597,584	$27,998,822	$71,054,404	$50,584,454
Unpaid principal balance of loans produced or fulfilled for PMT	$37,611,130	$27,360,094	$66,463,876	$48,769,160
At end of period:
Interest rate lock commitments outstanding			$10,998,207	$7,596,114
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$463,150,304	$396,451,017
Loans held for sale			6,783,240	6,108,082
			469,933,544	402,559,099
Subserviced for:
PMT			228,838,699	230,179,513
U.S. Department of Veterans Affairs			822,525	—
Other non-affiliates			72,153	—
			229,733,377	230,179,513
			$699,666,921	$632,738,612

Book value per share			$78.04	$71.76
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods indicated:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$136,463	$98,258	$212,743	$137,566
(Benefit from) provision for income taxes	(60,021)	35,596	(32,105)	40,171
Income before (benefit from) provision for income taxes	76,442	133,854	180,638	177,737
Depreciation and amortization	14,731	14,240	28,627	28,404
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(15,929)	(99,425)	189,565	(269,404)
Hedging losses associated with MSRs	109,102	171,777	2,328	466,422
Stock‑based compensation	7,518	(2,212)	18,602	2,371
Interest expense on corporate debt or corporate revolving credit facilities and capital leases	70,157	43,968	130,294	82,800
Effect of non-recurring gain from joint venture and arbitration accrual	—	(12,484)	—	(10,884)
Adjusted EBITDA	$262,021	$249,718	$550,054	$477,446

Income Before (Benefit from) Provisions for Income Taxes

For the quarter ended June 30, 2025, income before income taxes decreased $57.4 million compared to the same quarter in 2024. The decrease was primarily due to a $96.0 million increase in total expenses, a $17.2 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees, a $10.6 million increase in Net interest expense and a $10.6 million decrease in other income, partially offset by a $77.0 million increase in loan production revenue due to higher volume across all production channels.

For the six months ended June 30, 2025, income before income taxes increased $2.9 million compared to the same period in 2024. The increase was primarily due to a $147.1 million increase in loan production revenue due to higher volume across all production channels and a $46.1 million increase in Net loan servicing fees resulting from growth in our servicing portfolio, partially offset by a $19.5 million increase in Net interest expense, a $9.9 million decrease in other income and a $160.9 million increase in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of larger mortgage market volumes during the quarter and six months ended June 30, 2025 compared to the same periods in 2024. During the quarter and six months ended June 30, 2025, we recognized Net gains on loans held for sale at fair value totaling $234.7 million and $455.7 million, respectively, representing an increase of $58.6 million and $117.2 million, respectively, compared to the same periods in 2024.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(573,210)	$(413,822)	$(849,520)	$(723,012)
Hedging activities	(105,772)	92,552	(416,471)	242,771
Total cash losses	(678,982)	(321,270)	(1,265,991)	(480,241)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	32,211	(1,055)	108,588	(20,841)
Loans	(15,268)	(2,695)	(102,307)	24,950
Hedging derivatives	76,919	(39,597)	242,572	(137,579)
	93,862	(43,347)	248,853	(133,470)
Mortgage servicing rights resulting from loan sales	814,538	541,207	1,464,887	953,727
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,054)	(4,129)	(7,601)	(8,081)
Reductions in liability due to changes in estimate	2,220	4,076	3,635	7,396
Total non-cash gains	906,566	497,807	1,709,774	819,572
Total gains on sale from non-affiliates	227,584	176,537	443,783	339,331
From PennyMac Mortgage Investment Trust	7,075	(473)	11,913	(826)
	$234,659	$176,064	$455,696	$338,505
During the period:
Interest rate lock commitments issued:
By loan type:
Government-insured or guaranteed	$18,209,041	$14,064,074	$34,324,614	$24,858,332
Conventional conforming	19,340,043	13,024,197	32,913,808	24,346,284
Jumbo	1,383,209	454,378	2,602,313	582,494
Closed-end second lien mortgage	665,291	456,173	1,213,669	797,344
	$39,597,584	$27,998,822	$71,054,404	$50,584,454
By production channel:
Correspondent	$28,657,935	$21,013,818	$50,753,289	$38,094,674
Broker direct	7,151,449	4,286,680	12,629,818	7,639,087
Consumer direct	3,788,200	2,698,324	7,671,297	4,850,693
	$39,597,584	$27,998,822	$71,054,404	$50,584,454
At end of period:
Loans held for sale at fair value			$6,961,224	$6,238,959
Commitments to fund and purchase loans			$10,998,207	$7,596,114

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 346% and 321% of our gains on sales of loans held for sale at fair value for the quarter and six months ended June 30, 2025, respectively, as compared to 307% and 282% for the same periods in 2024. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.1 million and $7.6 million for the quarter and six months ended June 30, 2025, respectively, compared to $4.1 million and $8.1 million for the same periods in 2024. The slight decrease in the provision relating to current loan sales was primarily attributable to a lower expectation of future repurchases due to improved collateral quality for the quarter and six months ended June 30, 2025 compared to the same periods in 2024.

We also recorded reductions in the liability of $2.2 million and $3.6 million for the quarter and six months ended June 30, 2025 compared to $4.1 million and $7.4 million for the same periods in 2024. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase activity and the UPB of loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$112,547	$81,689	$101,867	$75,724
New indemnifications	6,367	14,292	18,403	22,013
Less indemnified loans sold, repaid or refinanced	2,881	999	4,237	2,755
Loans indemnified at end of period	$116,033	$94,982	$116,033	$94,982
Repurchase activity:
Total loans repurchased	$25,418	$23,468	$45,360	$44,863
Less:
Loans repurchased by correspondent lenders	15,585	14,839	31,077	25,781
Loans repaid by borrowers or resold	952	4,908	8,653	11,735
Net loans repurchased with losses chargeable to liability for representations and warranties	$8,881	$3,721	$5,630	$7,347
Losses charged to liability for representations and warranties	$845	$1,341	$1,332	$2,785
At end of period:
Unpaid principal balance of loans subject to representations and warranties			$452,998,620	$381,524,553
Liability for representations and warranties			$31,763	$28,688

During the quarter and six months ended June 30, 2025, we repurchased loans totaling $25.4 million and $45.4 million, respectively. We charged losses of $845,000 and $1.3 million against the liability during the quarter and six months ended June 30, 2025. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees increased $17.0 million and $27.3 million during the quarter and six months ended June 30, 2025, compared to the same periods in 2024 primarily due to an increase in production volume.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees increased $1.4 million and $2.7 million during the quarter and six months ended June 30, 2025, compared to the same periods in 2024; the increase was primarily due to an increase in the number of loans we fulfilled for PMT during the quarter and six months ended June 30, 2025 compared to the same periods in 2024.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Loan servicing fees	$506,667	$440,696	$995,135	$864,880
Effects of MSRs and MSLs net of hedging results	(356,272)	(273,092)	(680,454)	(596,322)
Net loan servicing fees	$150,395	$167,604	$314,681	$268,558

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
From non-affiliates	$435,517	$375,040	$853,204	$733,066
From PennyMac Mortgage Investment Trust	21,645	20,264	43,374	40,526
Other:
Late charges	22,959	20,193	46,026	40,782
Other	26,546	25,199	52,531	50,506
	49,505	45,392	98,557	91,288
	$506,667	$440,696	$995,135	$864,880
Average UPB of loans serviced:
MSRs and MSLs	$452,077,317	$388,760,891	$443,765,594	$382,559,187
Subservicing	$230,362,073	$230,254,779	$230,771,395	$231,235,514

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

Loan servicing fees from non-affiliates and other fees increased during the quarter and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily due to growth of our loan servicing portfolio. Other servicing fees increased due to growth in our MSR portfolio combined with increased incentives received for loss mitigation activities.

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

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$15,929	$99,425	$(189,565)	$269,404
Hedging results	(109,102)	(171,777)	(2,328)	(466,422)
	(93,173)	(72,352)	(191,893)	(197,018)
Changes in fair value attributable to realization of cash flows	(263,099)	(200,740)	(488,561)	(399,304)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(356,272)	$(273,092)	$(680,454)	$(596,322)
Average balances:
Mortgage servicing rights	$9,284,824	$7,785,298	$9,087,827	$7,566,468
Mortgage servicing liabilities	$1,640	$1,718	$1,654	$1,744
At end of period:
Mortgage servicing rights			$9,531,249	$7,923,078
Mortgage servicing liabilities			$1,643	$1,708

Changes in fair value of MSRs attributable to changes in fair value inputs decreased during the quarter and six months ended June 30, 2025 compared to the same periods in 2024 due to decreases in interest rates during the quarter and six months ended June 30, 2025 compared to increasing interest rates during the same periods in 2024. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate volatility and increased hedging costs on the fair value of the hedging instruments during the quarter and interest rate decreases over the six months ended June 30, 2025 compared with interest rate increases in the same periods in 2024.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and six months ended June 30, 2025, realization of cash flows increased compared to the same periods in 2024, primarily due to the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2025	2024

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$448,312,667	$410,393,342
Purchased and assumed	14,837,637	15,681,406
	463,150,304	426,074,748
Loans held for sale	6,783,240	8,128,914
	469,933,544	434,203,662
Subserviced for:
PMT	228,838,699	230,753,581
U.S. Department of Veterans Affairs (1)	822,525	806,584
Other non-affiliates	72,153	—
	229,733,377	231,560,165
Total loans serviced	$699,666,921	$665,763,827
Delinquencies:
Owned servicing:
30-89 days	$18,337,583	$17,933,800
90 days or more	8,209,699	9,023,217
	$26,547,282	$26,957,017
Subservicing:
30-89 days	$2,817,227	$2,673,329
90 days or more	1,212,604	1,319,190
	$4,029,831	$3,992,519
(1)	Represents previously delinquent loans that have been purchased by the VA pursuant to the Veterans Affairs Servicing Purchase program where servicing is expected to be transferred to a servicer selected by the VA.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of June 30, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$161,209,113	751	4.7%	46	317	$215	683	93%	70%	5.3%
VA	128,898,548	463	4.0%	42	317	$278	731	90%	70%	1.8%
USDA	20,809,405	140	4.1%	61	302	$148	700	98%	65%	5.3%
Government-sponsored entities:
Fannie Mae	58,743,053	183	5.2%	29	318	$321	763	75%	63%	0.6%
Freddie Mac	80,550,488	240	5.5%	22	326	$335	760	76%	67%	0.7%
Closed-end second lien mortgage loans	2,050,611	26	9.4%	11	250	$80	744	19%	18%	0.2%
Other (3)	10,889,086	27	6.8%	12	348	$413	774	74%	70%	0.3%
	$463,150,304	1,830	4.7%	38	318	$253	723	86%	68%	2.8%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Interest income:
Cash and short-term investment	$10,919	$13,172	$20,926	$27,754
Principal-only stripped mortgage-backed securities	6,948	9,074	18,543	9,344
Loans held for sale at fair value	105,725	86,283	193,119	151,704
Placement fees relating to custodial funds	97,975	92,230	177,770	168,363
Other	362	52	1,442	72
	221,929	200,811	411,800	357,237
Interest expense:
Short-term debt	116,853	110,696	214,886	185,208
Long-term debt	105,900	85,900	202,615	168,738
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,058	7,902	23,832	14,023
Interest on mortgage loan impound deposits	2,263	2,962	4,844	4,949
Other	503	411	1,482	722
	239,577	207,871	447,659	373,640
	$(17,648)	$(7,060)	$(35,859)	$(16,403)

Net interest expense increased $10.6 million and $19.5 million during the quarter and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily due to the Company financing a larger investment in MSRs as well as inventory of loans held for sale and principal-only stripped MBS during 2025 as compared to 2024 and a decrease in interest income from cash and short-term investment due to a decrease in average cash balances, partially offset by increases in interest income from loans held for sale and earnings from custodial funds.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $264,000 and $440,000 during the quarter and six months ended June 30, 2025 compared to the same periods in 2024, due to decreases in PMT’s average shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Salaries and wages	$111,446	$92,364	$220,094	$185,148
Severance	420	17	745	660
Incentive compensation	46,079	32,935	84,150	59,100
Taxes and benefits	22,078	18,852	45,938	41,053
Stock and unit-based compensation	7,518	(2,212)	18,602	2,371
	$187,541	$141,956	$369,529	$288,332
Head count:
Average	4,589	3,951	4,524	3,937
Period end			4,779	4,012

Compensation expenses increased $45.6 million and $81.2 million during the quarter and six months ended

June 30, 2025 compared to the same periods in 2024. The increases were primarily due to an increase in head count and increased incentive compensation during the quarter and six months ended June 30, 2025, reflecting higher loan production volume and higher return on equity.

Loan Origination

Loan origination expenses increased $28.6 million and $42.1 million for the quarter and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily due to higher origination volumes.

Technology

Technology expenses increased $6.6 million and $10.8 million during the quarter and six months ended June 30, 2025 compared to the same quarter in 2024. The increases were primarily due to increases in virtual desktop and cloud-related expenses.

Servicing

Servicing expenses increased $5.4 million and $11.1 million during the quarter and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily due to increases in provision for losses on servicing advances resulting from higher delinquent loan balances during the quarter and six months ended June 30, 2025 compared to the same periods in 2024.

Marketing and advertising

Marketing and advertising expenses increased $6.9 million and $12.7 million during the quarter and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily due to additional marketing expenses incurred as an Official Supporter of Team USA and increased marketing expenses for consumer direct lending.

Provision for Income Taxes

Our effective income tax rates were (78.5)% and 26.6% for the quarters ended June 30, 2025 and 2024, respectively, and (17.8)% and 22.6% for the six months ended June 30, 2025 and 2024, respectively. The decreases in the effective income tax rates for the quarter and six months ended June 30, 2025 compared to the same periods in 2024 are primarily due to a non-recurring $81.6 million net income tax benefit primarily due to the repricing of deferred tax liabilities resulting from changes to California's apportionment rules with the enactment of California Senate Bill 132, signed into law June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2025	2024

	(in thousands)
ASSETS
Cash and short-term investment	$624,448	$659,035
Principal-only stripped mortgage-backed securities	784,958	825,865
Loans held for sale at fair value	6,961,224	8,217,468
Derivative assets	180,642	113,076
Servicing advances, net	430,602	568,512
Investments in and advances to affiliates	31,569	31,150
Mortgage servicing rights at fair value	9,531,249	8,744,528
Loans eligible for repurchase	4,962,535	6,157,172
Other	714,677	770,081
Total assets	$24,221,904	$26,086,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$8,044,550	$9,181,719
Long-term debt	5,512,155	5,213,004
	13,556,705	14,394,723
Liability for loans eligible for repurchase	4,962,535	6,157,172
Income taxes payable	1,097,452	1,131,000
Other	572,712	574,341
Total liabilities	20,189,404	22,257,236
Stockholders' equity	4,032,500	3,829,651
Total liabilities and stockholders' equity	$24,221,904	$26,086,887
Leverage ratios:
Total debt / Stockholders' equity	3.4	3.8
Total debt / Tangible stockholders' equity (1)	3.5	3.9
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets decreased $1.9 billion from $26.1 billion at December 31, 2024 to $24.2 billion at June 30, 2025. The decrease was primarily due to a decrease of $1.3 billion in loans held for sale at fair value and a decrease of $1.2 billion of loans eligible for repurchase, partially offset by an increase of $786.7 million of mortgage servicing rights.

Total liabilities decreased $2.1 billion from $22.3 billion at December 31, 2024 to $20.2 billion at June 30, 2025. The decrease was primarily due to a decrease of $838.0 million in borrowings and a decrease of $1.2 billion in liability for loans eligible for repurchase. As a result of our decreased inventory financing requirements, our leverage ratios decreased during the quarter ended June 30, 2025 from December 31, 2024.

Cash Flows

Our cash flows are summarized below:

	Six months ended June 30,
	2025	2024	Change

	(in thousands)
Operating	$934,642	$(1,990,826)	$2,925,468
Investing	(127,033)	(1,520,406)	1,393,373
Financing	(883,905)	3,168,197	(4,052,102)
Net decrease in cash	$(76,296)	$(343,035)	$266,739

The net decrease in cash of $76.3 million during the six months ended June 30, 2025 is discussed below.

Operating activities

Net cash provided by operating activities totaled $934.6 million during the six months ended June 30, 2025 compared with net cash used in operating activities of $2.0 billion during the same period in 2024. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Six months ended June 30,
	2025	2024

	(in thousands)
Cash flows from:
Loans held for sale	$382,339	$(2,414,187)
Other operating sources	552,303	423,361
	$934,642	$(1,990,826)

Investing activities

Net cash used in investing activities during the six months ended June 30, 2025 totaled $127.0 million, primarily due to a $140.7 million increase in margin deposits. Net cash used in investing activities during the six months ended June 30, 2024 totaled $1.5 billion, primarily due to $935.4 million in purchase of principal-only stripped MBS, $391.5 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and a $178.5 million increase in short-term investment.

Financing activities

Net cash used in financing activities totaled $883.9 million during the six months ended June 30, 2025, primarily due to a decrease of $811.5 million in borrowings. The decrease in borrowings primarily reflects the decrease in inventory of loans held for sale. Net cash provided by financing activities totaled $3.2 billion during the six months ended June 30, 2024, primarily due to an increase of $3.2 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

Secured debt facilities for MSRs and servicing advances take various forms. Fannie Mae MSRs, Ginnie Mae MSRs and servicing advances may be pledged to special purpose entities, each of which may issue variable funding notes (“VFNs”) and term notes and term loans that are secured by such Ginnie Mae or Fannie Mae assets. Term notes are issued to qualified institutional buyers under Rule 144A of Securities Act and term loans are syndicated to banking entities, while the VFNs are sold to bank partners under agreements to repurchase. Freddie Mac MSRs are pledged to lenders under a bi-lateral loan and security agreement.

On May 1, 2025, PFSI issued $850 million in 6.875% unsecured senior notes due in 2032 in a private placement to “qualified institutional buyers” under Rule 144A of the Securities Act. On May 12, 2025, PFSI redeemed $650 million in 5.375% unsecured senior notes due in October, 2025. On June 20, 2025, PFSI, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, redeemed $500 million in 4.25% Term Notes due in May 2027.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Average balance	$7,183,987	$5,761,107	$6,649,802	$4,651,823
Maximum daily balance	$8,581,781	$7,122,796	$8,690,936	$7,122,796
Balance at quarter end			$7,351,846	$6,414,295

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the six months ended June 30, 2025 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with the Agency’s pending requirements as of June 30, 2025.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2025, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of June 30, 2025, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Atlas Securitized Products, L.P.	$1,584,762	$1,584,762	$300,000	June 26, 2026
Bank of America, N.A.	$1,230,023	$1,525,000	$800,000	June 9, 2027
Royal Bank of Canada	$633,971	$1,000,000	$325,000	May 8, 2026
JP Morgan Chase Bank, N.A.	$519,934	$519,934	$—	June 28, 2026
Citibank, N.A.	$470,812	$800,000	$450,000	June 11, 2026
BNP Paribas	$345,257	$600,000	$250,000	September 30, 2026
Wells Fargo Bank, N.A.	$321,627	$600,000	$300,000	June 11, 2027
Morgan Stanley Bank, N.A.	$320,396	$600,000	$250,000	May 22, 2026
Goldman Sachs Bank USA	$47,950	$200,000	$100,000	February 13, 2027
Barclays Bank PLC	$80,434	$300,000	$250,000	March 6, 2026
JP Morgan Chase Bank, N.A. (EBO facility)	$18,580	$480,066	$150,000	June 25, 2027
Mizuho Bank, Ltd.	$25,642	$250,000	$125,000	March 14, 2026
Nomura Corporate Funding Americas	$84,739	$84,739	$84,739	January 22, 2026
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$755,000	$1,415,238	$200,000	June 29, 2026
Nomura Corporate Funding Americas	$50,000	$365,261	$365,261	August 4, 2025
Goldman Sachs Bank USA	$50,000	$550,000	$200,000	October 25, 2026
Mizuho Bank, Ltd.	$50,000	$350,000	$50,000	July 25, 2026
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$269,661
Santander US Capital Markets LLC	$240,555
Wells Fargo Bank, N.A.	$219,918
Bank of America, N.A.	$32,585
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$701,233	$750,000	$—	June 10, 2026
Notes payable
GMSR 2023-GTL1 Loans	$680,000	$680,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
Citibank, N.A. FHLMC MSR Facility	$100,000	$200,000	$100,000	June 11, 2026
Barclays FHLMC MSR Facility	$—	$200,000	$100,000	March 6, 2026
Unsecured senior notes
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
Unsecured Notes - 6.875%	$850,000			May 15, 2032
(1)	Outstanding indebtedness as of June 30, 2025.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,174,715	June 18, 2026	June 18, 2026
Atlas Securitized Products, L.P.	$158,877	November 19, 2025	June 26, 2026
Bank of America, N.A.	$92,204	August 6, 2025	June 9, 2027
JP Morgan Chase Bank, N.A.	$38,981	October 21, 2025	July 10, 2026
Royal Bank of Canada	$33,779	July 30, 2025	May 8, 2026
Citibank, N.A.	$29,756	September 4, 2025	June 11, 2026
Nomura Corporate Funding Americas	$19,151	July 14, 2025	January 22, 2026
Morgan Stanley Bank, N.A.	$18,275	September 10, 2025	May 22, 2026
Wells Fargo Bank, N.A.	$15,359	September 14, 2025	June 11, 2027
Barclays Bank PLC	$14,165	November 6, 2025	March 6, 2026
BNP Paribas	$13,186	September 14, 2025	September 30, 2026
Mizuho Bank, Ltd.	$8,733	February 19, 2026	March 14, 2026
Goldman Sachs Bank USA	$2,222	September 5, 2025	February 13, 2027
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from August 4, 2025 through October 28, 2026.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,846	July 25, 2025
JP Morgan Chase Bank, N.A.	$22,094	July 7, 2025
Wells Fargo Bank, N.A.	$17,963	July 23, 2025
Santander US Capital Markets LLC	$15,227	July 15, 2025

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended June 30, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2025, given several shifts in pricing spreads, prepayment speed and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$683,239	$328,959	$161,490	$(155,827)	$(306,286)	$(592,174)
Pricing spread	$519,194	$252,869	$124,812	$(121,678)	$(240,330)	$(468,962)
Annual per-loan cost of servicing	$206,097	$103,048	$51,524	$(51,524)	$(103,048)	$(206,097)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2025.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2025 – April 30, 2025	—	$—	—	$212,338,815
May 1, 2025 – May 31, 2025	—	$—	—	$212,338,815
June 1, 2025 – June 30, 2025	—	$—	—	$212,338,815
Total	—	$—	—	$212,338,815
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As of June 30, 2025, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On June 2, 2025, Daniel Perotti, Senior Managing Director and Chief Financial Officer, adopted a trading plan to sell up to 35,100 shares of the Company’s common stock and up to 39,121 shares of the Company’s common stock underlying unexercised stock options. The trading plan will expire on August 14, 2026. Mr. Perotti’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended June 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f)), other than Mr. Perotti, informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1

Indenture, dated as of May 8, 2025, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.875% Senior Notes due 2032.

		8-K	May 8, 2025

4.2	Form of Global Note for 6.875% Senior Notes due 2032 (included in Exhibit 4.1).	8-K	May 8, 2025

10.1

Amendment No. 1 to Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of June 23, 2025.

*

10.2	Amendment No. 1 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of June 23, 2025.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2025 and June 30, 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and six months ended June 30, 2025 and June 30, 2024, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024, and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: July 29, 2025	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2025	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)