Form 10-Q
period 2025-09-30
PennyMac Financial Services, Inc.
filed 2025-10-28
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2025
Common Stock, $0.0001 par value	51,965,474

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2025

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in real estate values, housing prices and housing sales;
●	changes in macroeconomic, consumer and real estate market conditions;
●	a prolonged federal government shutdown could increase loan delinquencies, delay the processing of government loan applications and make it more difficult for customers in flood-prone areas to procure government-backed insurance;
●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
●	lawsuits or governmental actions that may result from any noncompliance with the laws and regulations applicable to our business;

●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of these regulations;
●	the licensing and operational requirements of states and other jurisdictions applicable to our business, to which our bank competitors are not subject;
●	changes to government modification programs;
●	foreclosure delays and changes in foreclosure practices;
●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
●	purchase opportunities for mortgage servicing rights;
●	our substantial amount of indebtedness;
●	increases in loan delinquencies, defaults and forbearances;
●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;
●	our ability to manage third party vendors and mortgage investor requirements;
●	our exposure to counterparties that do not fulfill contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;
●	our reliance on PennyMac Mortgage Investment Trust (NYSE: PMT) as a significant contributor to our mortgage banking business;
●	maintaining sufficient capital and liquidity and compliance with financial covenants;
●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of fail to meet certain criteria;
●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;
●	changes in investment management and incentive fees;
●	conflicts of interest in allocating our services and investment opportunities among us and our advised entity;
●	our ability to mitigate cybersecurity risks, cyber incidents and technology disruptions;
●	the effect of public opinion on our reputation;

●	our exposure to risks of loss and disruptions in operations resulting from severe weather events, man-made or other natural conditions, including climate change and pandemics;
●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;
●	our initiation or expansion of new business activities or strategies;
●	our ability to detect misconduct and fraud;
●	our ability to pay dividends to our stockholders; and
●	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2025	2024

	(in thousands, except share amounts)
ASSETS
Cash	$621,921	$238,482
Short-term investment at fair value	62,228	420,553
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	774,021	825,865
Loans held for sale at fair value (includes $7,433,850 and $8,140,834 pledged to creditors)	7,490,473	8,217,468
Derivative assets from non-affiliates	200,303	113,076
Derivative assets from PennyMac Mortgage Investment Trust	1,779	—
Servicing advances, net (includes valuation allowance of $86,180 and $85,788; $261,752 and $357,939 pledged to creditors)	396,006	568,512
Mortgage servicing rights at fair value (includes $9,440,264 and $8,609,388 pledged to creditors)	9,653,942	8,744,528
Investment in PennyMac Mortgage Investment Trust at fair value	920	944
Receivable from PennyMac Mortgage Investment Trust	40,165	30,206
Loans eligible for repurchase	5,416,967	6,157,172
Other (includes $11,848 and $16,697 pledged to creditors)	742,395	770,081
Total assets	$25,401,120	$26,086,887
LIABILITIES
Assets sold under agreements to repurchase	$7,130,423	$8,685,207
Mortgage loan participation purchase and sale agreements	699,182	496,512
Notes payable secured by mortgage servicing assets	1,325,716	2,048,972
Unsecured senior notes	4,829,113	3,164,032
Derivative liabilities to non-affiliates	17,179	40,900
Derivative liabilities to PennyMac Mortgage Investment Trust	7,097	—
Mortgage servicing liabilities at fair value	1,593	1,683
Accounts payable and accrued expenses	476,094	354,414
Payable to PennyMac Mortgage Investment Trust	80,605	122,317
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	24,806	25,898
Income taxes payable	1,151,395	1,131,000
Liability for loans eligible for repurchase	5,416,967	6,157,172
Liability for losses under representations and warranties	33,064	29,129
Total liabilities	21,193,234	22,257,236

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,875,223 and 51,376,616 shares, respectively	5	5
Additional paid-in capital	86,680	56,072
Retained earnings	4,121,201	3,773,574
Total stockholders' equity	4,207,886	3,829,651
Total liabilities and stockholders' equity	$25,401,120	$26,086,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$297,001	$254,313	$740,784	$593,644
From PennyMac Mortgage Investment Trust	17,454	2,506	29,367	1,680
	314,455	256,819	770,151	595,324
Loan origination fees:
From non-affiliates	61,138	48,323	165,861	125,979
From PennyMac Mortgage Investment Trust	558	1,107	1,537	1,897
	61,696	49,430	167,398	127,876
Fulfillment fees from PennyMac Mortgage Investment Trust	6,162	11,492	17,266	19,935
Net loan servicing fees:
Loan servicing fees:
From non-affiliates	460,360	393,457	1,313,564	1,126,523
From PennyMac Mortgage Investment Trust	21,012	22,240	64,386	62,766
Other	53,734	46,340	152,291	137,628
	535,106	462,037	1,530,241	1,326,917
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(392,174)	(628,258)	(1,070,300)	(758,158)
Mortgage servicing rights hedging results	98,306	242,051	95,978	(224,371)
	(293,868)	(386,207)	(974,322)	(982,529)
Net loan servicing fees	241,238	75,830	555,919	344,388
Management fees from PennyMac Mortgage Investment Trust	6,912	7,153	20,793	21,474
Net interest (expense) income:
Interest income	248,753	225,470	660,553	582,707
Interest expense	249,900	217,597	697,559	591,237
Net interest (expense) income	(1,147)	7,873	(37,006)	(8,530)
Results of real estate acquired in settlement of loans	(981)	(269)	(1,159)	330
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(15)	68	65	38
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	1,092	—
Other	4,578	3,438	14,012	22,786
Total net revenues	632,898	411,834	1,508,531	1,123,621
Expenses
Compensation	205,314	171,316	574,843	459,648
Loan origination	69,407	45,208	182,339	116,046
Technology	44,772	37,059	127,226	108,716
Servicing	29,105	28,885	79,266	67,909
Marketing and advertising	14,016	5,088	35,837	14,204
Professional services	10,145	9,339	27,562	28,005
Occupancy and equipment	8,604	8,156	25,365	24,725
Other	15,161	12,858	39,081	32,706
Total expenses	396,524	317,909	1,091,519	851,959
Income before provision for income taxes	236,374	93,925	417,012	271,662
Provision for income taxes	54,871	24,557	22,766	64,728
Net income	$181,503	$69,368	$394,246	$206,934
Earnings per share
Basic	$3.51	$1.36	$7.64	$4.07
Diluted	$3.37	$1.30	$7.34	$3.88
Weighted average shares outstanding
Basic	51,730	51,180	51,635	50,895
Diluted	53,879	53,495	53,734	53,274

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2025	51,672	$5	$76,991	$3,955,504	$4,032,500
Net income	—	—	—	181,503	181,503
Stock-based compensation	252	—	14,370	—	14,370
Issuance of common stock in settlement of directors' fees	1	—	58	—	58
Repurchase of common stock	(50)	—	(4,739)	—	(4,739)
Common stock dividend ($0.30 per share)	—	—	—	(15,806)	(15,806)
Balance, September 30, 2025	51,875	$5	$86,680	$4,121,201	$4,207,886

	Quarter ended September 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2024	51,017	$5	$30,053	$3,631,060	$3,661,118
Net income	—	—	—	69,368	69,368
Stock-based compensation	240	—	24,305	—	24,305
Issuance of common stock in settlement of directors' fees	1	—	57	—	57
Common stock dividend ($0.30 per share)	—	—	—	(15,670)	(15,670)
Balance, September 30, 2024	51,258	$5	$54,415	$3,684,758	$3,739,178

	Nine months ended September 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	394,246	394,246
Stock-based compensation	546	—	35,174	—	35,174
Issuance of common stock in settlement of directors' fees	2	—	173	—	173
Repurchase of common stock	(50)	—	(4,739)	—	(4,739)
Common stock dividends ($0.90 per share)	—	—	—	(46,619)	(46,619)
Balance, September 30, 2025	51,875	$5	$86,680	$4,121,201	$4,207,886

	Nine months ended September 30, 2024
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	206,934	206,934
Stock-based compensation	1,077	—	29,929	—	29,929
Issuance of common stock in settlement of directors' fees	2	—	199	—	199
Common stock dividends ($0.70 per share)	—	—	—	(36,487)	(36,487)
Balance, September 30, 2024	51,258	$5	$54,415	$3,684,758	$3,739,178

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash flow from operating activities
Net income	$394,246	$206,934
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on loans held for sale at fair value	(770,151)	(595,324)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	1,070,300	758,158
Mortgage servicing rights hedging results	(95,978)	224,371
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	(31,676)	(29,219)
Capitalization of interest on loans held for sale	(1,839)	(362)
Amortization of debt issuance costs	24,835	21,860
Results of real estate acquired in settlement in loans	1,159	(330)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	24	51
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(1,092)	—
Stock-based compensation expense	28,531	21,314
Provision for servicing advance losses	22,100	13,974
Depreciation and amortization	41,583	42,165
Impairment of capitalized software	4,333	—
Amortization of operating lease right-of-use assets	10,555	10,256
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(52,856,500)	(57,502,461)
Purchase of loans held for sale from non-affiliates	(26,920,281)	(1,933,158)
Origination of loans held for sale	(18,739,010)	(12,069,838)
Purchase of loans from Ginnie Mae securities and early buyout investors	(3,412,426)	(2,379,099)
Sale to non-affiliates and principal payment of loans held for sale	95,792,613	70,706,054
Sale of loans held for sale to PennyMac Mortgage Investment Trust	5,673,014	191,250
Repurchase of loans subject to representations and warranties	(77,071)	(70,700)
Decrease in servicing advances	7,508	194,088
Increase in receivable from PennyMac Mortgage Investment Trust	(16,256)	(5,451)
Sale of real estate acquired in settlement of loans	53,576	37,840
Increase in other assets	(53,288)	(42,377)
Increase (decrease) in accounts payable and accrued expenses	117,010	(106,125)
Decrease in operating lease liabilities	(13,846)	(13,359)
Decrease in payable to PennyMac Mortgage Investment Trust	(35,099)	(127,710)
Increase in income taxes payable	20,395	62,664
Net cash provided by (used in) operating activities	237,269	(2,384,534)

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash flow from investing activities
Decrease (increase) in short-term investment	358,325	(657,666)
Purchase of principal-only stripped mortgage-backed securities	—	(935,356)
Repayment of principal-only stripped mortgage-backed securities	119,258	36,506
Sale of interest-only stripped mortgage-backed securities	—	121,520
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	143,439	(210,157)
Sale of mortgage servicing rights to non-affiliates	165,162	—
Sale of mortgage servicing rights to PennyMac Mortgage Investment Trust	1,895	—
Acquisition of capitalized software	(24,484)	(13,001)
Purchase of furniture, fixtures, equipment and leasehold improvements	(3,751)	(1,467)
Increase in margin deposits	(133,835)	(99,989)
Net cash provided by (used in) investing activities	626,009	(1,759,610)
Cash flow from financing activities
Sale of assets under agreements to repurchase	101,562,221	77,065,706
Repurchase of assets sold under agreements to repurchase	(103,118,313)	(74,225,451)
Issuance of mortgage loan participation purchase and sale certificates	18,936,637	17,117,748
Repayment of mortgage loan participation purchase and sale certificates	(18,733,607)	(17,046,112)
Issuance of notes payable secured by mortgage servicing assets	525,000	725,000
Repayment of notes payable secured by mortgage servicing assets	(1,250,000)	(875,000)
Issuance of unsecured senior notes	2,350,000	650,000
Repayment of unsecured senior notes	(650,000)	—
Payment of debt issuance costs	(57,062)	(32,432)
Issuance of common stock by exercise of stock options	10,406	18,016
Payment of withholding taxes relating to stock-based compensation	(3,763)	(9,401)
Payment of dividends to holders of common stock	(46,619)	(36,487)
Repurchase of common stock	(4,739)	—
Net cash (used in) provided by financing activities	(479,839)	3,351,587
Net increase (decrease) in cash	383,439	(792,557)
Cash at beginning of period	238,482	938,371
Cash at end of period	$621,921	$145,814
Supplemental cash flow information:
Cash paid for interest	$700,541	$571,461
Cash paid for income taxes, net	$2,371	$2,064
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$2,165,213	$1,532,709
Unsettled portion of MSR sales	$18,352	$—
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	$—	$121,520
Operating right-of-use assets recognized	$13,622	$1,388
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$173	$199

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

PLS is approved as an issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”) and as a seller/servicer of mortgage loans by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). PLS is a licensed Federal Housing Administration Nonsupervised Title II Lender with the U.S. Department of Housing and Urban Development (“HUD”) and a lender/servicer with the U.S. Department of Veterans Affairs and U.S. Department of Agriculture (each of the above an “Agency” and collectively the “Agencies”).

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

The disclosures specified by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 31, 2025.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 9% and 11% of total net revenues for the quarters ended September 30, 2025 and 2024, respectively, and 9% and 10% for the nine months ended September 30, 2025 and 2024, respectively.

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

Mortgage Banking Services Agreement

The Company has a mortgage banking services agreement with PMT. Under the mortgage banking services agreement, the Company provides PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which it receives a monthly fulfillment fee. The mortgage banking services agreement was renewed and amended to provide for the Company to assume the role of initial correspondent loan purchaser, in place of PMT, effective July 1, 2025. Under the mortgage banking services agreement, PMT retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by the Company through its correspondent operations at the Company’s cost plus accrued interest, less any loan administrative fees paid to the Company by the correspondent sellers and subject to quarterly fulfillment fee charges as described below. The Company may hold or otherwise sell correspondent loans to other investors if PMT chooses not to purchase such loans. As a result of the new structure, the sourcing fee arrangement described below no longer has any effect for commitments to purchase correspondent loans made on or after July 1, 2025.

Fulfillment Fees

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

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, through June 30, 2025, under the agreement, the Company purchased mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and sourcing fee ranging from one to two basis points of the unpaid principal balance (“UPB”) of the loan, generally based on the average number of calendar days the loans were held by PMT before purchase by the Company.

While the Company purchased these mortgage loans “as is” and without recourse of any kind from PMT, where the Company has a claim for repurchase, indemnity or otherwise against a correspondent seller, it is entitled, at its sole expense, to pursue any such claim through or in the name of PMT. Beginning July 1, 2025, when the Company became the initial purchaser of correspondent loans, the sourcing fee was discontinued.

The mortgage banking services agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$20,799	$2,947	$35,394	$2,947
Mortgage servicing rights recapture incurred	(3,345)	(441)	(6,027)	(1,267)
	$17,454	$2,506	$29,367	$1,680
Sale of loans held for sale to PMT	$3,983,322	$191,250	$5,673,014	$191,250
UPB of loans recaptured	$205,054	$71,370	$547,577	$207,651

Tax service fees earned from PMT included in Loan origination fees	$558	$1,107	$1,537	$1,897

Fulfillment fee revenue	$6,162	$11,492	$17,266	$19,935
Unpaid principal balance of loans fulfilled for PMT subject to fulfillment fees (1)	$3,343,181	$5,948,057	$9,210,743	$9,949,135

Sourcing fees included in cost of loans purchased from PMT	$531	$1,994	$5,204	$5,649
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$3,081,974	$11,843,268	$27,060,094	$30,200,608
Conventional conforming	2,322,914	8,092,380	24,984,726	26,289,016
	$5,404,888	$19,935,648	$52,044,820	$56,489,624
(1)	Amounts include both loans purchased directly by PMT and loans purchased from the Company under the fulfillment agreement.

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and servicing for its portfolio of residential mortgage loans.

●	The base servicing fees for mortgage loans are established at a monthly per-loan dollar amount. Through September 30, 2025, the base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans. Effective October 1, 2025, the base servicing fees for mortgage loans will be reduced to $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans.

●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes real estate acquired in settlement of loans (“REO”). The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Base fees	$19,032	$19,243	$57,386	$57,621
Other fees	1,980	2,997	7,000	5,145
	$21,012	$22,240	$64,386	$62,766

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

Management Agreement

The Company has a management agreement with PMT (the “Management Agreement”), pursuant to which the Company oversees PMT’s business affairs in conformity with PMT’s investment policies for which the Company collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated and collected quarterly in arrears and is equal to the sum of (i) 1.5% per year of PMT’s average “shareholders’ equity” up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined as the sum of net proceeds from issuance and repurchases of equity securities since inception, plus retained earnings or reduced by accumulated deficit.

●	The performance incentive fee is calculated and collected annually in arrears and is a specified percentage of the amount by which PMT’s “net income,” over the fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”

●	The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the year exceeds (i) a 12% return on the average PMT’s “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the year exceeds a 16% return on the average PMT’s “common shareholders’ equity” during the period plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain other non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Common shareholders’ equity” is defined as “shareholders’ equity” less the average value of the Company’s preferred equity determined in accordance with GAAP.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Base management fees	$6,912	$7,153	$20,793	$21,474
Performance incentive fees	—	—	—	—
	$6,912	$7,153	$20,793	$21,474
Average PMT's shareholders' equity used to calculate base management fees	$1,828,365	$1,897,006	$1,853,613	$1,912,310

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$6,873	$6,318	$16,437	$15,511
Compensation	1,629	165	4,886	495
Common overhead incurred by the Company	982	1,867	2,945	5,811
	$9,484	$8,350	$24,268	$21,817
Payments and settlements during the period (1)	$27,709	$31,752	$88,385	$91,100
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust shares	$(15)	$68	$65	$38
Sale of Mortgage servicing rights to PMT	$1,895	$—	$1,895	$—

	September 30,	December 31,
	2025	2024

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$920	$944
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2025	2024

	(in thousands)
Receivable from PMT:
Correspondent production activities	$24,277	11,122
Management fees	6,912	7,149
Servicing fees	6,778	6,822
Allocated expenses and expenses incurred on PMT's behalf	2,198	$3,508
Fulfillment fees	—	1,605
	$40,165	$30,206
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$62,434	$106,302
Other	18,171	16,015
	$80,605	$122,317

Exchanged Private National Mortgage Acceptance Company, LLC Unitholders

The Company entered into a tax receivable agreement with certain former owners of PNMAC that provides for the payment from time to time by the Company to PNMAC’s exchanged unitholders of an amount equal to 85% of the amount of the net tax benefits, if any, that the Company is deemed to realize as a result of (i) increases in tax basis of PNMAC’s assets resulting from exchanges of ownership interests in PNMAC and (ii) certain other tax benefits related to entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. The Company has recorded a $24.8 million and $25.9 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company recorded a $1.1 million reduction to its estimate of the liability relating to a change in the tax rate applicable to its deferred income tax liability. The Company did not make payments under the tax receivable agreement during the quarter and nine-month periods ended September 30, 2025 and 2024.

.

Note 6—Loan Sales and Servicing Activities

The Company originates, purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as the servicer:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Cash flows:
Sales proceeds	$33,549,142	$26,168,605	$95,792,613	$70,706,054
Servicing fees received	$425,390	$363,121	$1,233,153	$1,048,099

The Company is contractually responsible for making the payments required to protect the loans’ beneficial interest holders’ interests in the properties collateralizing their loans and may be required to advance amounts in excess of insurer or guarantor reimbursement limits. Therefore, the Company provides a valuation allowance on the servicing advances for these amounts to adjust their carrying values to amounts that are expected to ultimately be recovered from the loans’ insurers, guarantors, or beneficial interest holders.

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$82,025	$68,671	$85,788	$73,991
Provision for losses	10,130	9,583	22,100	13,974
Charge-offs, net	(5,975)	(4,346)	(21,708)	(14,057)
Balance at end of period	$86,180	$73,908	$86,180	$73,908

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement with the loans as servicer:

	September 30,	December 31,
	2025	2024

	(in thousands)
Unpaid principal balance of loans outstanding	$455,894,902	$410,393,342
Delinquent loans:
30-89 days	$18,746,088	$17,301,961
90 days or more:
Not in foreclosure	$7,280,548	$8,104,348
In foreclosure	$1,391,013	$693,934
Foreclosed	$3,888	$2,928
Loans in bankruptcy	$2,037,245	$1,762,324

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	September 30, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$455,894,902	$—	$455,894,902
Purchased	14,404,290	—	14,404,290
Subserviced	—	11,929,129	11,929,129
	470,299,192	11,929,129	482,228,321
PennyMac Mortgage Investment Trust	—	227,101,009	227,101,009
Loans held for sale	7,303,091	—	7,303,091
	$477,602,283	$239,030,138	$716,632,421
Delinquent loans:
30 days	$14,219,515	$2,258,960	$16,478,475
60 days	5,102,894	638,929	5,741,823
90 days or more:
Not in foreclosure	7,424,952	1,008,749	8,433,701
In foreclosure	1,438,992	118,787	1,557,779
Foreclosed	5,224	2,589	7,813
	$28,191,577	$4,028,014	$32,219,591
Loans in bankruptcy	$2,113,059	$350,003	$2,463,062
Custodial funds managed by the Company (1)	$9,389,898	$3,339,422	$12,729,320
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$410,393,342	$—	$410,393,342
Purchased	15,681,406	—	15,681,406
Subserviced	—	806,584	806,584
	426,074,748	806,584	426,881,332
PennyMac Mortgage Investment Trust	—	230,753,581	230,753,581
Loans held for sale	8,128,914	—	8,128,914
	$434,203,662	$231,560,165	$665,763,827
Delinquent loans:
30 days	$13,095,250	$1,996,821	$15,092,071
60 days	4,838,550	676,508	5,515,058
90 days or more:
Not in foreclosure	8,289,129	1,210,270	9,499,399
In foreclosure	730,372	106,188	836,560
Foreclosed	3,716	2,732	6,448
	$26,957,017	$3,992,519	$30,949,536
Loans in bankruptcy	$1,852,396	$286,093	$2,138,489
Custodial funds managed by the Company (1)	$6,171,157	$2,391,875	$8,563,032
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2025	2024

	(in thousands)
California	$80,913,553	$76,364,993
Texas	71,811,884	65,317,775
Florida	68,822,040	63,850,638
Virginia	37,767,991	36,428,575
Georgia	30,036,889	28,499,141
All other states	427,280,064	395,302,705
	$716,632,421	$665,763,827

Note 7—Fair Value

Most of the Company’s assets and certain of its liabilities are measured at or based on their fair values. The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the significant inputs used to determine the fair values. The fair value level assigned to an asset or liability is based on the lowest level of input that is significant to its fair value measurement. These levels are:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$62,228	$—	$—	$62,228
Principal-only stripped mortgage-backed securities	—	774,021	—	774,021
Loans held for sale	—	7,037,572	452,901	7,490,473
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	132,413	132,413
Forward purchase contracts	—	36,077	—	36,077
Forward sales contracts	—	43,557	—	43,557
Put options on interest rate futures purchase contracts	10,958	—	—	10,958
Call options on interest rate futures purchase contracts	15,431	—	—	15,431
Total return swap	—	105	—	105
Total derivative assets before netting	26,389	79,739	132,413	238,541
Netting	—	—	—	(38,238)
Total derivative assets from non-affiliates	26,389	79,739	132,413	200,303
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	1,608	1,608
Forward sales contracts	—	705	—	705
Total before netting	—	705	1,608	2,313
Netting	—	—	—	(534)
Total derivative assets from PennyMac Mortgage Investment Trust	—	705	1,608	1,779
Mortgage servicing rights	—	—	9,653,942	9,653,942
Investment in PennyMac Mortgage Investment Trust	920	—	—	920
	$89,537	$7,892,037	$10,240,864	$18,183,666
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$5,334	$5,334
Forward purchase contracts	—	19,548	—	19,548
Forward sales contracts	—	66,775	—	66,775
Total derivative liabilities before netting	—	86,323	5,334	91,657
Netting	—	—	—	(74,478)
Total derivative liabilities to non-affiliates	—	86,323	5,334	17,179
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	7,097	7,097
Forward sales contracts	—	534	—	534
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	534	7,097	7,631
Netting	—	—	—	(534)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	534	7,097	7,097
Mortgage servicing liabilities	—	—	1,593	1,593
	$—	$86,857	$14,024	$25,869

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$420,553	$—	$—	$420,553
Principal-only stripped mortgage-backed securities	—	825,865	—	825,865
Loans held for sale	—	7,783,415	434,053	8,217,468
Derivative assets:
Interest rate lock commitments	—	—	56,946	56,946
Forward purchase contracts	—	3,701	—	3,701
Forward sales contracts	—	152,526	—	152,526
MBS put options	—	3,278	—	3,278
Put options on interest rate futures purchase contracts	12,592	—	—	12,592
Call options on interest rate futures purchase contracts	3,250	—	—	3,250
Total derivative assets before netting	15,842	159,505	56,946	232,293
Netting	—	—	—	(119,217)
Total derivative assets	15,842	159,505	56,946	113,076
Mortgage servicing rights	—	—	8,744,528	8,744,528
Investment in PennyMac Mortgage Investment Trust	944	—	—	944
	$437,339	$8,768,785	$9,235,527	$18,322,434
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$23,381	$23,381
Forward purchase contracts	—	66,646	—	66,646
Forward sales contracts	—	12,854	—	12,854
Total derivative liabilities before netting	—	79,500	23,381	102,881
Netting	—	—	—	(61,981)
Total derivative liabilities	—	79,500	23,381	40,900
Mortgage servicing liabilities	—	—	1,683	1,683
	$—	$79,500	$25,064	$42,583

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended September 30, 2025
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, June 30, 2025	$510,913	$148,638	$(6,485)	$9,531,249	$10,184,315
Purchases and issuances, net	1,643,869	292,487	(13,533)	—	1,922,823
Capitalization of interest and servicing advances	29,575	—	—	—	29,575
Sales and repayments	(618,968)	—	—	(185,409)	(804,377)
Mortgage servicing rights resulting from loan sales	—	—	—	700,326	700,326
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	40,810	—	—	—	40,810
Other factors	5,428	155,122	(11,290)	(392,224)	(242,964)
	46,238	155,122	(11,290)	(392,224)	(202,154)
Transfers:
From Level 3 to Level 2	(1,158,543)	—	—	—	(1,158,543)
To real estate acquired in settlement of loans	(183)	—	—	—	(183)
To loans held for sale	—	(469,168)	25,819	—	(443,349)
Balance, September 30, 2025	$452,901	$127,079	$(5,489)	$9,653,942	$10,228,433
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2025	$26,561	$127,079	$(5,489)	$(386,363)	$(238,212)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2025	$1,643
Changes in fair value included in income	(50)
Balance, September 30, 2025	$1,593
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2025	$(50)

	Quarter ended September 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, June 30, 2024	$400,076	$68,752	$7,923,078	$8,391,906
Purchases and issuances, net	1,013,520	246,391	—	1,259,911
Capitalization of interest and servicing advances	15,282	—	—	15,282
Sales and repayments	(384,101)	—	—	(384,101)
Mortgage servicing rights resulting from loan sales	—	—	578,982	578,982
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	36,968	—	—	36,968
Other factors	367	150,334	(628,248)	(477,547)
	37,335	150,334	(628,248)	(440,579)
Transfers from Level 3 to Level 2	(648,238)	—	—	(648,238)
Transfers to loans held for sale	—	(346,862)	—	(346,862)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(121,520)	(121,520)
Balance, September 30, 2024	$433,874	$118,615	$7,752,292	$8,304,781
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2024	$29,833	$118,615	$(615,931)	$(467,483)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended September 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2024	$1,708
Changes in fair value included in income	10
Balance, September 30, 2024	$1,718
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2024	$10

	Nine months ended September 30, 2025
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$34,009	$(444)	$8,744,528	$9,212,146
Purchases and issuances, net	4,540,796	656,169	(21,685)	—	5,175,280
Capitalization of interest and servicing advances	67,522	—	—	—	67,522
Sales and repayments	(1,670,736)	—	—	(185,409)	(1,856,145)
Mortgage servicing rights resulting from loan sales	—	—	—	2,165,213	2,165,213
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	108,439	—	—	—	108,439
Other factors	19,596	350,703	(23,210)	(1,070,390)	(723,301)
	128,035	350,703	(23,210)	(1,070,390)	(614,862)
Transfers:
From Level 3 to Level 2	(3,046,586)	—	—	—	(3,046,586)
To real estate acquired in settlement of loans	(183)	—	—	—	(183)
To loans held for sale	—	(913,802)	39,850	—	(873,952)
Balance, September 30, 2025	$452,901	$127,079	$(5,489)	$9,653,942	$10,228,433
Changes in fair value recognized during the period relating to assets still held at September 30, 2025	$27,716	$127,079	$(5,489)	$(1,061,816)	$(912,510)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Nine months ended
Liabilities	September 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(90)
Balance, September 30, 2025	$1,593
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2025	$(90)

	Nine months ended September 30, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	2,873,461	474,903	—	3,348,364
Capitalization of interest and servicing advances	40,618	—	—	40,618
Sales and repayments	(1,125,088)	—	—	(1,125,088)
Mortgage servicing rights resulting from loan sales	—	—	1,532,709	1,532,709
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	82,121	—	—	82,121
Other factors	(741)	181,400	(758,245)	(577,586)
	81,380	181,400	(758,245)	(495,465)
Transfers:
From Level 3 to Level 2	(1,915,061)	—	—	(1,915,061)
To loans held for sale	—	(627,281)	—	(627,281)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(121,520)	(121,520)
Balance, September 30, 2024	$433,874	$118,615	$7,752,292	$8,304,781
Changes in fair value recognized during the period relating to assets still held at September 30, 2024	$28,536	$118,615	$(752,232)	$(605,081)
(1)	For purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Nine months ended September 30, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(87)
Balance, September 30, 2024	$1,718
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2024	$(87)

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item are summarized below:

	Quarter ended September 30,
	2025			2024
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$10,412	$10,412	$—	$48,969	$48,969
Loans held for sale	436,370	—	436,370	425,501	—	425,501
Mortgage servicing rights	—	(392,224)	(392,224)	—	(628,248)	(628,248)
	$436,370	$(381,812)	$54,558	$425,501	$(579,279)	$(153,778)
Liabilities:
Mortgage servicing liabilities	$—	$50	$50	$—	$(10)	$(10)

	Nine months ended September 30,
	2025			2024
	Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$35,738	$35,738	$—	$32,198	$32,198
Loans held for sale	944,901	—	944,901	679,704	—	679,704
Mortgage servicing rights	—	(1,070,390)	(1,070,390)	—	(758,245)	(758,245)
	$944,901	$(1,034,652)	$(89,751)	$679,704	$(726,047)	$(46,343)
Liabilities:
Mortgage servicing liabilities	$—	$90	$90	$—	$87	$87

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	September 30, 2025			December 31, 2024
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$7,458,146	$7,260,164	$197,982	$8,187,561	$8,089,532	$98,029
90 days or more delinquent:
Not in foreclosure	20,841	22,519	(1,678)	24,663	27,901	(3,238)
In foreclosure	11,486	20,408	(8,922)	5,244	11,481	(6,237)
	$7,490,473	$7,303,091	$187,382	$8,217,468	$8,128,914	$88,554

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were measured at fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
September 30, 2025	$—	$—	$18,226	$18,226
December 31, 2024	$—	$—	$5,238	$5,238

The following table summarizes the losses recognized on assets when they were remeasured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Real estate acquired in settlement of loans	$(1,487)	$(1,758)	$(2,898)	$(2,804)

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

The Company estimates the fair value of the term notes, term loans and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair values and carrying values of these liabilities are summarized below:

	September 30, 2025		December 31, 2024
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,333,653	$1,325,716	$1,742,421	$1,724,120
Unsecured senior notes	$5,024,654	$4,829,113	$3,172,983	$3,164,032

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

Certain of the Company’s loans held for sale are not saleable into active markets and are therefore categorized as “Level 3” fair value assets. Loans held for sale categorized as “Level 3” fair value assets include:

●	Closed-end second lien mortgage loans. At present, there is no active market with significant observable inputs to the estimation of fair value of the closed-end second lien mortgage loans the Company produces.

●	Early buy out loans. Early buy out loans are government guaranteed or insured loans purchased by the Company from Ginnie Mae guaranteed securities in its loan servicing portfolio. The Company’s right to purchase a government guaranteed or insured loan from a Ginnie Mae security arises as the result of the loan being at least three months delinquent on the date of purchase by the Company and provides an alternative to the Company’s obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such a loan may be resold to an investor and thereafter may be repurchased to the extent it becomes eligible for resale into a new Ginnie Mae guaranteed security.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2025	December 31, 2024
Fair value (in thousands)	$452,901	$434,053
Key inputs (1):
Discount rate:
Range	5.6% – 9.3%	6.5% – 9.3%
Weighted average	6.2%	7.0%
Twelve-month projected housing price index change:
Range	1.4% – 1.6%	2.2% – 2.8%
Weighted average	1.4%	2.3%
Voluntary prepayment/resale speed (2):
Range	6.5% – 26.3%	6.4% – 34.4%
Weighted average	20.4%	22.0%
Total prepayment/resale speed (3):
Range	6.7% – 32.5%	6.5% – 41.3%
Weighted average	22.7%	23.9%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2025	December 31, 2024
Fair value (in thousands) (1)	$121,590	$33,565
Committed amount (in thousands)	$11,539,546	$7,801,677
Key inputs (2):
Pull-through rate:
Range	17.6% – 100%	29.8% – 100%
Weighted average	84.3%	88.2%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.6	1.0 – 8.6
Weighted average	5.4	5.4
Percentage of loan commitment amount:
Range	0.3% – 4.5%	0.3% – 4.6%
Weighted average	2.1%	2.4%
(1)	Amounts include IRLCs with non-affiliates and with PMT. For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. Beginning in the third quarter of 2025, the company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs with the adoption of an Option-Adjusted Spread (“OAS”) discounted cashflow model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path.

The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (prepayment speed), OAS or pricing spread (the OAS and pricing spread are components of the discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$700,326	$578,982	$2,165,213	$1,532,709
Unpaid principal balance	$33,438,395	$25,922,146	$95,800,375	$70,148,676
Weighted average servicing fee rate (in basis points)	39	46	42	44
Key inputs (1):
Annual total prepayment speed (2):
Range	6.7% – 16.0%	7.9% – 25.8%	6.6% – 16.0%	7.3% – 25.8%
Weighted average	9.2%	11.5%	8.8%	10.5%
Equivalent average life (in years):
Range	3.7 – 10.1	3.7 – 9.3	3.7 – 10.2	3.5 – 9.7
Weighted average	8.4	7.4	8.6	7.7
Pricing spread (3):
Range	4.9% – 12.6%	4.9% – 12.6%	4.9% – 12.6%	4.9% – 12.6%
Weighted average	5.5%	5.7%	5.5%	6.1%
Per-loan annual cost of servicing:
Range	$69 – $127	$69 – $127	$69 – $127	$69 – $127
Weighted average	$98	$102	$99	$100
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs and the effect on the fair value from adverse changes in those inputs:

	September 30, 2025	December 31, 2024

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 9,653,942	$ 8,744,528
Underlying loan characteristics:
Unpaid principal balance	$ 470,281,735	$ 426,055,220
Weighted average note interest rate	4.9%	4.5%
Weighted average servicing fee rate (in basis points)	39	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.0% – 22.7%	5.9% – 17.7%
Weighted average	8.9%	7.8%
Equivalent average life (in years):
Range	2.5 – 9.0	2.7 – 9.1
Weighted average	8.0	8.4
Effect on fair value of (3):
5% adverse change	($165,204)	($126,224)
10% adverse change	($324,196)	($248,349)
20% adverse change	($624,901)	($481,100)
Option-adjusted spread (4) (5):
Range	2.1% – 13.2%
Weighted average	4.9%
Pricing spread (4) (5):
Range		5.0% – 11.3%
Weighted average		6.2%
Effect on fair value of (3):
5% adverse change	($100,106)	($113,419)
10% adverse change	($197,972)	($223,960)
20% adverse change	($387,269)	($436,805)
Per-loan annual cost of servicing:
Range	$70 – $127	$68 – $130
Weighted average	$106	$105
Effect on fair value of (3):
5% adverse change	($51,908)	($48,830)
10% adverse change	($103,817)	($97,661)
20% adverse change	($207,633)	($195,321)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as earnings forecasts.
(4)	Beginning in the third quarter of 2025, the Company enhanced its period-end discounted cash flow valuation of MSRs by utilizing an OAS discounted cashflow model, which utilizes an OAS rather than a pricing spread. The option-adjusted spread is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs. Adoption of the OAS model did not have a significant effect on the fair value of MSRs.

(5)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Through June 30, 2025, the Company applied a fixed pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable annual total prepayment speed, pricing spread or OAS, and the per-loan annual cost of servicing the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in estimating the fair value of MSLs:

	September 30,	December 31,
	2025	2024
Fair value (in thousands)	$1,593	$1,683
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$17,457	$19,528
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	14.1%	15.7%
Equivalent average life (in years)	5.7	5.1
Option-adjusted spread (3)	9.1%
Pricing spread (4)		8.6%
Per-loan annual cost of servicing	$837	$969
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow valuation of MSLs by utilizing an OAS discounted cashflow model, which utilizes an OAS rather than a pricing spread. The option-adjusted spread is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

(4)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Through June 30, 2025, the Company applied a fixed pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8— Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$784,958	$914,223	$825,865	$—
Purchases	—	—	—	935,356
Repayments	(34,991)	(23,054)	(119,258)	(36,506)
Changes in fair value included in income arising from:
Accrual of purchase discounts	13,642	20,129	31,676	29,219
Valuation adjustments	10,412	48,969	35,738	32,198
	24,054	69,098	67,414	61,417
Balance at end of period	$774,021	$960,267	$774,021	$960,267

Following is a summary of the Company’s investment in principal-only stripped MBS:

	September 30,	December 31,
	2025	2024

	(in thousands)
Principal balance	$942,225	$1,061,484
Unearned discount	(165,742)	(197,418)
Cumulative valuation change	(2,462)	(38,201)
Fair value	$774,021	$825,865
Fair value of principal-only stripped mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$774,021	$825,865

All of the Company’s principal-only stripped MBS have remaining contractual maturities of over ten years.

Note 9—Loans Held for Sale at Fair Value

Following is a summary of loans held for sale at fair value:

	September 30,	December 31,
Mortgage type	2025	2024

	(in thousands)
Government-insured or guaranteed	$4,035,365	$4,154,069
Conventional conforming	2,471,765	3,127,082
Jumbo	530,442	502,264
Closed-end second lien	271,310	272,285
Purchased from Ginnie Mae securities serviced by the Company	164,684	145,026
Repurchased pursuant to representations and warranties	16,907	16,742
	$7,490,473	$8,217,468
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$6,693,386	$7,612,832
Mortgage loan participation purchase and sale agreements	740,464	528,002
	$7,433,850	$8,140,834

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Non-affiliates:
Not subject to master netting arrangements:
Interest rate lock commitments	12,761,881	$132,413	$5,334	7,801,677	$56,946	$23,381

Subject to master netting arrangements (2):
Forward purchase contracts	19,587,954	36,077	19,548	12,760,764	3,701	66,646
Forward sales contracts	26,999,854	43,557	66,775	23,440,334	152,526	12,854
MBS put options	—	—	—	450,000	3,278	—
Put options on interest rate futures purchase contracts	6,330,000	10,958	—	4,270,000	12,592	—
Call options on interest rate futures purchase contracts	9,370,000	15,431	—	7,600,000	3,250	—
Total return swap	39,998	105	—	—	—	—
Treasury futures purchase contracts	7,978,000	—	—	7,467,000	—	—
Treasury futures sale contracts	8,946,000	—	—	10,521,000	—	—
Total derivatives before netting		238,541	91,657		232,293	102,881
Netting		(38,238)	(74,478)		(119,217)	(61,981)
		$200,303	$17,179		$113,076	$40,900
PennyMac Mortgage Investment Trust:
Interest rate lock commitments not subject to master netting arrangements	1,222,335	1,608	7,097	—	—	—
Forward sale contract subject to master netting arrangements	203,121	705	534	—	—	—
Total derivatives before netting		2,313	7,631		—	—
Netting		(534)	(534)		—	—
		$1,779	$7,097		$—	$—

Deposits placed with (received from) derivative counterparties included in the derivative balances above, net	$36,240	$(57,236)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	September 30, 2025				December 31, 2024
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$132,413	$—	$—	$132,413	$56,946	$—	$—	$56,946
RJ O' Brien	26,389	—	—	26,389	15,842	—	—	15,842
Morgan Stanley Bank, N.A.	11,456	—	—	11,456	15,260	—	—	15,260
Ellington	3,981	—	—	3,981	—	—	—	—
Citibank, N.A.	3,822	—	—	3,822	657	—	—	657
Barclays Capital	3,692	—	—	3,692	—	—	—	—
JPMorgan Chase Bank, N.A.	3,283	—	—	3,283	334	—	—	334
Mizuho Bank, Ltd.	2,584	—	—	2,584	1,683	—	—	1,683
Bank of Montreal	2,571	—	—	2,571	3,781	—	—	3,781
BNP Paribas	1,603	—	—	1,603	2,260	—	—	2,260
Bank of America, N.A.	—	—	—	—	8,221	—	—	8,221
Athene Annuity & Life Assurance Company	—	—	—	—	2,352	—	—	2,352
Others	8,509	—	—	8,509	5,740	—	—	5,740
	$200,303	$	$	$200,303	$113,076	$—	$—	$113,076
PennyMac Mortgage Investment Trust	$1,779	$—	$—	$1,779	$—	$—	$—	$—

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

	September 30, 2025				December 31, 2024
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$5,334	$—	$—	$5,334	$23,381	$—	$—	$23,381
Atlas Securitized Products, L.P.	1,870,521	(1,870,521)	—	—	1,938,756	(1,938,756)	—	—
Bank of America, N.A.	1,208,837	(1,204,238)	—	4,599	1,294,213	(1,294,213)	—	—
Royal Bank of Canada	728,528	(728,528)	—	—	785,597	(785,597)	—	—
Wells Fargo Bank, N.A.	670,412	(670,412)	—	—	795,119	(789,305)	—	5,814
JPMorgan Chase Bank, N.A.	662,918	(662,918)	—	—	1,220,822	(1,214,559)	—	6,263
Citibank, N.A.	512,559	(512,559)	—	—	455,426	(455,426)	—	—
Morgan Stanley Bank, N.A.	414,996	(414,996)	—	—	472,659	(472,659)	—	—
BNP Paribas	414,500	(414,500)	—	—	568,790	(568,790)	—	—
Santander US Capital Markets LLC	230,345	(230,345)	—	—	282,077	(282,077)	—	—
Goldman Sachs	161,997	(157,927)	—	4,070	336,894	(336,624)	—	270
Nomura Corporate Funding Americas	118,478	(118,478)	—	—	175,000	(175,000)	—	—
Mizuho Bank, Ltd.	116,903	(116,903)	—	—	125,000	(125,000)	—	—
Barclays Capital	36,090	(36,090)	—	—	258,559	(254,750)	—	3,809
Others	3,176	—	—	3,176	1,363	—	—	1,363
	$7,155,594	$(7,138,415)	$—	$17,179	$8,733,656	$(8,692,756)	$—	$40,900
PennyMac Mortgage Investment Trust	$7,097	$—	$—	$7,097	$—	$—	$—	$—
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statement of income line	2025	2024	2025	2024

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(20,563)	$49,862	$88,025	$29,021
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(121,130)	$(217,380)	$(295,029)	$(112,188)
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$87,894	$193,081	$60,240	$(256,570)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$9,531,249	$7,923,078	$8,744,528	$7,099,348
Additions (deductions):
MSRs resulting from loan sales	700,326	578,982	2,165,213	1,532,709
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	(121,520)	—	(121,520)
Sales to:
Non-affiliates	(183,514)	—	(183,514)	—
PennyMac Mortgage Investment Trust	(1,895)	—	(1,895)	—
	514,917	457,462	1,979,804	1,411,189
Change in fair value due to:
Changes in inputs used in valuation model (1)	(102,519)	(402,376)	(292,058)	(132,984)
Other changes in fair value (2)	(289,705)	(225,872)	(778,332)	(625,261)
Total change in fair value	(392,224)	(628,248)	(1,070,390)	(758,245)
Balance at end of period	$9,653,942	$7,752,292	$9,653,942	$7,752,292
Unpaid principal balance of underlying loans at end of period			$470,281,735	$410,031,301

			September 30,	December 31,
			2025	2024

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$9,440,264	$8,609,388
(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$1,643	$1,708	$1,683	$1,805
Changes in fair value due to:
Changes in inputs used in valuation model (1)	(24)	46	2	34
Other changes in fair value (2)	(26)	(36)	(92)	(121)
Total change in fair value	(50)	10	(90)	(87)
Balance at end of period	$1,593	$1,718	$1,593	$1,718
Unpaid principal balance of underlying loans at end of period			$17,457	$20,179

(1)	Principally reflects changes in annual total prepayment speed, pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Contractual servicing fees	$460,359	$393,457	$1,313,563	$1,126,523
Other fees:
Late charges	21,477	19,122	61,383	53,979
Other	4,503	3,804	12,042	9,593
	$486,339	$416,383	$1,386,988	$1,190,095

Note 12—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2025	2024

	(in thousands)
Margin deposits	$204,126	$288,153
Capitalized software, net	104,939	120,802
Servicing fees receivable, net	41,534	38,676
Other servicing receivables	52,861	54,058
Prepaid expenses	46,012	45,762
Interest receivable	45,622	41,286
Operating lease right-of-use assets	39,639	36,572
Real estate acquired in settlement of loans	37,607	14,976
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	11,848	16,697
Furniture, fixtures, equipment and building improvements, net	11,097	12,916
Other	147,110	100,183
	$742,395	$770,081
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$11,848	$16,697

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Lease expense:
Operating leases	$4,142	$3,917	$12,177	$11,952
Short-term leases	114	66	262	234
Sublease income	(377)	(394)	(1,132)	(1,136)
Net lease expense included in Occupancy and equipment expense	$3,879	$3,589	$11,307	$11,050

Other information:
Payments for operating leases	$4,918	$5,093	$15,330	$15,053
Operating lease right-of-use assets recognized	$12,413	$1,388	$13,622	$1,388
Period end weighted averages:
Remaining lease term (in years)			4.8	3.7
Discount rate			4.8%	4.0%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2026	$5,119
2027	17,441
2028	9,560
2029	7,956
2030	6,780
Thereafter	13,045
Total lease payments	59,901
Less imputed interest	(6,852)
Operating lease liability included in Accounts payable and accrued expenses	$53,049

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2025.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$7,719,152	$5,638,124	$7,010,169	$4,982,988
Weighted average interest rate (1)	5.95%	6.88%	5.97%	7.04%
Total interest expense	$121,170	$102,708	$328,084	$279,730
Maximum daily amount outstanding	$8,926,829	$6,608,245	$8,926,829	$7,122,796
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $5.3 million and $5.2 million for the quarters ended September 30, 2025 and 2024, respectively, and $15.3 million and $17.3 million for the nine months ended September 30, 2025 and 2024, respectively.

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$7,138,415	$8,692,756
Unamortized debt issuance costs	(7,992)	(7,549)
	$7,130,423	$8,685,207
Weighted average interest rate	5.55%	5.89%
Available borrowing capacity (1):
Committed	$1,595,464	$460,000
Uncommitted	3,762,269	3,104,026
	$5,357,733	$3,564,026
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$774,021	$825,865
Loans held for sale	$6,693,386	$7,612,832
Servicing advances (2)	$261,752	$357,939
Mortgage servicing rights (2)	$8,197,102	$7,488,539
Deposits (2)	$11,848	$16,697
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15–Long-Term Debt - Notes payable secured by mortgage servicing assets.

Maturities

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at September 30, 2025 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,444,994
Over 30 to 90 days	4,953,472
Over 90 to 180 days	133,483
Over 180 days to one year	540,960
Over one year to two years	65,506
Total assets sold under agreements to repurchase	$7,138,415
Weighted average maturity (in months)	2.7
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of September 30, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,908,399	August 7, 2026	August 7, 2026
Atlas Securitized Products, L.P.	$196,889	January 20, 2026	June 26, 2026
Bank of America, N.A.	$88,716	November 4, 2025	June 9, 2027
Royal Bank of Canada	$45,082	November 1, 2025	August 10, 2026
Mizuho Bank, Ltd.	$33,596	February 13, 2026	March 14, 2026
Citibank, N.A.	$31,591	November 30, 2025	August 21, 2026
JP Morgan Chase Bank, N.A.	$28,159	January 28, 2026	June 25, 2027
Nomura Corporate Funding Americas	$27,613	October 23, 2025	January 22, 2026
Morgan Stanley Bank, N.A.	$24,814	December 16, 2025	May 22, 2026
Wells Fargo Bank, N.A.	$20,975	December 14, 2025	June 11, 2027
BNP Paribas	$18,641	December 23, 2025	September 30, 2026
Goldman Sachs Bank USA	$6,225	December 18, 2025	February 13, 2027
Barclays Bank PLC	$3,705	January 8, 2026	March 6, 2026
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs and servicing advances pledged to serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through October 25, 2026 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,520	October 24, 2025
JP Morgan Chase Bank, N.A.	$19,591	October 7, 2025
Wells Fargo Bank, N.A.	$16,630	October 23, 2025
Santander US Capital Markets LLC	$13,954	October 15, 2025

Mortgage Loan Participation Purchase and Sale Agreements

Two of the borrowing facilities secured by loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Ginnie Mae, Freddie Mac, or Fannie Mae, are sold to a lender pending securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance	$284,778	$256,995	$276,645	$242,890
Weighted average interest rate (1)	5.62%	6.56%	5.64%	6.64%
Total interest expense	$4,267	$4,411	$12,239	$12,597
Maximum daily amount outstanding	$701,233	$518,042	$701,233	$518,042
(1)	Excludes the effect of amortization of debt issuance costs totaling $234,000 and $176,000 for the quarters ended September 30, 2025 and 2024, respectively and $578,000 and $523,000 for the nine months ended September 30, 2025 and 2024, respectively.

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$699,885	$496,856
Unamortized debt issuance costs	(703)	(344)
	$699,182	$496,512
Weighted average interest rate	5.38%	5.58%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$740,464	$528,002

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

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
February 29, 2024	$425,000	3.20%	March 26, 2029	March 25, 2031
August 14, 2025	300,000	2.45%	August 26, 2030	August 25, 2032
Term Loans:
February 28, 2023	480,000	3.00%	February 25, 2028	February 25, 2029
October 25, 2023	125,000	3.00%	October 25, 2028
	$1,330,000
(1)	Interest is charged at a rate of SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes or Term Loans as specified in the respective agreements.

Freddie Mac MSR Notes Payable

The Company has notes payable facilities with two lenders that are secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreements. The facilities expire on March 6 and August 21, 2026. The maximum amount that the Company may borrow under the notes payable is $1.1 billion, $1.0 billion of which is committed, and may be reduced by other debt outstanding with the counterparties.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance	$1,393,315	$1,730,000	$1,649,964	$1,850,621
Weighted average interest rate (1)	7.45%	8.86%	7.72%	8.88%
Total interest expense	$26,417	$39,265	$98,738	$125,203
(1)	Excludes the effect of amortization of debt issuance costs totaling $249,000 and $726,000 for the quarters ended September 30, 2025 and 2024, respectively, and $3.4 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,330,000	$1,730,000
Freddie Mac MSR notes payable	—	325,000
	1,330,000	2,055,000
Unamortized debt issuance costs	(4,284)	(6,028)
	$1,325,716	$2,048,972
Weighted average interest rate	7.11%	7.81%
Assets pledged to secure notes payable (1):
Servicing advances	$261,752	$357,939
Mortgage servicing rights	$9,440,264	$8,609,388
Deposits	$11,848	$16,697
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that include Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
February 11, 2021	$650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
May 1, 2025	850,000	6.875%	May 15, 2032	May 15, 2028
August 7, 2025	650,000	6.750%	February 15, 2034	August 15, 2028
	$4,900,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands)
Average balance	$4,603,261	$3,200,000	$4,173,443	$2,860,766
Weighted average interest rate (1)	6.56%	6.15%	6.42%	6.03%
Total interest expense	$78,014	$51,147	$208,308	$133,947
(1)	Excludes the effect of amortization of debt issuance costs of $2.5 million and $1.8 million for the quarters ended September 30, 2025 and 2024, respectively, and $7.4 million and $4.7 million for the nine months ended September 30, 2025 and 2024, respectively.

	September 30,	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,900,000	$3,200,000
Unamortized debt issuance costs and premiums, net	(70,887)	(35,968)
	$4,829,113	$3,164,032
Weighted average interest rate	6.58%	6.15%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended September 30,
	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$—	$480,000	$550,000	$300,000	$—	$1,330,000
Unsecured senior notes	—	—	—	650,000	750,000	3,500,000	4,900,000
Total	$—	$—	$480,000	$1,200,000	$1,050,000	$3,500,000	$6,230,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Balance at beginning of period	$31,763	$28,688	$29,129	$30,788
Provision for losses:
Resulting from sales of loans	4,719	4,070	12,320	12,151
Resulting from change in estimate	(2,365)	(3,481)	(6,000)	(10,877)
Losses incurred	(1,053)	(991)	(2,385)	(3,776)
Balance at end of period	$33,064	$28,286	$33,064	$28,286
Unpaid principal balance of loans subject to representations and warranties at end of period			$472,890,874	$396,102,491

Note 17—Income Taxes

The Company’s effective income tax rates were 23.2% and 26.1% for the quarters ended September 30, 2025 and 2024, respectively, and 5.5% and 23.8% for the nine months ended September 30, 2025 and 2024, respectively. The decreases in the effective income tax rates for the quarter and nine months ended September 30, 2025 compared to the same periods in 2024 are primarily due to the enactment of California Senate Bill 132, signed into law June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. The Company's effective income tax rate for the nine months ended September 30, 2025 includes a repricing of deferred tax liabilities resulting from this apportionment rule change.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $12.8 billion as of September 30, 2025.

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

Note 19—Stockholders’ Equity

The Company’s stock repurchase program provides for the repurchase of up to $2 billion of its common stock, before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2025	2024	2025	2024	total (1)

	(in thousands)
Shares of common stock repurchased	50	—	50	—	34,113
Cost of shares of common stock repurchased	$4,739	$—	$4,739	$—	$1,792,937
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through September 30, 2025. Cumulative total cost of shares of common stock repurchased includes $537,000 of transaction fees as of September 30, 2025.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(258,450)	$(108,058)	$(1,107,970)	$(831,070)
Hedging activities	(26,139)	(274,090)	(442,610)	(31,319)
	(284,589)	(382,148)	(1,550,580)	(862,389)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	700,326	578,982	2,165,213	1,532,709
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,719)	(4,070)	(12,320)	(12,151)
Reductions in liability due to changes in estimate	2,365	3,481	6,000	10,877
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	(20,563)	49,862	88,025	29,021
Loans	(828)	(48,504)	(103,135)	(23,554)
Hedging derivatives	(94,991)	56,710	147,581	(80,869)
	297,001	254,313	740,784	593,644
From PennyMac Mortgage Investment Trust (1)	17,454	2,506	29,367	1,680
	$314,455	$256,819	$770,151	$595,324
(1)	The terms of loan sales to PMT are described in Note 5–Related Party Transactions–PennyMac Mortgage Investment Trust–Operating Activities.

Note 21—Net Interest (Expense) Income

Net interest (expense) income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Interest income:
Cash and short-term investments	$11,698	$15,641	$32,624	$43,395
Principal-only stripped mortgage-backed securities	13,881	20,412	32,424	29,756
Loans held for sale	113,039	80,103	306,158	231,807
Placement fees relating to custodial funds	109,706	109,201	287,476	277,564
Other	429	113	1,871	185
	248,753	225,470	660,553	582,707
Interest expense:
Assets sold under agreements to repurchase	121,170	102,708	328,084	279,730
Mortgage loan participation purchase and sale agreements	4,267	4,411	12,239	12,597
Notes payable secured by mortgage servicing assets	26,417	39,265	98,738	125,203
Unsecured senior notes	78,014	51,147	208,308	133,947
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,855	15,711	38,687	29,734
Interest on mortgage loan impound deposits	4,370	3,450	9,214	8,399
Other	807	905	2,289	1,627
	249,900	217,597	697,559	591,237
	$(1,147)	$7,873	$(37,006)	$(8,530)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	—	—	185	246
Stock options	—	—	187	188
Time-based RSUs	1	4	261	151
Grant date fair value:
Performance-based RSUs	$—	$—	$18,788	$20,915
Stock options	—	—	8,138	6,935
Time-based RSUs	145	449	26,629	12,927
Total	$145	$449	$53,555	$40,777
Vesting and exercise:
Performance-based RSUs vested	—	—	—	309
Stock options exercised	250	239	388	666
Time-based RSUs vested	2	—	189	211
Stock-based compensation expense	$9,929	$18,943	$28,531	$21,314

Note 23—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Quarter ended September 30,		Nine months ended September 30,
Expense line	2025	2024	2025	2024

	(in thousands)
Technology
Amortization of capitalized software	$11,220	$11,836	$36,014	$36,259
Impairment of capitalized software	4,333	—	4,333	—
Other (1)	29,219	25,223	86,879	72,457
Total technology expense	$44,772	$37,059	$127,226	$108,716

Occupancy and equipment
Depreciation	$1,736	$1,925	$5,569	$5,906
Operating lease cost	3,765	3,523	11,045	10,816
Short-term lease cost	114	66	262	234
Other (2)	2,989	2,642	8,489	7,769
Total occupancy and equipment expense	$8,604	$8,156	$25,365	$24,725
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except per share amounts)
Net income	$181,503	$69,368	$394,246	$206,934

Weighted average shares of common stock outstanding	51,730	51,180	51,635	50,895
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,149	2,315	2,099	2,379
Weighted average diluted shares of common stock outstanding	53,879	53,495	53,734	53,274
Basic earnings per share	$3.51	$1.36	$7.64	$4.07
Diluted earnings per share	$3.37	$1.30	$7.34	$3.88

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands except for weighted average exercise price)
Performance-based RSUs (1)	200	809	171	772
Time-based RSUs	—	1	67	23
Stock options (2)	177	184	181	145
Total anti-dilutive units and options	377	994	419	940
Weighted average exercise price of anti-dilutive stock options (2)	$101.76	$84.93	$99.50	$84.93
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the outstanding stock options for the period.

Note 25—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2025		December 31, 2024
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$7,955,212	$1,510,727	$7,457,748	$1,380,100
Ginnie Mae	$7,798,589	$1,662,844	$6,952,347	$1,526,074
HUD	$7,798,589	$2,500	$6,952,347	$2,500
Risk-based capital
Ginnie Mae	41%	6%	40%	6%
Liquidity
Fannie Mae & Freddie Mac	$1,124,919	$696,067	$870,243	$630,698
Ginnie Mae	$1,070,163	$511,389	$1,208,755	$460,200
Adjusted net worth / Total assets ratio
Ginnie Mae	39%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	32%	6%	29%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

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

During the year ended December 31, 2024, the Company adopted ASU 2023 - 07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Concurrent with the adoption of ASU 2023 - 7, the Company reassessed its segment definitions to those shown below. Prior period amounts have been recast to conform the prior quarter presentation to the current quarter presentation.

The Company conducts its business in two operating and reportable segments, “production” and “servicing”:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.

●	The servicing segment performs servicing and subservicing of loans on behalf of non-affiliate investors, execution and management of early buyout transactions, and servicing of loans and MSRs sourced and managed for PMT.

●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the corporate and other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$280,092	$34,363	$314,455	$—	$314,455
Loan origination fees	61,696	—	61,696	—	61,696
Fulfillment fees from PennyMac Mortgage Investment Trust	6,162	—	6,162	—	6,162
Net loan servicing fees	—	241,238	241,238	—	241,238
Management fees	—	—	—	6,912	6,912
Net interest (expense) income :
Interest income	111,332	137,098	248,430	323	248,753
Interest expense	97,680	152,220	249,900	—	249,900
	13,652	(15,122)	(1,470)	323	(1,147)
Other	172	(980)	(808)	4,390	3,582
Total net revenues	361,774	259,499	621,273	11,625	632,898
Expenses:
Compensation	114,491	52,061	166,552	38,762	205,314
Loan origination	69,407	—	69,407	—	69,407
Technology	30,841	10,130	40,971	3,801	44,772
Servicing	—	29,105	29,105	—	29,105
Marketing and advertising	12,342	466	12,808	1,208	14,016
Professional services	3,493	1,799	5,292	4,853	10,145
Occupancy and equipment	4,333	2,625	6,958	1,646	8,604
Other (2)	3,985	5,912	9,897	5,264	15,161
Total expenses	238,892	102,098	340,990	55,534	396,524
Income (loss) before provision for income taxes	$122,882	$157,401	$280,283	$(43,909)	$236,374
Segment assets at end of quarter	$7,784,267	$17,555,497	$25,339,764	$61,356	$25,401,120
Acquisition of:
Capitalized software	$8,115	$—	$8,115	$86	$8,201
Furniture, fixtures, equipment and building improvements	$1,205	$503	$1,708	$367	$2,075
Amortization of capitalized software	$9,594	$1,475	$11,069	$151	$11,220
Impairment of capitalized software	$4,333	$—	$4,333	$—	$4,333
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$931	$600	$1,531	$205	$1,736
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Quarter ended September 30, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$235,902	$20,917	$256,819	$—	$256,819
Loan origination fees	49,430	—	49,430	—	49,430
Fulfillment fees from PennyMac Mortgage Investment Trust	11,492	—	11,492	—	11,492
Net loan servicing fees	—	75,830	75,830	—	75,830
Management fees	—		—	7,153	7,153
Net interest (expense) income:
Interest income	79,427	145,567	224,994	476	225,470
Interest expense	81,496	136,101	217,597	—	217,597
	(2,069)	9,466	7,397	476	7,873
Other	172	(269)	(97)	3,334	3,237
Total net revenues	294,927	105,944	400,871	10,963	411,834
Expenses:
Compensation	82,991	52,553	135,544	35,772	171,316
Loan origination	45,208	—	45,208	—	45,208
Technology	24,115	9,866	33,981	3,078	37,059
Servicing	—	28,885	28,885	—	28,885
Professional services	2,853	1,575	4,428	4,911	9,339
Occupancy and equipment	3,840	2,823	6,663	1,493	8,156
Marketing and advertising	4,830	28	4,858	230	5,088
Other (2)	1,716	6,866	8,582	4,276	12,858
Total expenses	165,553	102,596	268,149	49,760	317,909
Income (loss) before provision for income taxes	$129,374	$3,348	$132,722	$(38,797)	$93,925
Segment assets at end of quarter	$6,822,284	$15,932,593	$22,754,877	$116,661	$22,871,538
Acquisition of:
Capitalized software	$3,252	$988	$4,240	$100	$4,340
Furniture, fixtures, equipment and building improvements	$23	$95	$118	$30	$148
Amortization of capitalized software	$9,872	$1,870	$11,742	$94	$11,836
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$918	$698	$1,616	$309	$1,925
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Nine months ended September 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$671,198	$98,953	$770,151	$—	$770,151
Loan origination fees	167,398	—	167,398	—	167,398
Fulfillment fees from PennyMac Mortgage Investment Trust	17,266	—	17,266	—	17,266
Net loan servicing fees	—	555,919	555,919	—	555,919
Management fees	—	—	—	20,793	20,793
Net interest (expense) income:
Interest income	300,825	358,355	659,180	1,373	660,553
Interest expense	267,828	429,731	697,559	—	697,559
	32,997	(71,376)	(38,379)	1,373	(37,006)
Other	435	(15)	420	13,590	14,010
Total net revenue	889,294	583,481	1,472,775	35,756	1,508,531
Expenses:
Compensation	317,816	156,315	474,131	100,712	574,843
Loan origination	182,339	—	182,339	—	182,339
Technology	83,782	30,020	113,802	13,424	127,226
Servicing	—	79,266	79,266	—	79,266
Marketing and advertising	30,641	1,223	31,864	3,973	35,837
Professional services	10,172	5,278	15,450	12,112	27,562
Occupancy and equipment	12,570	8,085	20,655	4,710	25,365
Other (2)	9,361	15,740	25,101	13,980	39,081
Total expenses	646,681	295,927	942,608	148,911	1,091,519
Income (loss) before provision for income taxes	$242,613	$287,554	$530,167	$(113,155)	$417,012
Segment assets at end of period	$7,784,267	$17,555,497	$25,339,764	$61,356	$25,401,120
Acquisition of:
Capitalized software	$20,494	$3,904	$24,398	$86	$24,484
Furniture, fixtures, equipment and building improvements	$2,009	$872	$2,881	$870	$3,751
Amortization of capitalized software	$30,990	$4,676	$35,666	$348	$36,014
Impairment of capitalized software	$4,333	$—	$4,333	$—	$4,333
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$2,875	$1,897	$4,772	$797	$5,569
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Nine months ended September 30, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$531,650	$63,674	$595,324	$—	$595,324
Loan origination fees	127,876	—	127,876	—	127,876
Fulfillment fees from PennyMac Mortgage Investment Trust	19,935	—	19,935	—	19,935
Net loan servicing fees	—	344,388	344,388	—	344,388
Management fees	—	—	—	21,474	21,474
Net interest (expense) income:		—		—
Interest income	227,443	353,814	581,257	1,450	582,707
Interest expense	226,768	364,469	591,237	—	591,237
	675	(10,655)	(9,980)	1,450	(8,530)
Other	443	432	875	22,279	23,154
Total net revenue	680,579	397,839	1,078,418	45,203	1,123,621
Expenses:
Compensation	224,084	154,413	378,497	81,151	459,648
Loan origination	116,046	—	116,046	—	116,046
Technology	69,860	29,403	99,263	9,453	108,716
Servicing	—	67,909	67,909	—	67,909
Professional services	7,337	4,521	11,858	16,147	28,005
Occupancy and equipment	11,732	8,481	20,213	4,512	24,725
Marketing and advertising	13,219	78	13,297	907	14,204
Other (2)	5,080	15,330	20,410	12,296	32,706
Total expenses	447,358	280,135	727,493	124,466	851,959
Income (loss) before provision for income taxes	$233,221	$117,704	$350,925	$(79,263)	$271,662
Segment assets at end of period	$6,822,284	$15,932,593	$22,754,877	$116,661	$22,871,538
Acquisition of:
Capitalized software	$10,577	$2,073	$12,650	$351	$13,001
Furniture, fixtures, equipment and building improvements	$384	$968	$1,352	$115	$1,467
Amortization of capitalized software	$29,130	$6,087	$35,217	$1,042	$36,259
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$2,802	$2,136	$4,938	$968	$5,906
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On October 21, 2025, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on November 26, 2025 to common stockholders of record as of November 17, 2025.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans in the United States. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government sponsored entity. PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the U.S. Department of Veterans Affairs (“VA”) and the U.S. Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the U.S. Virgin Islands, and originate loans in all 50 states and the District of Columbia, either because PLS is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

Our investment management subsidiary is PNMAC Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management contract with PMT.

Business Trends

Recent actions by the U.S. government administration with respect to trade, tariffs, government cost reduction initiatives and the shutdown of the federal government have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained growth in the size of the mortgage origination market, which is currently projected to increase from $1.7 trillion in 2024 to $2.0 trillion in 2025 according to mortgage industry economists.

The opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, reductions in the Federal Reserve’s federal funds rate have reduced the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to the same periods in the prior year. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increase losses from our representations and warranties. A prolonged federal government shutdown could increase loan delinquencies, delay the processing of government loan applications and make it more difficult for customers in flood-prone areas to procure government-backed insurance.

We expect to sell a portion of the conventional loans and all of the jumbo loans from our correspondent channel to PMT in the fourth quarter of 2025.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues (1)	$382,313	$317,741	$954,815	$743,135
Net loan servicing fees	241,238	75,830	555,919	344,388
Net interest expense	(1,147)	7,873	(37,006)	(8,530)
Other	10,494	10,390	34,803	44,628
Total net revenues	632,898	411,834	1,508,531	1,123,621
Expenses:
Compensation	205,314	171,316	574,843	459,648
Loan origination	69,407	45,208	182,339	116,046
Technology	44,772	37,059	127,226	108,716
Servicing	29,105	28,885	79,266	67,909
Marketing and advertising	14,016	5,088	35,837	14,204
Other	33,910	30,353	92,008	85,436
Total expenses	396,524	317,909	1,091,519	851,959
Income before provision for income taxes	236,374	93,925	417,012	271,662
Provision for income taxes	54,871	24,557	22,766	64,728
Net income	$181,503	$69,368	$394,246	$206,934
Earnings per share
Basic	$3.51	$1.36	$7.64	$4.07
Diluted	$3.37	$1.30	$7.34	$3.88
Annualized return on average stockholders' equity	17.7%	7.5%	13.2%	7.6%
Dividends declared per share	$0.30	$0.30	$0.90	$0.70
Income before provision for income taxes by reportable segment and corporate and other:
Production	$122,882	$129,374	$242,613	$233,221
Servicing	157,401	3,348	287,554	117,704
Corporate and other	(43,909)	(38,797)	(113,155)	(79,263)
	$236,374	$93,925	$417,012	$271,662
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (3)	$341,462	$338,147	$891,516	$815,593
During the period:
Interest rate lock commitments issued (2)	$38,820,607	$31,229,731	$109,875,011	$81,814,185
Unpaid principal balance of loans originated and purchased by PFSI and fulfilled for PMT	$37,422,020	$31,749,386	$103,885,896	$80,518,546
At end of period:
Interest rate lock commitments outstanding			$12,761,881	$9,749,537
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$470,299,192	$410,051,479
Loans held for sale			7,303,091	6,366,787
			477,602,283	416,418,266
Subserviced for:
PMT			227,101,009	231,378,323
U.S. Department of Veterans Affairs			65,286	257,696
Other non-affiliates			11,863,843	—
			239,030,138	231,636,019
			$716,632,421	$648,054,285
Book value per share			$81.12	$72.95
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

(3)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net income	$181,503	$69,368	$394,246	$206,934
Provision for income taxes	54,871	24,557	22,766	64,728
Income before provision for income taxes	236,374	93,925	417,012	271,662
Depreciation and amortization	12,956	13,761	41,583	42,165
Decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	102,495	402,422	292,060	133,018
Hedging losses associated with MSRs	(98,306)	(242,051)	(95,978)	224,371
Stock‑based compensation	9,929	18,943	28,531	21,314
Interest expense on corporate debt or corporate revolving credit facilities and capital leases	78,014	51,147	208,308	133,947
Effect of non-recurring gain from joint venture and arbitration accrual	—	—	—	(10,884)
Adjusted EBITDA	$341,462	$338,147	$891,516	$815,593

Income Before Provisions for Income Taxes

For the quarter ended September 30, 2025, income before income taxes increased $142.4 million compared to the same quarter in 2024. The increase was primarily due to a $165.4 million increase in Net loan servicing fees resulting from growth in servicing fees and decreased net MSR valuation losses, as well as a $64.5 million increase in loan production revenue due to higher volume across all production channels, partially offset by a $9.0 million increase in Net interest (expense) income and a $78.6 million increase in total expenses.

For the nine months ended September 30, 2025, income before income taxes increased $145.4 million compared to the same period in 2024. The increase was primarily due to a $211.7 million increase in loan production revenue due to higher volume across all production channels and a $211.5 million increase in Net loan servicing fees resulting from growth in our servicing portfolio and decreased net MSR valuation losses, partially offset by a $28.5 million increase in Net interest (expense) income and a $239.6 million increase in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of larger mortgage market volumes and increased share in our direct lending channels during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. During the quarter and nine months ended September 30, 2025, we recognized Net gains on loans held for sale at fair value totaling $314.5 million and $770.1 million, respectively, representing an increase of $57.6 million and $174.8 million, respectively, compared to the same periods in 2024.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(258,450)	$(108,058)	$(1,107,970)	$(831,070)
Hedging activities	(26,139)	(274,090)	(442,610)	(31,319)
Total cash losses	(284,589)	(382,148)	(1,550,580)	(862,389)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	(20,563)	49,862	88,025	29,021
Loans	(828)	(48,504)	(103,135)	(23,554)
Hedging derivatives	(94,991)	56,710	147,581	(80,869)
	(116,382)	58,068	132,471	(75,402)
Mortgage servicing rights resulting from loan sales	700,326	578,982	2,165,213	1,532,709
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,719)	(4,070)	(12,320)	(12,151)
Reductions in liability due to changes in estimate	2,365	3,481	6,000	10,877
Total non-cash gains	581,590	636,461	2,291,364	1,456,033
Total gains on sale from non-affiliates	297,001	254,313	740,784	593,644
From PennyMac Mortgage Investment Trust	17,454	2,506	29,367	1,680
	$314,455	$256,819	$770,151	$595,324
During the period:
Interest rate lock commitments issued (1):
By loan type:
Government-insured or guaranteed	$16,620,278	$18,459,268	$50,944,892	$43,317,600
Conventional conforming	19,742,694	11,546,902	52,656,502	35,893,186
Jumbo	1,819,548	745,601	4,421,861	1,328,095
Closed-end second lien mortgage	638,087	477,960	1,851,756	1,275,304
	$38,820,607	$31,229,731	$109,875,011	$81,814,185
By production channel:
Correspondent	$24,901,402	$20,677,462	$75,654,691	$58,772,136
Broker direct	7,967,470	5,334,722	20,597,288	12,973,809
Consumer direct	5,951,735	5,217,547	13,623,032	10,068,240
	$38,820,607	$31,229,731	$109,875,011	$81,814,185
At end of period:
Loans held for sale at fair value			$7,490,473	$6,565,704
Commitments to fund and purchase loans			$12,761,881	$9,749,537
(1)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 222% and 280% of our gains on sales of loans held for sale at fair value for the quarter and nine months ended September 30, 2025, respectively, as compared to 225% and 257% for the same periods in 2024. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.7 million and $12.3 million for the quarter and nine months ended September 30, 2025, respectively, compared to $4.1 million and $12.2 million for the same periods in 2024. The increases in the provision relating to current loan sales was primarily attributable to an increase in production volume for the quarter and nine months ended September 30, 2025 compared to the same periods in 2024.

We also recorded reductions in the liability of $2.4 million and $6.0 million for the quarter and nine months ended September 30, 2025 compared to $3.5 million and $10.9 million for the same periods in 2024. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase and loss activity:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$116,033	$94,982	$101,867	$75,724
New indemnifications	7,005	5,129	25,408	27,142
Less indemnified loans sold, repaid or refinanced	1,044	1,225	5,281	3,980
Loans indemnified at end of period	$121,994	$98,886	$121,994	$98,886
Repurchase activity:
Total loans repurchased	$31,711	$25,837	$77,071	$70,700
Less:
Loans repurchased by correspondent lenders	19,022	21,678	50,099	47,459
Loans repaid by borrowers or resold	18,509	10,895	27,162	22,630
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(5,820)	$(6,736)	$(190)	$611
Losses charged to liability for representations and warranties	$1,053	$991	$2,385	$3,776
At end of period:
Unpaid principal balance of loans subject to representations and warranties			$472,890,874	$396,102,491
Liability for representations and warranties			$33,064	$28,286

During the quarter and nine months ended September 30, 2025, we repurchased loans totaling $31.7 million and $77.1 million, respectively. We charged losses of $1.1 million and $2.4 million against the liability during the quarter and nine months ended September 30, 2025. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

Elevated interest rate levels may affect certain of our correspondent sellers’ ability to honor their obligations to repurchase defective loans, may increase the level of borrower defaults and may increase the level of repurchases we are required to make. We expect these developments may increase the losses we incur in relation to our recorded liability for representations and warranties compared to our historical experience. However, we believe our recorded liability is presently adequate to absorb such losses.

Loan Origination Fees

Loan origination fees increased $12.2 million and $39.5 million during the quarter and nine months ended September 30, 2025, compared to the same periods in 2024 primarily due to an increase in production volume.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $5.3 million and $2.7 million during the quarter and nine months ended September 30, 2025, compared to the same periods in 2024; the decrease was primarily due to a decrease in the number of loans we fulfilled for PMT during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Loan servicing fees	$535,106	$462,037	$1,530,241	$1,326,917
Effects of MSRs and MSLs net of hedging results	(293,868)	(386,207)	(974,322)	(982,529)
Net loan servicing fees	$241,238	$75,830	$555,919	$344,388

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
From non-affiliates	$460,360	$393,457	$1,313,564	$1,126,523
From PennyMac Mortgage Investment Trust	21,012	22,240	64,386	62,766
Other:
Late charges	24,785	22,258	70,811	63,040
Other	28,949	24,082	81,480	74,588
	53,734	46,340	152,291	137,628
	$535,106	$462,037	$1,530,241	$1,326,917
Average UPB of loans serviced:
MSRs and MSLs	$470,315,815	$403,682,436	$452,447,211	$389,619,303
Subservicing	$231,174,240	$230,693,045	$231,036,334	$231,124,126

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

Loan servicing fees from non-affiliates and other fees increased during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily due to growth of our loan servicing portfolio. Other servicing fees increased due to growth in our MSR portfolio combined with increased incentives received for loss mitigation activities.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of cash flows of the MSRs and MSLs and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivatives transactions and holding principal-only stripped mortgage-backed securities.

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$(102,495)	$(402,422)	$(292,060)	$(133,018)
Hedging results	98,306	242,051	95,978	(224,371)
	(4,189)	(160,371)	(196,082)	(357,389)
Changes in fair value attributable to realization of cash flows	(289,679)	(225,836)	(778,240)	(625,140)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(293,868)	$(386,207)	$(974,322)	$(982,529)
Average balances:
Mortgage servicing rights	$9,699,217	$7,863,603	$9,288,041	$7,649,661
Mortgage servicing liabilities	$1,622	$1,705	$1,642	$1,732
At end of period:
Mortgage servicing rights			$9,653,942	$7,752,292
Mortgage servicing liabilities			$1,593	$1,718

Changes in fair value of MSRs attributable to changes in fair value inputs did not decline as significantly during the quarter ended September 30, 2025 compared to the same period in 2024 due to less significant decreases in interest rates during the quarter ended September 30, 2025 compared to the same period in 2024. Changes in fair value of MSRs attributable to changes in fair value inputs decreased more significantly during the nine months ended September 30, 2025 compared to the same periods in 2024 due to more significant decreases in interest rates during the nine months ended September 30, 2025 compared to the same period in 2024. Decreasing interest rates increase the rate of prepayments of the underlying loans, which decreases the cash flows expected from the servicing rights, while increasing interest rates have the opposite effect.

Hedging results reflect valuation gains offsetting the valuation losses from decreasing interest rates in the quarters ended September 30, 2025 and 2024, and in the nine months ended September 30, 2025. In the nine months ended September 30, 2024, hedging results reflect valuation losses attributable to the effects of interest rate volatility and increased hedging costs on the fair value of the hedging instruments.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and nine months ended September 30, 2025, realization of cash flows increased compared to the same periods in 2024, primarily due to the growth in our investment in MSRs and increased realized and projected prepayments.

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2025	2024

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$455,894,902	$410,393,342
Purchased and assumed	14,404,290	15,681,406
	470,299,192	426,074,748
Loans held for sale	7,303,091	8,128,914
	477,602,283	434,203,662
Subserviced for:
PennyMac Mortgage Investment Trust	227,101,009	230,753,581
U.S. Department of Veterans Affairs (1)	65,286	806,584
Other non-affiliates	11,863,843	—
	239,030,138	231,560,165
Total loans serviced	$716,632,421	$665,763,827
Delinquencies:
Owned servicing:
30-89 days	$19,322,409	$17,933,800
90 days or more	8,869,168	9,023,217
	$28,191,577	$26,957,017
Subservicing:
30-89 days	$2,897,889	$2,673,329
90 days or more	1,130,125	1,319,190
	$4,028,014	$3,992,519
(1)	Represents previously delinquent loans that have been purchased by the VA pursuant to the Veterans Affairs Servicing Purchase program where servicing is expected to be transferred to a servicer selected by the VA.

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of September 30, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$165,877,296	766	4.7%	47	316	$217	684	93%	70%	5.7%
VA	130,412,915	464	4.1%	42	317	$281	732	91%	70%	1.8%
USDA	20,981,997	141	4.2%	62	301	$149	701	98%	65%	5.7%
Government-sponsored entities:
Freddie Mac	75,731,256	213	6.0%	18	333	$356	762	77%	70%	0.7%
Fannie Mae	62,109,183	191	5.3%	29	318	$325	763	75%	64%	0.5%
Closed-end second lien mortgage loans	2,442,136	31	9.3%	11	250	$79	744	19%	18%	0.2%
Other (3)	12,744,409	30	6.8%	12	347	$425	775	74%	70%	0.3%
	$470,299,192	1,836	4.9%	38	319	$256	724	87%	69%	3.0%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents conventional loans sold to private investors.

Net Interest (Expense) Income

Following is a summary of net interest (expense) income:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Interest income:
Cash and short-term investment	$11,698	$15,641	$32,624	$43,395
Principal-only stripped mortgage-backed securities	13,881	20,412	32,424	29,756
Loans held for sale at fair value	113,039	80,103	306,158	231,807
Placement fees relating to custodial funds	109,706	109,201	287,476	277,564
Other	429	113	1,871	185
	248,753	225,470	660,553	582,707
Interest expense:
Short-term debt	125,437	107,119	340,323	292,327
Long-term debt	104,431	90,412	307,046	259,150
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,855	15,711	38,687	29,734
Interest on mortgage loan impound deposits	4,370	3,450	9,214	8,399
Other	807	905	2,289	1,627
	249,900	217,597	697,559	591,237
	$(1,147)	$7,873	$(37,006)	$(8,530)

Net interest expense increased $9.0 million and $28.5 million during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily due to the Company financing a larger investment in MSRs during 2025 as compared to 2024.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $241,000 and $681,000 during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024, due to decreases in PMT’s average shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Salaries and wages	$121,344	$98,679	$341,438	$283,827
Severance	196	177	941	837
Incentive compensation	51,165	34,791	135,315	93,891
Taxes and benefits	22,680	18,726	68,618	59,779
Stock and unit-based compensation	9,929	18,943	28,531	21,314
	$205,314	$171,316	$574,843	$459,648
Head count:
Average	4,888	4,150	4,644	4,015
Period end			5,025	4,309

Compensation expenses increased $34.0 million and $115.2 million during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily due to an increase in head count and increased incentive compensation during the quarter and nine months ended September 30, 2025, reflecting higher loan production volume and increased bonus accruals resulting from higher profitability.

.

Loan Origination

Loan origination expenses increased $24.2 million and $66.3 million for the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily due to higher origination volumes.

Technology

Technology expenses increased $7.7 million and $18.5 million during the quarter and nine months ended September 30, 2025 compared to the same quarter in 2024. The increases were primarily due to increases in virtual desktop and cloud-related expenses and a $4.3 million impairment of capitalized software recorded during the quarter ended September 30, 2025.

Servicing

Servicing expenses increased $220,000 and $11.4 million during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily due to increases in provision for losses on servicing advances resulting from higher delinquent loan balances resulting from a larger servicing portfolio during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024.

Marketing and advertising

Marketing and advertising expenses increased $8.9 million and $21.6 million during the quarter and nine months ended September 30, 2025 compared to the same periods in 2024. The increases were primarily due to additional marketing expenses incurred as an Official Supporter of Team USA and increased marketing expenses for consumer direct lending.

Provision for Income Taxes

Our effective income tax rates were 23.2% and 26.1% for the quarters ended September 30, 2025 and 2024, respectively, and 5.5% and 23.8% for the nine months ended September 30, 2025 and 2024, respectively. The decreases in the effective income tax rates for the quarter and nine months ended September 30, 2025 compared to the same periods in 2024 are primarily due to the enactment of California Senate Bill 132, signed into law June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. Our effective income tax rate for the nine months ended September 30, 2025 includes a repricing of deferred tax liabilities resulting from this apportionment rule change.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2025	2024

	(in thousands)
ASSETS
Cash and short-term investment	$684,149	$659,035
Principal-only stripped mortgage-backed securities	774,021	825,865
Loans held for sale at fair value	7,490,473	8,217,468
Derivative assets	200,303	113,076
Servicing advances, net	396,006	568,512
Investments in and advances to affiliates	42,864	31,150
Mortgage servicing rights at fair value	9,653,942	8,744,528
Loans eligible for repurchase	5,416,967	6,157,172
Other	742,395	770,081
Total assets	$25,401,120	$26,086,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$7,829,605	$9,181,719
Long-term debt	6,154,829	5,213,004
	13,984,434	14,394,723
Liability for loans eligible for repurchase	5,416,967	6,157,172
Income taxes payable	1,151,395	1,131,000
Other	640,438	574,341
Total liabilities	21,193,234	22,257,236
Stockholders' equity	4,207,886	3,829,651
Total liabilities and stockholders' equity	$25,401,120	$26,086,887
Leverage ratios:
Total debt / Stockholders' equity	3.3	3.8
Total debt / Tangible stockholders' equity (1)	3.4	3.9
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets decreased $685.8 million from $26.1 billion at December 31, 2024 to $25.4 billion at September 30, 2025. The decrease was primarily due to a decrease of $727.0 million in loans held for sale at fair value and a decrease of $740.2 million of loans eligible for repurchase, partially offset by an increase of $909.4 million of mortgage servicing rights.

Total liabilities decreased $1.1 billion from $22.3 billion at December 31, 2024 to $21.0 billion at September 30, 2025. The decrease was primarily due to a decrease of $410.3 million in borrowings and a decrease of $740.2 million in liability for loans eligible for repurchase. As a result of our decreased inventory financing requirements, our leverage ratios decreased during the quarter ended September 30, 2025 from December 31, 2024.

Cash Flows

Our cash flows are summarized below:

	Nine months ended September 30,
	2025	2024	Change

	(in thousands)
Operating	$237,269	$(2,384,534)	$2,621,803
Investing	626,009	(1,759,610)	2,385,619
Financing	(479,839)	3,351,587	(3,831,426)
Net increase (decrease) in cash	$383,439	$(792,557)	$1,175,996

The net increase in cash of $383.4 million during the nine months ended September 30, 2025 is discussed below.

Operating activities

Net cash provided by operating activities totaled $237.3 million during the nine months ended September 30, 2025 compared with net cash used in operating activities of $2.4 billion during the same period in 2024. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Cash flows from:
Loans held for sale	$(539,661)	$(3,057,952)
Other operating sources	776,930	673,418
	$237,269	$(2,384,534)

Investing activities

Net cash provided by investing activities during the nine months ended September 30, 2025 totaled $626.0 million, primarily due to a $358.3 million decrease in short-term investment, a $185.4 million sale of MSRs and $119.3 million from the repayment of principal-only stripped mortgage-backed securities. Net cash used in investing activities during the nine months ended September 30, 2024 totaled $1.8 billion, primarily due to $935.4 million in purchases of principal-only stripped mortgage-backed securities, a $657.7 million increase in short-term investment and $210.2 million in net settlement of derivative financial instruments used to hedge our investment in MSRs.

Financing activities

Net cash used in financing activities totaled $479.8 million during the nine months ended September 30, 2025, primarily due to a decrease of $378.0 million in borrowings. The decrease in borrowings primarily reflects the decrease in inventory of loans held for sale. Net cash provided by financing activities totaled $3.4 billion during the nine months ended September 30, 2024, primarily due to an increase of $3.4 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale, principal-only stripped mortgage-backed securities and our investment in MSRs.

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

On August 7, 2025, PFSI issued $650 million in 6.75% unsecured senior notes due in 2034 in a private placement to “qualified institutional buyers” under Rule 144A of the Securities Act. On August 14, 2025, PFSI, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, issued $300 million in 2.45% Term Notes due in August 2030. On August 25, 2025, PFSI, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, partially redeemed $200 million of Term Loans due in February 2028.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Average balance	$7,719,152	$5,638,124	$7,010,169	$4,982,988
Maximum daily balance	$8,926,829	$6,608,245	$8,926,829	$7,122,796
Balance at period end			$7,138,415	$6,609,703

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the nine months ended September 30, 2025 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with the Agency’s requirements as of September 30, 2025.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2025, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of September 30, 2025, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Atlas Securitized Products, L.P.	$1,790,521	$1,790,521	$300,000	June 26, 2026
Bank of America, N.A.	$1,172,822	$1,525,000	$800,000	June 9, 2027
Royal Bank of Canada	$728,528	$1,000,000	$500,000	August 10, 2026
Citibank, N.A.	$512,559	$1,100,000	$650,000	August 21, 2026
Wells Fargo Bank, N.A.	$463,613	$600,000	$300,000	June 11, 2027
Morgan Stanley Bank, N.A.	$414,996	$700,000	$350,000	October 22, 2027
BNP Paribas	$414,500	$600,000	$250,000	September 30, 2026
JP Morgan Chase Bank, N.A.	$394,824	$394,846	$—	June 28, 2026
Goldman Sachs Bank USA	$107,927	$200,000	$100,000	February 13, 2027
Mizuho Bank, Ltd.	$66,903	$250,000	$125,000	March 14, 2026
Nomura Corporate Funding Americas	$68,478	$68,478	$68,478	January 22, 2026
Barclays Bank PLC	$36,090	$300,000	$250,000	March 6, 2026
JP Morgan Chase Bank, N.A. (Early buy out facility)	$15,506	$605,154	$150,000	June 25, 2027
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$80,000	$1,209,479	$200,000	June 29, 2026
Goldman Sachs Bank USA	$50,000	$550,000	$200,000	October 25, 2026
Nomura Corporate Funding Americas	$50,000	$381,522	$381,522	August 4, 2026
Mizuho Bank, Ltd.	$50,000	$350,000	$350,000	July 25, 2026
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$252,588
Santander US Capital Markets LLC	$230,345
Wells Fargo Bank, N.A.	$206,799
Bank of America, N.A.	$31,416
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$699,885	$750,000	$—	June 10, 2026
Notes payable
GMSR 2023-GTL1 Loans	$480,000	$480,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
GMSR 2025-GT1 Notes	$300,000	$300,000		August 26, 2030
Barclays FHLMC MSR Facility	$—	$200,000	$100,000	March 6, 2026
Citibank, N.A. FHLMC MSR Facility	$—	$50,000	$50,000	August 21, 2026
Unsecured senior notes
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
Unsecured Notes - 6.875%	$850,000			May 15, 2032
Unsecured Notes - 6.75%	$650,000			February 15, 2034
(1)	Outstanding indebtedness as of September 30, 2025.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,908,399	August 7, 2026	August 7, 2026
Atlas Securitized Products, L.P.	$196,889	January 20, 2026	June 26, 2026
Bank of America, N.A.	$88,716	November 4, 2025	June 9, 2027
Royal Bank of Canada	$45,082	November 1, 2025	August 10, 2026
Mizuho Bank, Ltd.	$33,596	February 13, 2026	March 14, 2026
Citibank, N.A.	$31,591	November 30, 2025	August 21, 2026
JP Morgan Chase Bank, N.A.	$28,159	January 28, 2026	June 25, 2027
Nomura Corporate Funding Americas	$27,613	October 23, 2025	January 22, 2026
Morgan Stanley Bank, N.A.	$24,814	December 16, 2025	May 22, 2026
Wells Fargo Bank, N.A.	$20,975	December 14, 2025	June 11, 2027
BNP Paribas	$18,641	December 23, 2025	September 30, 2026
Goldman Sachs Bank USA	$6,225	December 18, 2025	February 13, 2027
Barclays Bank PLC	$3,705	January 8, 2026	March 6, 2026
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from June 29, 2026 through October 25, 2026.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,520	October 24, 2025
JP Morgan Chase Bank, N.A.	$19,591	October 7, 2025
Wells Fargo Bank, N.A.	$16,630	October 23, 2025
Santander US Capital Markets LLC	$13,954	October 15, 2025

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

Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended September 30, 2025 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2025, given several shifts in prepayment speeds, option adjusted spreads and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$730,925	$350,577	$171,792	$(165,204)	$(324,196)	$(624,901)
Option adjusted spread	$424,377	$207,236	$102,421	$(100,106)	$(197,972)	$(387,269)
Annual per-loan cost of servicing	$207,633	$103,817	$51,908	$(51,908)	$(103,817)	$(207,633)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2025.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2025 – July 31, 2025	50,000	$94.19	50,000	$207,629,426
August 1, 2025 – August 31, 2025	300	$94.99	300	$207,600,930
September 1, 2025 – September 30, 2025	—	$—	—	$207,600,930
Total	50,300	$—	50,300	$207,600,930
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As of September 30, 2025, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On August 8, 2025, David A. Spector, Chairman and Chief Executive Officer, adopted a trading plan to sell: (1) 60,000 shares of the Company’s common stock, (2) Company common stock shares received upon the vesting of 18,268 time-based restricted stock units, and (3) Company common stock shares received upon the vesting of 92,607 performance-based restricted stock units assuming a maximum level performance achievement.

The trading plan will expire on June 10, 2026. Mr. Spector’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f)), other than Mr. Spector, informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

4.1

Indenture, dated as of August 12, 2025, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.750% Senior Notes due 2034.

		8-K	August 12, 2025

4.2	Form of Global Note for 6.750% Senior Notes due 2034 (included in Exhibit 4.1)	8-K	August 12, 2025

10.1	Amendment No. 1 to Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	*

10.2	Amendment No. 1 to Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	*

10.3	Amendment No. 2 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 16, 2025.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2025 and September 30, 2024, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter and nine months ended September 30, 2025 and September 30, 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024, and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: October 28, 2025	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: October 28, 2025	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)