Form 10-K
period 2025-12-31
PennyMac Financial Services, Inc.
filed 2026-02-20
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025 the aggregate market value of the registrant’s Common Stock, $0.0001 par value (“common stock”), held by non-affiliates was $2,883,314,266 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 17, 2026, the number of outstanding shares of common stock of the registrant was 52,167,770.

Documents Incorporated by Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2026 Annual Meeting of Stockholders	Part III

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-K

December 31, 2025

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in macroeconomic, consumer and real estate market conditions;
●	rising homeownership costs negatively impacting housing affordability;
●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
●	lawsuits or governmental actions that may result from any noncompliance with the laws and regulations applicable to our business;
●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of these regulations;
●	the licensing and operational requirements of states and other jurisdictions applicable to our business, to which our bank competitors are not subject;

●	changes to government modification programs;
●	foreclosure delays and changes in foreclosure practices;
●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
●	purchase opportunities for mortgage servicing rights;
●	our substantial amount of indebtedness;
●	increases in loan delinquencies, defaults and forbearances;
●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;
●	our ability to manage third party vendors and mortgage investor requirements;
●	our exposure to counterparties that do not fulfill contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;
●	our reliance on PennyMac Mortgage Investment Trust (NYSE: PMT) as a significant contributor to our mortgage banking business;
●	maintaining sufficient capital and liquidity and compliance with financial covenants;
●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of fail to meet certain criteria;
●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;
●	changes in investment management and incentive fees;
●	conflicts of interest in allocating our services and investment opportunities among us and our advised entity;
●	our ability to mitigate cybersecurity risks, cyber incidents and technology disruptions;
●	the effect of public opinion on our reputation;
●	our exposure to risks of loss and disruptions in operations resulting from severe weather events, man-made or other natural conditions, including climate change and pandemics;
●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation or expansion of new business activities or strategies;
●	our ability to detect misconduct and fraud;
●	our ability to pay dividends to our stockholders; and
●	our organizational structure and certain requirements in our charter documents.

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

We operate and control all of the business and affairs and consolidate the financial results of Private National Mortgage Acceptance Company, LLC (“PNMAC”) and its subsidiaries described below:

●	Our principal mortgage banking subsidiary, PennyMac Loan Services, LLC (“PLS”), is a non-bank producer and servicer of mortgage loans. PLS is a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), each of which is a government-sponsored entity (“GSE”). PLS is also an approved issuer of securities guaranteed by the Government National Mortgage Association (“Ginnie Mae”), a lender of the Federal Housing Administration (“FHA”), and a lender/servicer of the U.S. Department of Veterans Affairs (“VA”) and the United States Department of Agriculture (“USDA”). We refer to each of Fannie Mae, Freddie Mac, Ginnie Mae, FHA, VA and USDA as an “Agency” and collectively as the “Agencies.” PLS is able to service loans in all 50 states, the District of Columbia, Puerto Rico, Guam and the United States Virgin Islands, and originate loans in all 50 states and the District of Columbia, either because it is properly licensed in a particular jurisdiction or exempt or otherwise not required to be licensed in that jurisdiction.

●	Our investment management subsidiary is Pennymac Capital Management, LLC (“PCM”), a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM manages PennyMac Mortgage Investment Trust (“PMT”), a mortgage real estate investment trust listed on the New York Stock Exchange under the ticker symbol PMT.

We conduct our business in two reportable operating segments: production and servicing.

●	The production segment performs loan origination, acquisition and sale activities for our account as well as for PMT.
●	The servicing segment performs servicing and subservicing of loans we are holding for sale and for non-affiliate investors, execution and management of early buyout transactions, and servicing of loans sourced and managed for PMT.

Following is a summary of our segments’ results:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Net revenues:
Production	$1,260,280	$941,702	$644,674
Servicing	737,383	595,364	714,503
Corporate and other	48,873	56,665	42,479
	$2,046,536	$1,593,731	$1,401,656
Income (loss) before income taxes:
Production	$369,920	$311,231	$116,078
Servicing	324,893	205,002	368,392
Corporate and other	(143,396)	(115,207)	(300,839)
	$551,417	$401,026	$183,631
Total assets at end of year:
Production	$9,756,783	$8,431,612	$4,560,323
Servicing	19,564,252	17,588,018	14,036,203
Corporate and other	67,654	67,257	248,037
	$29,388,689	$26,086,887	$18,844,563

Unpaid principal balance ("UPB") of loans purchased and originated for our account and for PMT	$152,419,382	$115,819,663	$99,435,041
UPB of loans serviced for PMT and non-affiliates at end of year	$733,613,822	$665,763,827	$607,216,769

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

Correspondent loans insured or guaranteed by the FHA, VA or USDA are directed to our account for sale into the mortgage-backed securities (“MBS”) guaranteed by Ginnie Mae and other loans, primarily comprised of loans that can be sold into MBS guaranteed by Fannie Mae or Freddie Mac, are allocated between PFSI and PMT.

Beginning July 1, 2025, we became the initial purchaser of all loans from correspondent sellers and now transfer agreed upon volumes of conventional loans to PMT. PMT retains the right to purchase 100% of non-government correspondent loans from us. This arrangement is discussed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Annual Report.

In our correspondent production activities, for loans we source for our own account, we earn loan origination fees from the correspondent sellers, interest income on the loans during the time we hold such loans, gains or losses from the date we make a commitment to purchase the loans through the sale of these loans, and, in connection with such sales, we generally retain and recognize the fair value of the contractual rights to service the loans on behalf of the purchaser of the loans. These servicing contracts are referred to as mortgage servicing rights or MSRs.

In our loan fulfillment activities in support of PMT’s correspondent production activities and only for loans purchased for PMT’s account, we earn fulfillment fees and tax service fees. We may also sell newly originated loans from our consumer direct and broker direct lending channels or purchased through our correspondent channel for our own account to PMT under a mortgage loan purchase agreement. When we sell loans to PMT, PMT obtains the MSRs relating to such loans. As such, our gains on sales of loans to PMT are primarily cash gains.

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

Our loan production activities are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
UPB of loans purchased and originated for sale through our:
Correspondent lending channel and from PennyMac Mortgage Investment Trust	$104,945,164	$80,694,536	$71,618,697
Broker direct channel	14,596,551	12,969,248	8,122,495
Consumer direct channel	13,668,049	8,709,395	4,795,548
	133,209,764	102,373,179	84,536,740
UPB of loans directly sold to PMT and fulfilled for PMT subject to fulfillment fees	12,893,224	13,446,484	14,898,301
Total loan production	$146,102,988	$115,819,663	$99,435,041

The effect of our loan production transactions with PMT on our financial statements are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans held for sale to PMT	$55,825	$6,260	$—
Mortgage servicing rights recapture fees	(10,117)	(2,193)	(1,784)
	45,708	4,067	(1,784)
Fulfillment fee revenue	23,804	26,291	27,826
Tax service fees earned from PMT included in Loan origination fees	1,537	2,503	3,216
	$71,049	$32,861	$29,258
Sourcing fees paid to PMT included in cost of loans purchased	$5,164	$8,069	$7,162

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

We service loans both as the owner of MSRs and mortgage servicing liabilities (“MSLs”) and as the subservicer on behalf of PMT and non-affiliates.

The UPB of our loan servicing portfolio is summarized below:

	December 31,
	2025	2024

	(in thousands)
Mortgage servicing rights and mortgage servicing liabilities:
Originated	$448,035,447	$410,393,342
Purchased and assumed	13,999,998	15,681,406
	462,035,445	426,074,748
Loans held for sale	8,930,477	8,128,914
Total owned servicing	470,965,922	434,203,662
Subserviced for:
PennyMac Mortgage Investment Trust	226,774,067	230,745,995
Other non-affiliates	11,616,738	—
Interim servicing	24,257,095	806,584
Total subservicing	262,647,900	231,552,579
	$733,613,822	$665,763,827

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

Following is a summary of our net loan servicing fees:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Net loan servicing fees:
Owned servicing:
Loan servicing fees:
Contractually specified	$1,776,557	$1,529,452	$1,268,650
Other	200,288	186,776	134,949
	1,976,845	1,716,228	1,403,599
Effect of MSRs and MSLs:
Realization of cash flows	(1,161,608)	(840,730)	(662,375)
Other changes in fair value of MSRs and MSLs	(251,672)	407,388	56,807
Hedging results	56,546	(832,483)	(236,778)
	(1,356,734)	(1,265,825)	(842,346)
Net loan servicing fees from owned servicing	620,111	450,403	561,253
Subservicing:
Loan servicing fees from PennyMac Mortgage Investment Trust	84,432	83,252	81,347
From non-affiliates	1,156	—	—
	85,588	83,252	81,347
Net loan servicing fees	$705,699	$533,655	$642,600
Average UPB of loans serviced:
Mortgage servicing rights and mortgage servicing liabilities	$455,045,525	$396,588,047	$338,373,762
Subservicing	$236,486,530	$231,303,048	$234,303,254

Our Business Strategies

Our business strategies include:

Correspondent Lending

According to Inside Mortgage Finance, the correspondent channel represented approximately one-third of U.S. residential mortgage originations in 2025. We expect to grow our correspondent production business as we continue to expand the loan products and services we offer. We believe that we are well positioned to continue generating significant business in this channel based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes. In 2025, 2024 and 2023, we purchased $111.3 billion, $80.7 billion and $71.6 billion of mortgage loans, respectively, through our correspondent lending channel. In 2025, 2024, and 2023, we also fulfilled $12.9 billion, $13.4 billion and $14.9 billion of mortgage loans subject to fulfillment fees, respectively, for PMT.

Consumer Direct Lending

According to Inside Mortgage Finance, the consumer direct lending channel represented approximately half of U.S. residential mortgage originations in 2025. We expect to grow our consumer direct lending business over time by leveraging our servicing portfolio through the recapture of existing customers for refinance and purchase-money loans as well as by acquiring new customers. As our servicing portfolio grows, we will have a greater number of leads to pursue, which we believe will lead to greater origination activity through our consumer direct business. As of December 31, 2025, we serviced 2.8 million loans. In 2025, 2024 and 2023, we funded $13.7 billion, $8.7 billion and $4.8 billion of mortgage loans, respectively, through our consumer direct lending channel as market interest rates increased and market refinance volumes decreased. We believe that our national call center model and our technology will enable us to drive origination process efficiencies and best-in-class customer service.

Broker Direct Lending

According to Inside Mortgage Finance, the broker lending channel represented approximately one-fifth of U.S. residential mortgage originations in 2025. In 2025, 2024 and 2023, we funded $14.6 billion, $13.0 billion and $8.1 billion of mortgage loans, respectively, through our broker direct channel, which is comprised of loans from both the broker direct lending operations as well as loans purchased through our non-delegated correspondent lending operations. We plan on growing our mortgage loan volume in this channel through the addition of new broker and non-delegated partner relationships, as well as expansion of existing relationships enabled by our leading broker technology platform.

Mortgage Loan Servicing

We expect to grow our servicing portfolio through loan production activities, as our correspondent production for our own account and consumer and broker direct lending add new servicing for owned servicing, and correspondent conventional production for PMT’s account adds new subservicing. We also expect to add subservicing for new non-affiliate clients. We or PMT may also grow our servicing portfolio through acquisitions or adjust the composition of our servicing portfolio through servicing sales. In 2025, our loan production totaled $152.4 billion in UPB. As of December 31, 2025, our MSRs were backed by loans with UPBs totaling $462.0 billion.

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

U.S. Mortgage Market

The U.S. residential mortgage market is one of the largest financial markets in the world, with approximately $14.7 trillion of debt outstanding as of December 31, 2025. According to mortgage industry economists, first lien mortgage loan origination volume was approximately $1.9 trillion in 2025 and is expected to increase to $2.3 trillion in 2026. Many of the largest participants in the mortgage market in recent years have been non-bank specialty finance companies.

Competition

The residential mortgage industry is characterized by high barriers to entry, including the necessity for approvals required to sell loans to and service loans for the Agencies, state licensing requirements for non-federally chartered banks, sophisticated infrastructure, technology, risk management, processes required for successful operations, and financial capital requirements.

Given the diverse and specialized nature of our businesses, we do not believe we have a direct competitor for the totality of our business. We compete with a number of nationally-focused companies in each of our businesses.

In our loan production and servicing segments, we compete with large global banks and financial institutions, including the cash windows of the GSEs, as well as with other independent non-bank mortgage loan producers and servicers, such as Rocket Mortgage, Rithm Capital, Freedom Mortgage and United Wholesale Mortgage.

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

Some of our competitors are significantly larger than we are, may have stronger financial positions and greater access to capital and other resources than we have, and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing and operational efficiencies arising from their larger size.

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

Human Capital Resources

Our long-term growth and success are highly dependent upon our employees and our ability to maintain a workplace representing a broad spectrum of backgrounds, ideas and perspectives. As part of these efforts, we strive to offer competitive compensation and benefits, foster a community where everyone feels a greater sense of belonging and purpose, and provide employees with the opportunity to give back and make an impact in the communities where we live and serve. We had approximately 4,900 domestic employees as of the end of fiscal year 2025.

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

Legal and Regulatory Compliance

Our business is subject to extensive federal, state and local regulation. These regulations are responsible for ensuring consumers are provided with timely and understandable information to make responsible decisions about financial transactions, federal consumer financial laws are enforced and consumers are protected from unfair, deceptive, or abusive acts and practices and from discrimination. These regulations may also increase mortgage production and servicing costs.

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

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008 requires all states to enact laws that require all individuals acting in the United States as mortgage loan originators to be individually licensed or registered if they intend to offer mortgage loan products. These licensing requirements include enrollment in the Nationwide Mortgage Licensing System, application to state regulators for individual licenses and the completion of pre-licensing education, annual education and the successful completion of both national and state exams.

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

An important component of the CMS is our governance oversight structure. The CMS is integrated into our enterprise risk management framework and overseen by our Management Risk Committee (“MRC”). The MRC monitors changes in the internal and external environment, approves compliance and risk management policies, monitors compliance with those policies and ensures any required remediation is implemented on a timely basis. The MRC has identified individuals throughout the organization to oversee specific areas of risk. MRC membership includes senior management from all areas of the Company impacted by mortgage compliance laws and regulations. The MRC meets on a regular basis throughout the year.

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

Item 1A. Risk Factors

Summary Risk Factors

We are subject to a number of risks that, if realized, could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our stockholders. Some of our more significant challenges and risks include, but are not limited to, the following, which are described in greater detail below:

●	Our business is significantly affected by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.
●	Our business is highly dependent on macroeconomic, real estate, mortgage and financial market conditions that could materially and adversely affect our business, financial condition and results of operations.
●	Rising homeownership costs may negatively impact housing affordability and increase mortgage delinquencies, defaults and foreclosures.
●	Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.
●	We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable due to delinquencies, defaults and foreclosures that could adversely affect our business, financial condition, liquidity and results of operations.
●	We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.
●	We have a substantial amount of indebtedness, which may limit our financial and operating activities, expose us to substantial increases in costs due to interest rate fluctuations, expose us to the risk of default under our debt obligations and may adversely affect our ability to incur additional debt to fund future needs.
●	We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.
●	We finance our loans, MSRs and other assets under secured financing agreements and utilize various other sources of borrowings, which exposes us to significant risk and may materially and adversely affect our business, financial condition, liquidity and results of operations.
●	Our financing agreements contain financial and restrictive covenants that could adversely affect our business, financial condition, liquidity and results of operations.
●	Hedging against interest rate exposure may materially and adversely affect our business, financial condition, liquidity, results of operations and cash flows.
●	We use estimates in determining the fair value of our investments and for credit decisions. If our estimates prove to be inaccurate, we may be required to write down the fair values of our investments or suffer a loss that could adversely affect our business, financial condition, liquidity and results of operations.
●	Our ownership of mortgage servicing rights exposes us to prepayment, delinquency, interest rate and regulatory risks.
●	We may not realize all of the anticipated benefits of potential future acquisitions and sales of MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.
●	A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	We may be required to indemnify the purchasers of loans that we originate, acquire or assist in the fulfillment of, or repurchase those loans, if those loans fail to meet certain criteria or characteristics or under other circumstances and we may be unable to seek indemnity or require our counterparties to repurchase loans if they breach representations and warranties they make to us.
●	We depend on counterparties and vendors to provide services that are critical to our business, which subjects us to a variety of risks.
●	Our failure to appropriately address various issues that may give rise to reputational risk could cause harm to our business and adversely affect our earnings.

●	Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information or the personal information of our customers, and/or damage to our business relationships, all of which could negatively impact our financial results.
●	Technology disruptions or failures, including a failure in our information systems or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm and adversely impact our results of operations and financial condition.
●	The development, implementation, maintenance and protection of our proprietary technologies require significant capital and legal expenditures for us to remain competitive.
●	The development, proliferation and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
●	Climate change, adverse weather conditions, man-made or natural disasters, pandemics, wars and armed conflicts, terrorist attacks, and other long term physical and environmental changes and conditions could adversely impact properties that we own or that collateralize loans we own or service.
●	We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition, liquidity and results of operations.
●	Existing and new rules and regulations by federal and state regulators could result in enforcement actions, fines, penalties and reputational harm.
●	We are highly dependent on U.S. government-sponsored entities and government agencies, and any organizational or pricing changes at such entities or their regulators could materially and adversely affect our business, liquidity, financial condition and results of operations.
●	We are required to have various Agency approvals and state licenses to conduct our business and failure to maintain our licenses could materially and adversely impact our business, financial condition, liquidity, and results of operations.
●	PennyMac Mortgage Investment Trust (“PMT”) is a significant source of business for our mortgage banking activities, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.
●	A significant portion of our loan servicing operations are conducted pursuant to subservicing contracts with PMT, and any termination by PMT of these contracts, or a material change in the terms thereof that is adverse to us, would adversely affect our business, financial condition, liquidity and results of operations.
●	We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and for PMT, or in trying to appropriately allocate investment opportunities among ourselves and for PMT and any other entities or accounts that we may manage in the future.
●	Our risk management efforts may not be effective in identifying our significant risks and designing and implementing adequate internal controls to mitigate those risks.
●	Developing new products, updating our operational processes and initiating or expanding our business activities may expose us to new regulatory compliance and litigation risks and require additional capital expenditures.
●	We operate in a highly competitive market and decreased margins resulting from increased competition or our inability to compete successfully could adversely affect our business, financial condition, liquidity and results of operations.

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

Risks Related to Mortgage Production and Servicing

Market and Financial Risks

Our business is significantly affected by changes in interest rates. Changes in prevailing interest rates, rising inflation rates, U.S. monetary policies or other macroeconomic conditions that affect interest rates may have a detrimental effect on our business and earnings.

Our operations, financial performance and earnings are affected by factors including prevailing interest rates, United States monetary policies or other macroeconomic conditions such as inflation fluctuations, recessions, consumer confidence and demand. For example, higher interest rates and inflationary pressures in 2024 and 2025 have constrained mortgage origination and refinancing activity as compared to previous years. In addition, the pricing and liquidity of the MBS market may be impacted by significant changes in the Federal Reserve’s MBS portfolio. Future reductions of the Federal Reserve’s balance sheet or its MBS portfolio may result in higher interest rate volatility and wider mortgage-backed security spreads that could negatively affect our investments.

Our financial performance and profitability are directly affected by changes in prevailing interest rates. An increase in prevailing interest rates could:

●	adversely affect our loan production volume, as refinancing an existing loan would be less attractive and qualifying for a loan may be more difficult;

●	adversely affect our Ginnie Mae early buyout (“EBO”) loans because modifications would become less economically feasible; and

●	increase the cost of servicing our outstanding debt, including debt related to servicing assets and loan production.

A decrease in prevailing interest rates could:

●	cause an increase in the volume of loan refinancing, which would require us to record decreases in fair value on our MSRs; and

●	reduce our earnings from our custodial deposit accounts.

Furthermore, borrowings under our warehouse lines of credit and MSR and servicing advance facilities expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of our variable-rate indebtedness will increase even though the amount borrowed remains the same, and our earnings and cash flows may correspondingly decrease. In addition, we may not be able to adjust our operational capacity and staffing in a timely manner, or at all, in response to increases or decreases in loan production volume resulting from changes in prevailing interest rates. Any of the increases or decreases discussed above could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our business is highly dependent on macroeconomic, real estate, mortgage and financial market conditions that could materially and adversely affect our business, financial condition and results of operations.

The success of our business strategies and our results of operations are materially affected by current or future conditions in the real estate market, mortgage markets, financial markets and the economy generally. Factors such as inflation, deflation, unemployment, personal and business income taxes, energy costs, government shutdowns, pandemics, wars and armed conflicts, climate change and the availability and cost of credit may contribute to increased volatility and unclear expectations for the economy in general and the real estate market, mortgage market and financial markets.

A significant deterioration in macroeconomic conditions could reduce the amount of disposable income consumers have and negatively impact consumers’ ability to take out new loans and repay existing loans. A destabilization of the real estate market, mortgage market and financial markets or deterioration in these markets also could reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we originate or acquire, either at a profit or at all. Inflation and future expectations of inflation could also increase our operating expenses and may affect our profitability if the additional operating expenses are not recoverable through increased revenues or profit margins. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Rising homeownership costs may negatively impact housing affordability and increase mortgage delinquencies, defaults and foreclosures.

Housing affordability has been negatively impacted by rising housing costs and tax payments. The average share of borrowers' mortgage payments allocated to property taxes and insurance premiums has been steadily rising in recent years due to inflation, natural disasters and other factors. For example, due to wildfires in Northern and Southern California and in other areas of the west coast, many private insurance carriers will no longer offer homeowner insurance policies in certain high risk areas to new or existing homeowners. The decrease in available private insurers increases insurance premiums and a borrower's monthly expenses and creates a higher likelihood that loan payments in respect of the mortgaged property may become delinquent or default, which could materially and adversely affect our business, financial condition, liquidity and results of operations.

Increases in delinquencies and defaults may adversely affect our business, financial condition, liquidity and results of operations.

Delinquencies can result from many factors including unemployment, weak economic conditions or real estate values, or catastrophic events such as man-made or natural disasters, pandemics, wars and armed conflicts, and terrorist attacks. A decrease in home prices may result in higher loan-to-value ratios, lower recoveries in foreclosure and an increase in loss severities above those that would have been realized had property values not decreased. Some borrowers may not have sufficient equity in their homes to permit them to refinance their existing loans, which may reduce the volume of our loan production business. This may also provide borrowers with an incentive to default on their mortgage loans even if they have the ability to make principal and interest payments.

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

During any period in which a borrower is not making payments, we may be required under our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances, and may be required to advance scheduled principal and interest payments to security holders of the MBS into which the loans are sold. We also advance funds under our servicing agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed.

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

●	FHA Insurance - FHA loans are insured for the entire unpaid principal balance of the loan. However, if the FHA loan defaults or goes into foreclosure, the servicer is only compensated for two-thirds of its incurred foreclosure costs up to a maximum amount defined by HUD. In addition, the servicer is only reimbursed for any interest accrued and unpaid from a date 60 days after the borrower’s first uncorrected failure to perform, and the interest is reimbursed at the HUD debenture interest rate that may be lower than the actual loan rate.
●	VA and USDA Guarantees - VA and USDA loans are only partially guaranteed by the government and if such loan defaults or goes into foreclosure, the VA or USDA guarantees may not fully cover all principal, interest and other fees and advances we may have incurred on the outstanding VA or USDA loan, and we may suffer a loss.

We may also be subject to additional curtailments to servicing and advance reimbursements if we have not satisfied VA, USDA or FHA timing, service and other regulatory or investor requirements during the foreclosure and conveyance processes. Any significant increase in delinquencies, defaults and foreclosures on loans that increase our servicing advances, reduce property value or otherwise delay our ability to dispose of the properties underlying the loan could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not be able to effectively manage significant increases or decreases in our loan production volume, which could negatively affect our business, financial condition, liquidity and results of operations.

If we do not effectively manage loan production volumes and are unable to consistently maintain quality of execution, our reputation and existing relationships with mortgage lenders, brokers and consumers could be damaged, we may not be able to develop new relationships with mortgage lenders and brokers, our new mortgage products may not gain widespread acceptance and the quality of our correspondent production, consumer direct lending and broker lending operations could suffer, all of which could negatively affect our brand and operating results.

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

As of December 31, 2025, we had $15.6 billion of total indebtedness outstanding (approximately $10.8 billion of which was secured) and up to $4.9 billion of additional capacity under our secured borrowings and other secured debt financing arrangements. This substantial indebtedness and any future indebtedness we incur could have adverse consequences and, for example, could:

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

We are a holding company and our principal assets are our equity interests in our subsidiaries and, accordingly, we are dependent upon the cash distributions from our subsidiaries for our expenses and indebtedness.

We are a holding company and our principal asset is our equity interest in our wholly-owned subsidiaries. As a result, we have no independent means of generating revenue and, accordingly, we are dependent upon the cash distributions from our wholly-owned subsidiaries to pay for our expenses and indebtedness. For example, the repayment of our indebtedness, including the $4.9 billion of unsecured senior notes, will depend in part on our subsidiaries’ generation of cash flows and ability to make such cash available to us, by dividend, debt repayment or otherwise. Subsidiaries that are not guarantors will not have any obligation to pay amounts due on the unsecured senior notes or to make funds available for that purpose. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from them. In the event that we are unable to receive cash from our subsidiaries, we may be unable to pay dividends or make payments on our indebtedness.

We rely on external financial arrangements to fund mortgage loans and operate our business and our inability to refinance or enter new financial arrangements could be detrimental to our business.

Our ability to finance our business operations and repay maturing obligations rests in large part on our ability to borrow money. Unlike some of our competitors who fund mortgage loans through bank deposits, we generally fund our mortgage loans through borrowings under warehouse facilities and other financing arrangements from banks, private equity firms and other institutional investors and with funds from our operations. Our borrowings are generally repaid with the proceeds we receive from mortgage loan sales. We require new and continued financing to fund mortgage loans and operate our business. We are generally required to renew many of our financing arrangements on a regular basis, which exposes us to refinancing and interest rate risks. Our ability to refinance our existing financial obligations and borrow additional funds is affected by a variety of factors beyond our control including:

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

We are also dependent on a limited number of banks, private equity firms and institutional investors to extend us credit on terms that we have determined to be commercially reasonable. These banks, private equity firms and institutional investors are subject to their own risk management frameworks, profitability and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity and results of operations would be materially and adversely affected.

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

In addition, we invest in certain assets, including MSRs and EBOs, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and EBOs under secured financing arrangements. Freddie Mac MSRs may be pledged through a special purpose entity to secure borrowings under a master repurchase agreement. Fannie Mae and Ginnie Mae MSRs may be pledged to special purpose entities, each of which issues variable funding notes, term loans and term notes that are secured by such Fannie Mae or Ginnie Mae assets, as applicable, and repaid through the servicing cash flows. Some of our EBOs are contributed to a special purpose entity, which issues participation certificates pledged to secure borrowings under a master repurchase agreement. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the fair value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

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

We may in the future utilize other sources of borrowings, including bank or private credit financing facilities and other structured financing arrangements. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our cash flows. We can provide no assurance that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity and results of operations.

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

Therefore, any hedging activity, which is intended to limit losses, may materially and adversely affect our financial position, operations and cash flows. While we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in worse overall investment performance than if we had not engaged in any such hedging transactions. Further, a liquid secondary market may not exist for a hedging instrument purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. The cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to stockholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

We use estimates in determining the fair value of our investments and for credit decisions. If our estimates prove to be inaccurate, we may be required to write down the fair values of our investments or suffer a loss that could adversely affect our business, financial condition, liquidity and results of operations.

Fair value determinations require many assumptions and complex analyses, especially to the extent there are no active markets for identical assets. For example, the fair value estimate of our MSR investment is based on the cash flows projected to result from the servicing of the related mortgage loans and continually fluctuates due to a number of factors. These factors include prepayment speeds, interest rate changes, costs to service the loans and other market conditions. We use financial models that utilize our understanding of inputs used by market participants to value our MSRs to determine the price that we pay for portfolios of MSRs and to acquire loans for which we will retain MSRs. These models are complex and use asset-specific collateral data and market inputs for interest and discount rates. In addition, the modeling requirements of MSRs are complex because of the high number of variables that drive cash flows associated with MSRs. We may also encounter analytical results that may be inaccurate or inconsistent with other market observations as we update our valuation model.

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

Our servicing portfolio may be affected by weaker economic conditions or adverse events specific to certain geographic regions which could decrease the fair value of our MSRs and adversely affect our business, financial condition, liquidity and results of operations.

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

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates increase and decreased when interest rates decrease due to the effect those changes in interest rates have on prepayment estimates. Prepayment speeds significantly affect MSRs. In general, prepayment on residential mortgage loans may occur at any time without penalty when the homeowner satisfies or pays off the mortgage upon selling or refinancing the mortgaged property. Prepayment speed measures how quickly borrowers pay down the unpaid principal balance of their mortgage loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment speeds is a significant input to our cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decrease and we may be required to record a non-cash charge that would have a negative impact on our financial results.

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

We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in the fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in the fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders would be more susceptible to volatility.

We may refinance and extend loans to borrowers who have successfully repaid their previous mortgage loans.  Borrowers have no obligation to refinance their mortgage loans with us and may choose to refinance with a competitor.  If borrowers choose to refinance mortgage loans underlying our MSRs with a competitor, then our cash flows from our

MSRs may decrease since the original mortgage loans underlying the MSRs will be repaid and we will not have an opportunity to earn further servicing fees from those new loans. If we are not successful in obtaining the refinanced loan for our serviced borrowers who pay off their existing mortgage loans, our MSRs may become increasingly subject to run-off that would impact our servicing revenue and financial performance.

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

Failure to service loans according to various Servicing Guidelines and other contractual requirements may result in the termination of our servicing agreements and MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

Our duties and obligations as a servicer are defined through contractual agreements with the Agencies via each Agency’s servicing or MBS guidelines as well as pooling, securitization and other servicing agreements for non-agency MBS (collectively the “Servicing Guidelines”). In addition, if we are engaged as subservicer, our duties to service the loans underlying our MSRs are defined by a subservicing agreement, and may differ from the Servicing Guidelines. The value of our MSRs and other mortgage investments is dependent on the satisfactory performance of our servicing obligations as a servicer or subservicer. As is standard in the industry, under the terms of our master servicing agreements with the Agencies in respect of Agency MSRs that we retain in connection with our loan production, the Agencies have the right to terminate us as servicer of the loans we service on their behalf at any time (and, in certain instances, without the payment of any termination fee) and also have the right to cause us to sell the MSRs to a third party. In addition, our failure to comply with applicable Servicing Guidelines could result in our termination under such master servicing agreements by the Agencies with little or no notice and without any compensation. The owners of other non-Agency loans that we service may also terminate certain of our MSRs if we fail to comply with applicable Servicing Guidelines. If the MSRs are terminated on a material portion of our servicing portfolio, our business, financial condition, liquidity and results of operations could be adversely affected.

Failure to expand our subservicing business with third parties could impact our business and increase our subservicing compliance risks.

Our subservicing business with third parties is a growing part of our overall servicing portfolio, however, we may not be able to develop and maintain sufficient subservicing relationships to establish a successful business. Under such contracts, the primary servicers for which we conduct subservicing activities may have the right to terminate our subservicing contracts with or without cause, with limited notice and with no termination fee upon a change of control. We may not have control over whether a subservicing client sells off its portfolio or the volume and timing of such sales. If we are unable to grow our subservicing business or if subservicing contracts are terminated with limited notice, then the growth of our subservicing business could be impacted and we could incur significant expenses. In addition, increasing our exposure to multiple subservicing arrangements will increase our operational servicing costs and our exposure to regulatory examinations and other subservicing compliance risks.

We may not realize all of the anticipated benefits of potential future acquisitions and sales of MSRs, which could adversely affect our business, financial condition, liquidity and results of operations.

Our ability to realize the anticipated benefits of potential future acquisitions and sales of servicing portfolios will depend, in part, on our ability to appropriately execute these transactions and service the related MSR assets. The risks associated with these MSR transactions include, among others, unanticipated issues in integrating information regarding the new loans to be serviced into our information technology systems, compliance with loan representations and warranties provisions and other operational failures to execute and service the MSR transactions. Moreover, incorrectly valuing the MSR transactions could have a negative financial impact on the carrying value of our assets and earnings. Furthermore, if we incur additional indebtedness to finance an acquisition, the acquired servicing portfolio may not be able to generate sufficient cash flows to service that additional indebtedness. Unsuitable or unsuccessful MSR transactions could have a material adverse effect on our business, financial condition, liquidity and results of operations.

A disruption in the MBS market could materially and adversely affect our business, financial condition, liquidity and results of operations.

Most of the loans that we produce are either pooled into MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae, or sold to PMT. Any significant disruption or period of illiquidity in the general MBS market would directly affect our own liquidity because no existing alternative secondary market would likely be willing and able to accommodate on a timely basis the volume of loans that we typically sell in any given period. Furthermore, we would remain contractually obligated to fund loans under our outstanding IRLCs without being able to sell our existing inventory of mortgage loans. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we produce into the secondary market in a timely manner or at favorable prices and we would be required to hold a larger inventory of loans than we have committed facilities to fund or we may be required to repay a portion of the debt secured by these assets, which could materially and adversely affect our business, financial condition and results of operations.

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

Repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Although our indemnification and repurchase exposure cannot be quantified with certainty, to recognize these potential indemnification and repurchase losses, we have recorded a liability of $34.9 million relating to $490.8 billion in UPB of loans subject to representations and warranties as of December 31, 2025. Should home values decrease and negatively impact the related loan values, our realized loan losses from indemnifications and repurchases may increase as well. As such, our indemnification and repurchase costs may increase well beyond our current expectations. In addition, our mortgage banking services agreement with PMT may require us to indemnify PMT with respect to loans for which we provide fulfillment services in certain instances. If we are required to indemnify PMT or other purchasers against losses, or repurchase loans from PMT or other purchasers, that result in losses that exceed the recorded liability, this could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our business is subject to significant reputational risks. If we fail, or appear to fail, to address various issues that may give rise to reputational risk, we could significantly harm our business prospects and earnings. Such issues include, but are not limited to, actual or perceived conflicts of interest, violations of legal or regulatory requirements and other risks. Similarly, market rumors and actual or perceived association with counterparties whose own reputations are under question could harm our business.

Certain of our senior officers also serve as senior officers of PMT, a real estate investment trust that invests in residential mortgage-related assets and is separately listed on the New York Stock Exchange. PCM, our registered investment advisor, has a management agreement with PMT. As we expand the scope of our businesses, we increasingly confront potential conflicts of interest relating to investment activities that we manage for PMT. Reputational risk incurred in connection with conflicts of interest could negatively affect our business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain clients, customers, trading counterparties, investors and employees and adversely affect our results of operations.

Reputational damage can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. Our reputation may also be negatively impacted by our corporate sustainability practices as various third party organizations and institutional investors have developed ratings processes for evaluating companies based on their corporate sustainability criteria. Third party corporate sustainability ratings and reports may be used by some investors to advocate for certain investment and voting decisions. In addition, opponents of corporate sustainability programs could oppose our corporate initiatives and advocate for other investment and voting decisions. Any unfavorable corporate sustainability rating or decision may lead to reputational damage and negative sentiment among our investors and other stakeholders.

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

Accounting rules for mortgage loan sales, securitizations, variable interest entities, valuations of financial instruments and MSRs, investment consolidations, income taxes and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in the preparation of financial information and the delivery of this information to our stockholders and also increase the risk of errors and restatements, as well as the cost of compliance. Our inability to timely prepare our financial statements in the future would likely be considered a breach of our financial covenants and adversely affect our share price significantly.

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

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both proprietary and those provided to us by third party service providers including cloud-based and artificial intelligence service providers. System disruptions and failures caused by unauthorized intrusion, malware, computer viruses, natural disasters and other similar events have interrupted or delayed our ability to provide services to our customers. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber threat actors, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, which, in turn, may lead to increased costs to protect our network and systems.

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

Many of our services are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including our computer systems, related software applications and cloud-based and artificial intelligence systems, as well as those of certain third parties and affiliates. Our information systems must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. We have experienced, and may in the future experience, service disruptions and failures caused by system or software failure, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, malicious or destructive code (e.g., ransomware, computer viruses and disabling devices), as well as natural disasters, pandemics, strikes, and other similar events, and our contingency planning may not be sufficient for all situations.

Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. We cannot guarantee that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, or cybersecurity incidents or breaches in or compromises of our systems or those of third-party, vendors, contractors, consultants and/or third parties with whom we do business. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

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

We license third party software and depend on services from various third parties for use in our products. For example, we rely on third-party vendors for cloud-based and artificial intelligence systems and for certain mortgage production and servicing applications. Third party software applications, products, and services are constantly evolving, and we may not be able to maintain or modify our mortgage loan production and servicing offerings to ensure its compatibility with third party offerings following development changes. In addition, some of our competitors, partners, or other service providers may take actions that disrupt the interoperability of our business with their own products or services, or exert strong business influence on our ability to, and the terms on which we operate our business. Loss of the right to use any third party software or services could result in decreased functionality of our products and services until equivalent technology is either developed by us or, if available from another provider, is identified, obtained and integrated, which could adversely affect our reputation and our future financial condition and results of operations.

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

Our success in the mortgage industry is highly dependent upon our ability to adapt to constant technological changes, successfully enhance our current information technology solutions through the use of third party and our proprietary technologies, and introduce new solutions and services that more efficiently address the needs of our customers. We utilize a workflow-driven, cloud and artificial intelligence based platform reliant on third party infrastructure providers and there can be no assurance that our technology will prove to be effective or consistently reliable, have sufficient uptime or meet the expectations of our customers. Our mortgage loan production businesses are dependent upon our ability to quickly interface with our borrowers, mortgage lenders and other third parties and to efficiently process loan applications and closings. Our consumer and broker direct lending businesses are dependent on our ability to provide fast responses, process applications online, accept electronic signatures, provide process status updates instantly and other borrower or counterparty conveniences.

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

There is no assurance that we will be able to successfully adopt new technologies as critical systems and applications become obsolete or better ones become available. Any failure by us to develop, implement, integrate, execute or maintain our technological capabilities and any litigation costs associated with protection of our technologies or compliance with third party contractual rights could have a material adverse effect on our business, financial condition and results of operations.

The development, implementation, maintenance and protection of our proprietary technologies require significant capital and legal expenditures for us to remain competitive.

The development, implementation, maintenance and protection of our proprietary technologies require significant capital and legal expenditures and we must continuously invest in additional technological capabilities to remain competitive. For example, the development and expansion of our proprietary technology to manage loan servicing operations may increase our exposure to regulatory, compliance and litigation risks and capital expenditures. In addition, protecting our proprietary technologies may be time consuming and expensive. For example, we recognized a pretax accrual of $158.4 million in fiscal year 2023 and payment of $160.0 million in fiscal year 2024 to settle a dispute regarding our proprietary technologies. Any failure to develop, implement or maintain our proprietary technological capabilities and any legal costs associated with the protection of our proprietary technologies could have a material adverse effect on our business, financial condition and results of operation.

The development, proliferation and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.

We believe the development and proliferation of artificial intelligence will have a significant impact in our industry; however, the recent development of artificial intelligence presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inadequate, information security vulnerabilities and failure to meet customer expectations, among others. The use of artificial intelligence can introduce the generation, processing or use of erroneous and “hallucinated” information into our systems, workflows, processes and procedures that can cause service interruptions. In addition, the use of artificial intelligence algorithms may raise ethical concerns and legal issues due to perceived or actual unintentional bias and/or inaccuracies in the processing and servicing of mortgage loans. While we aim to develop and use artificial intelligence responsibly, we may be unsuccessful in identifying or resolving issues before they arise.

We currently use and integrate artificial intelligence technologies into our business processes and services. Development, use, and deployment of these technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, artificial intelligence hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of artificial intelligence technologies. Artificial intelligence-related issues, including potential government regulation of artificial intelligence, deficiencies or failures could give rise to legal and regulatory actions, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

Laws and regulations related to artificial intelligence are evolving, and there is uncertainty as to potential adoption of new laws and regulations that may restrict or impose burdensome and costly requirements on our ability to use and scale the deployment of artificial intelligence. We may receive claims from third parties, including our competitors, alleging that the use of artificial intelligence technology infringes on or violates such third party's intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analyses such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm.

We may face significant competition in the market and may be unable to develop, implement and scale artificial intelligence at the same rate to keep pace with our competitors.

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

We receive, transmit and store a large volume of personally identifiable information and other user and consumer data. There are various federal and state laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information that could give rise to liabilities. Federal privacy requirements such as those under the Gramm-Leach-Bliley Act and Fair Credit Reporting Act are within the regulatory and enforcement authority of the CFPB and Federal Trade Commission. We are also subject to a variety of state laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal information, such as the California Consumer Privacy Act, that provide data privacy rights for consumers. Some of these laws include a private right of action against businesses, including for failure to implement reasonable security procedures and practices to prevent data breaches. Numerous states now have laws that impose similar, additional, and in some cases more restrictive requirements than the CCPA, including for narrow aspects of privacy, such as biometric data, children’s data, and health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. Failure to comply with any of these privacy laws, or a perceived failure to comply, could result in enforcement action against us, including fines and public censure, or litigation and could result in serious harm to our reputation or business and have a material adverse effect on our business, financial condition and results of operations.

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

There continues to be global concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change may include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes, earthquakes and tornados, and these events could impact our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets and the local economies of certain areas in which we operate. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are appropriately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance.

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

A failure to maintain the ratings assigned to us by a rating agency could have an adverse effect on our business, financial condition and results of operations.

Our servicing business, our unsecured senior notes and other financing arrangements may be rated by national rating agencies and any downgrade of our ratings could impair our business or restrict our access to sources of capital on terms satisfactory to us or at all, increase the cost of our debt or equity financing and be detrimental to our business. In addition, any third-party rating agency downgrade of our servicing business could adversely affect our ability to maintain our status as an approved Agency servicer, could negatively impact the value of our MSRs, may impair our ability to consummate future servicing transactions and may result in an event of default under certain financings.

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

Regulatory agencies and consumer advocacy groups have brought fair lending, fair housing and other related claims that the practices of lenders and loan servicers can result in a disparate impact on protected classes. Antidiscrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionately negative effect on a protected class of individuals).

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

Current or future federal or state administrations may enact significant policy changes that could impact our business and our ability to adequately comply with regulatory and enforcement oversight. For example, in January 2025, an executive order established the “Department of Government Efficiency” to reform federal government processes and reduce expenditures that could result in significant changes to federal housing and consumer financial regulatory agencies. Significant changes to federal agency structures, regulatory policies, or housing funding priorities could reduce funding for federal housing programs and increase regulatory uncertainty. Additionally, reforming federal agencies (such as the CFPB) and federal housing regulations could fragment regulatory oversight among local, state, and federal regulators resulting in additional compliance costs and heightened regulatory uncertainty for our industry.

While it is not possible to predict when and whether significant policy or regulatory changes will occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the federal administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our stockholders. To the extent any such state regulator imposes minimum net worth, capital ratio, liquidity standards or other requirements that are overly burdensome, such actions may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Existing and new rules and regulations by federal and state regulators could result in enforcement actions, fines, penalties and reputational harm.

Federal and state regulators have authority over certain aspects of our business as a result of our residential mortgage banking activities, including, without limitation, the authority to conduct investigations, bring enforcement actions, impose monetary penalties, require remediation of practices, pursue administrative proceedings or litigation, and obtain cease and desist orders for violations of applicable federal consumer financial laws.

The publication and adoption of new and amended laws, regulations and informal guidance could have a substantial impact on our business operations. The CFPB has historically supervised, investigated and, where it deemed appropriate, brought aggressive enforcement actions against lenders and servicers the CFPB determined were engaged in activities that violated federal laws and regulations. In January 2025, the new U.S. presidential administration issued an executive order to halt all activity on the CFPB’s pending and proposed rules, and in May 2025, the CFPB rescinded many guidance documents, including interpretive rules, policy statements and advisory opinions. Due to the changing nature of the regulatory environment and uncertainty about the priorities and direction of the CFPB under the current federal administration, we cannot be certain how the regulatory environment may impact our business. Even if the activities of the CFPB remain suspended or significantly restrained, state and local regulators or other agencies with authority to administer and enforce laws that apply to us may increase or enhance their regulatory, supervisory or enforcement activities with respect to us and other providers of financial services. This may increase our operational and regulatory compliance costs. In addition, a decrease in federal regulations could negatively impact the quality of loans we originate or acquire from our correspondent and other mortgage partners if our partners fail to maintain effective risk management, credit quality and production programs.

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

Our ability to generate revenues through mortgage loan sales depends on programs administered by GSEs, such as Fannie Mae and Freddie Mac, government agencies, including Ginnie Mae, and others that facilitate the issuance of MBS in the secondary market. We acquire mortgage loans from borrowers, brokers and mortgage lenders through our correspondent production channel that qualify under existing standards for inclusion in MBS issued by Fannie Mae or Freddie Mac or guaranteed by Ginnie Mae and derive other material financial benefits from our Agency relationships, including the assumption of credit risk on certain loans. Significant changes in our Agency relationships could impact our ability to finance and sell mortgage loans and materially impact our revenues and margin.

Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and their regulators or the U.S. federal government, and any changes in leadership at these entities, could adversely affect our business and prospects, including any decision to go public via an initial public offering or make any other change in the ownership structure for Fannie Mae or Freddie Mac.

Any discontinuation of, significant reduction in or significant organizational change in the operations of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or in underwriting criteria could materially and adversely affect our business, financial condition, liquidity and results of operations and our ability to make distributions to our stockholders.

Our ability to generate revenue from newly originated loans that we acquire is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these mortgage lenders choose to sell directly to the Agencies rather than through loan aggregators like us, the number of loans available for purchase by aggregators is reduced, which could materially and adversely affect our business and results of operations. In addition, under certain Agency capital rules, loans sourced from loan aggregators such as ourselves have higher capital requirements and may incur higher Agency fees for third party originated loans aggregated and delivered to the Agencies as compared to individual loans delivered by third party mortgage lenders directly to the Agencies’ cash windows without the assistance of a loan aggregator. To the extent the Agencies increase the number of purchases and sales directly for their own accounts, our business and results of operations could be materially and adversely affected.

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

We are subject to minimum financial eligibility requirements established by the Agencies. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses for a company to be eligible to secure Agency loans and MBS. To the extent any new minimum net worth, capital ratio and liquidity standards and requirements are overly burdensome, complying with such standards and requirements may have a material adverse effect on our business, financial condition and results of operations.

In order to meet these minimum financial requirements, we are required to maintain rather than spend or invest, cash and cash equivalents in amounts that may adversely affect our business, results of operations and ability to make distributions to our stockholders, and this could significantly impede us, as a non-bank mortgage lender, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us, which could cause us to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our stockholders.

Failure to maintain exemptions or exclusions from registration under the Investment Company Act of 1940 could materially and adversely affect us.

We intend to operate so that we, and each of our subsidiaries, are not required to register as investment companies under the Investment Company Act of 1940, as amended (“Investment Company Act”). For example, we believe that our subsidiary, PLS, qualifies for one or more exemptions provided in the Investment Company Act because of the historical and current composition of its assets and income; however, there can be no assurances that the composition of PLS’ assets and income will remain the same over time such that one or more exemptions will continue to be applicable. If we or any of our subsidiaries were required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if we or any of our subsidiaries were required to register as an investment company, then we may be in breach of various representations and warranties contained in our financing agreements, resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Related Party Risks

PMT is a significant source of business for our mortgage banking business, and the termination of, or material adverse change in, the terms of this relationship, or a material adverse change to PMT or its operations, could adversely affect our business, financial condition, liquidity and results of operations.

We have contractual agreements to provide PMT with certain mortgage banking services, including fulfillment and disposition-related services, for which we receive a monthly fulfillment fee. PMT historically acquired loans from correspondent sellers that we subsequently purchased; however, beginning July 1, 2025, we became the initial purchaser of loans from correspondent sellers and began selling agreed-upon volumes to PMT. PMT retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by us from our correspondent sellers.

As a result of PMT purchasing a portion of our correspondent production, we are able to conduct our correspondent business by incurring less debt financing than would be required of us if we had to retain all of the loans in the channel from the originating lenders for our own account before sale or securitization. If this relationship with PMT is terminated by PMT or PMT reduces the volume of loans it purchases for any reason, we would have to retain these loans from the correspondent sellers and incur additional financing or incur losses in revenues associated with the fulfillment fees we would have otherwise received from PMT if we were unable to purchase the loans for our own account.

The management agreement, the mortgage banking services agreement and certain of the other agreements that we have entered into with PMT contain cross-termination provisions that allow PMT to terminate one or more of those agreements under certain circumstances where another one of such agreements is terminated. Accordingly, the termination of this relationship with PMT, or a material change in the terms thereof that is adverse to us, would likely have a material adverse effect on our business, financial condition, liquidity and results of operations. The terms of these agreements extend until December 31, 2029, subject to automatic renewal for additional 18-month periods but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan. If PMT were to lose its REIT status, corporate-level income taxes would apply to all of PMT’s taxable income at federal and state tax rates and may impair PMT’s financial position and its ability to raise capital, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our mortgage banking services agreement with PMT requires PLS to provide fulfillment services for correspondent production activities exclusively to PMT. As a result, the revenue that we earn with respect to these loans will generally be limited to the fulfillment fees that we earn in connection with the production of these loans, which may be less than the revenues that we might otherwise be able to realize by selling them in the secondary loan market ourselves.

Risks Related to Our Investment Manager

We currently manage assets for a single client, the loss of which would significantly reduce our management and incentive fees and have a material adverse effect on our results of operations.

Currently, PCM’s management and incentive fees result from its management of PMT, although PCM may collect fees for managing assets for additional third party clients in the future. The term of the management agreement that we have entered into with PMT, as amended, expires on December 31, 2029, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement. In the event of a termination of one or more related party agreements by PMT in certain circumstances, we may be entitled to a termination fee under our management agreement. However, the termination of such management agreement and the loss of PMT as a client would significantly affect our investment manager and negatively impact our management fees and incentive fees.

The historical returns on the assets that we select and manage for PMT, and our resulting management and incentive fees, may not be indicative of future results.

The historical returns of the assets that we manage should not be considered indicative of the future returns on those assets or future returns on other assets that we may select for investment by PMT. The investment performance that is achieved for the assets that we manage varies over time, and the nature and mix of assets we manage have changed significantly over the past several years. As a result, the change and variance in investment performance can be significant. For example, in fiscal years 2023, 2024 and 2025, we did not earn any performance incentive fees. Accordingly, the management and incentive fees that we have earned in the past should not be considered indicative of the management or incentive fees that we may earn in the future from managing those same assets or from managing other assets for PMT.

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

We may encounter conflicts of interest in trying to appropriately allocate our time and services between activities for our own account and for PMT, or in trying to appropriately allocate investment opportunities among ourselves and for PMT and any other entities or accounts that we may manage in the future.

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

As of December 31, 2025, we have an aggregate of 5.7 million shares of common stock authorized and remaining available for future issuance under our 2022 Equity Incentive Plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plans or future acquisitions would dilute the percentage ownership held by investors who purchase our common stock.

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

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, climate risk, compliance risk, valuation risk and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Our risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on our financial condition or reputation.  Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.

Developing new products, updating our operational processes and initiating or expanding our business activities may expose us to new regulatory compliance and litigation risks and require additional capital expenditures.

Developing new products, updating our operational processes and initiating or expanding our business activities may expose us to new risks, regulatory compliance requirements and costs. For example, the development and expansion of our proprietary technology to manage loan servicing operations may increase our exposure to compliance and litigation risks from third parties and significantly increase our capital expenditures at our operational subsidiaries. In addition, our closed-end second lien mortgage loan products may result in a higher risk of loss than other loans since our second lien is subordinated to more senior secured loan claims. Also, non-Agency loan products such as jumbo mortgage loans and non-qualified mortgage loans may create additional compliance and liquidity risks as compared to Agency loans.

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

We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations or financial condition as of the end of fiscal year 2025. Our Risk Factors include further detail about our material cybersecurity risks.

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

Item 2. Properties

As of December 31, 2025, we have approximately 15 leased facilities in various locations throughout the United States. Our principal executive offices are located in Westlake Village, California and total approximately 66,000 of leased square feet. Our business segment operations and support offices are primarily in the following locations in the United States:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the New York Stock Exchange (Symbol: PFSI). As of February 17, 2026, our shares of common stock were held by 29 holders of record.

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2025.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
October 1, 2025 – October 31, 2025	—	$—	—	$207,600,930
November 1, 2025 – November 30, 2025	—	$—	—	$207,600,930
December 1, 2025 – December 31, 2025	—	$—	—	$207,600,930
Total	—	$—	—	$207,600,930
(1)	In August 2021, our board of directors approved an increase to our common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require us to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice. We did not repurchase our common stock during the quarter ended December 31, 2025.

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

Fair Value

We group assets measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		December 31, 2025
			Percentage of total
Level/Description		Carrying value of assets	Assets	Stockholders' equity
		(in thousands)
1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$435,833	1%	10%
2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us.	9,567,496	33%	222%
3:	Prices determined using significant unobservable inputs. Unobservable inputs reflect our judgements about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	10,078,120	34%	234%
Total assets measured at or based on fair value (1)		$20,081,449	68%	466%
Total assets		$29,388,689
Total stockholders' equity		$4,308,976
(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the asset at its fair value.

At December 31, 2025, $20.0 billion or 68% of our total assets were carried at fair value on a recurring basis and $37.7 million (real estate acquired in settlement of loans (“REO”)), were carried based on fair value on a non-recurring basis when fair value indicates evidence of impairment of individual properties.

Changes in fair value of our holdings of assets carried at or based on fair value have significant effects on our financial position and income. As summarized above, changes in fair values of “Level 1” and “Level 2” fair value assets are determinable with reference to direct quotes in active markets on the measurement date in the case of “Level 1” fair value assets, or reference to publicly available pricing inputs (such as reference interest rates and credit spreads and prices of similar assets) in the case of “Level 2” fair value assets.

$10.1 billion or 34% of our total assets are measured using “Level 3” fair value inputs – significant inputs where there is difficulty observing the inputs used by market participants to establish fair value. Different approaches to valuing those assets or changes in inputs to measurement of these assets can have a significant effect on the amounts reported for these items including their reported balances and their effects on our income.

During the three years ended December 31, 2025, we recognized changes in the fair value of our holdings of “Level 3” fair value assets and liabilities as shown below:

	Interest		Mortgage	Mortgage
Year ended	rate lock	Loans held	servicing	servicing		Pre-tax
December 31,	commitments	for sale	rights (1)	liabilities (1)	Total	Income

	(positive (negative) effects on net revenues in thousands)
2025	$453,802	160,278	(251,669)	(3)	$362,408	$551,417
2024	$38,645	105,508	407,423	(35)	$551,541	$401,026
2023	$130,424	68,773	56,757	50	$256,004	$183,631
(1)	Excludes changes in fair value attributable to realization of cash flows.

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

Because the fair value of “Level 3” fair value assets and liabilities are difficult to estimate, our valuation process includes performance of these items’ fair value estimation by specialized staff with significant senior management oversight. We have assigned the responsibility for estimating the fair values of non-interest rate lock commitment (“IRLC”) “Level 3” fair value assets and liabilities to our capital markets valuation staff, which is responsible for valuing and monitoring these items and maintenance of our valuation policies and procedures for non- IRLC assets and liabilities. The capital markets valuation staff reports valuations to our management valuation subcommittee responsible for monitoring and overseeing valuations. Our management valuation subcommittee includes the Company’s chief financial, credit, investment and capital markets officers as well as other members of the Company’s finance, capital markets and risk management staffs.

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the marketplace. Market interest rates and our estimate of the probability that a loan will be funded are updated as the loans move through the funding or purchase process and as market interest rates change and these updates may result in significant changes to our estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gains on loans held for sale at fair value in the period of the change. The financial effects of changes in these inputs are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the loan principal and interest payment cash flow component, which decreases in fair value.

A shift in our assessment of an input to the valuation of IRLCs can have a significant effect on the amount of Net gains on loans held for sale at fair value for the period. We believe that the most significant “Level 3” fair value input to the measurement of IRLCs is the pull-through rate. At December 31, 2025, we held $124.9 million of net IRLC assets at fair value. Following is a quantitative summary of the effect of changes in the pull-through rate input on the fair value of IRLCs at December 31, 2025:

Change in input (1)	Effect on fair value of IRLC of a change in pull-through rate (2)
(in thousands)
(20)%	$(34,366)
(10)%	$(17,180)
(5)%	$(8,587)
5%	$7,282
10%	$13,753
20%	$25,452
(1)	The upward shift in input amount on a per-loan basis is limited to the amount of shift required to reach a 100% pull-through rate.

(2)	This analysis holds constant all of the other inputs to show an estimate of the effect on fair value of a change in the pull-through rate. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore, this analysis is not a projection of the effects of a shock event or a change in our estimate of an input and should not be relied upon as an earnings projection.

Loans Held for Sale

We carry loans at their fair values. We recognize changes in the fair value of loans in current period income as a component of Net gains on loans held for sale at fair value. How we estimate the fair value of loans is based on whether the loans are saleable into active markets with observable fair value inputs.

●	We categorize loans that are saleable into active markets as “Level 2” fair value assets. We estimate the fair value of such loans using their quoted market price or market price equivalent. At December 31, 2025, we held $8.8 billion of such loans.

●	We categorize loans that are not saleable into active markets as “Level 3” fair value assets. “Level 3” fair value loans are comprised of:

-	Closed-end second lien mortgage loans. We produce closed-end second lien mortgage loans that do not have an active market with observable inputs that are significant to the estimation of their fair value. At December 31, 2025, we held $156.0 million at fair value of such loans.

-	Ginnie Mae early buyout (“EBO”) loans. We may purchase certain delinquent government guaranteed or insured loans from Ginnie Mae guaranteed securitizations included in our loan servicing portfolio. Our right to purchase such loans arises as the result of the loan being at least three months delinquent when we buy the loan. Our ability to purchase delinquent loans provides us with an alternative to our obligation to continue advancing principal and interest at the coupon rate of the related Ginnie Mae security. Such repurchased loans are referred to as EBO loans and may be resold to investors and thereafter may be repurchased to the extent eligible for resale into a new Ginnie Mae guaranteed security. Such eligibility occurs when a repurchased loan either becomes current through completion of a modification of its terms or otherwise after three months of timely payments and when the issuance date of the new security into which the loan is placed is at least 120 days after the date the loan was last delinquent. At December 31, 2025, we held $127.9 million at fair value of such loans.

-	Loans with defects. Certain of our loans may become non-saleable into active markets due to our identification of one or more defects or we may repurchase defective loans subject to representations and warranties. At December 31 2025, we held $23.8 million at fair value of such loans.

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

We include changes in the fair value of MSRs and MSLs in current period income as a component of Net loan servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities. Both our estimate of the change in fair value attributable to realization of cash flows and of other changes in fair value are affected by changes in fair value inputs. In the year ended December 31, 2025, we recognized a $1.4 billion net decrease in fair value of MSRs and MSLs: $1.2 billion of decrease due to realization of cash flows underlying the fair value of MSRs and MSLs and $251.7 million of decrease due to changes in fair value inputs.

We estimate fair value of MSRs and MSLs using a discounted cash flow approach. Beginning in the third quarter of 2025, we enhanced our discounted cash flow approach to estimate the period-end fair value of our MSRs with the adoption of an Option-Adjusted Spread (“OAS”) discounted cash flow model. The OAS model allows us to account for the likelihood of interest rates moving along different paths as economic conditions change in our assessment of the fair value of MSRs as opposed to a single assumed rate path.

We believe the most significant “Level 3” fair value inputs to the valuation of MSRs and MSLs are the prepayment speed, OAS or pricing spread (the OAS and pricing spread are components of the discount rate) and annual per-loan cost of servicing. A shift in the market for MSRs and MSLs or a change in our assessment of an input to the valuation of MSRs and MSLs can have a significant effect on their fair value and in our income for the period. The net fair value of MSRs and MSLs that we held at December 31, 2025 was $9.6 billion.

Following is a summary of the effect on fair value of MSRs of various changes to these key inputs at December 31, 2025:

	Effect on fair value of MSRs and MSLs of a change in input value (1)
Change in input	Prepayment speed	Option-adjusted spread	Servicing cost

	(in thousands)
(20)%	$747,036	$403,992	$202,122
(10)%	$358,322	$197,480	$101,061
(5)%	$175,589	$97,647	$50,531
5%	$(168,856)	$(95,530)	$(50,531)
10%	$(331,359)	$(189,008)	$(101,061)
20%	$(638,689)	$(370,059)	$(202,122)
(1)	This analysis holds constant all of the inputs other than the input that is being changed in order to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore, these analyses are not projections of the effects of a shock event or a change in our estimate of an input and should not be relied upon as earnings projections.

Accounting Developments

Refer to Note 3 – Significant Accounting Policies ‒ Recently Issued Accounting Pronouncement Adopted in 2025 to our consolidated financial statements for a discussion of recent accounting developments and the expected effect on the Company.

Business Trends

Recent macroeconomic trends and U.S. federal government actions with respect to trade, tariffs, government cost reduction initiatives, inflation and interest rates have led to significant volatility in financial markets and uncertainty regarding the economic outlook. Elevated interest rates in recent years have constrained growth in the size of the mortgage origination market, which is currently projected to increase from $1.9 trillion in 2025 to $2.3 trillion in 2026 according to mortgage industry economists.

The opportunity for refinancing has increased recently, driven by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds. Towards the end of the fourth quarter of 2025, we experienced higher prepayment speeds and increased runoff of MSRs that outpaced the growth of our production-related income. The current economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increased losses relating to the representations and warranties we provide in our loan sale transactions.

We expect to sell a portion of our conventional conforming correspondent loan production and all of our non-agency loans to PMT in the first quarter of 2026.

Results of Operations

Our results of operations are summarized below:

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands except per share amounts)
Revenues:
Loan production revenues (1)	$1,331,393	$1,029,359	$719,887
Net loan servicing fees	705,699	533,655	642,600
Net interest expense	(36,108)	(25,782)	(4,853)
Other	45,552	56,499	44,022
Total net revenues	2,046,536	1,593,731	1,401,656
Expenses:
Compensation	782,916	632,738	576,964
Loan origination	251,990	164,092	114,500
Technology	162,604	149,547	143,152
Servicing	122,626	105,997	69,433
Marketing and advertising	46,140	21,969	17,631
Legal settlements	—	1,591	162,770
Other	128,843	116,771	133,575
Total expenses	1,495,119	1,192,705	1,218,025
Income before provision for income taxes	551,417	401,026	183,631
Provision for income taxes	50,340	89,603	38,975
Net income	$501,077	$311,423	$144,656
Earnings per share
Basic	$9.69	$6.11	$2.89
Diluted	$9.30	$5.84	$2.74
Return on average stockholders' equity	12.4%	8.5%	4.1%
Dividends declared per share	$1.20	$1.00	$0.80
Income before provision for income taxes by reportable segment and corporate and other:
Production	$369,920	$311,231	$116,078
Servicing	324,893	205,002	368,392
Corporate and other	(143,396)	(115,207)	(300,839)
	$551,417	$401,026	$183,631
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (3)	$1,128,726	$1,076,393	$701,162
During the year:
Interest rate lock commitments issued (2)	$152,627,450	$114,813,116	$92,766,499
Unpaid principal balance of loans originated and purchased by PFSI and fulfilled for PMT	$146,102,988	$115,819,663	$99,435,041
Common stock closing per share prices:
High	$136.06	$116.58	$92.93
Low	$89.28	$83.31	$55.82
At end of year	$133.26	$101.38	$88.37
At end of year:
Interest rate lock commitments outstanding	$13,474,638	$7,801,677	$6,349,628
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$462,035,445	$426,074,748	$370,269,011
Loans held for sale	8,930,477	8,128,914	4,294,689
	470,965,922	434,203,662	374,563,700
Subserviced for:
PMT	226,774,067	230,753,581	232,653,069
Interim servicing	24,257,095	806,584	—
Other non-affiliates	11,616,738	—	—
	262,647,900	231,560,165	232,653,069
	$733,613,822	$665,763,827	$607,216,769
Book value per share	$82.77	$74.54	$70.52
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

(3)	To provide investors with information in addition to our results as determined by GAAP, we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income or any other performance measure calculated in accordance with GAAP.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for each of the years indicated:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Net income	$501,077	$311,423	$144,656
Provision for income taxes	50,340	89,603	38,975
Income before provision for income taxes	551,417	401,026	183,631
Depreciation and amortization	54,392	55,984	53,214
Decrease (increase) in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	251,672	(407,388)	(56,807)
Hedging (gains) losses associated with MSRs	(56,546)	832,483	236,778
Stock‑based compensation	36,229	20,868	27,582
Interest expense on corporate debt	291,562	184,304	98,396
Effect of non-recurring gain from joint venture and arbitration accrual	—	(10,884)	158,368
Adjusted EBITDA	$1,128,726	$1,076,393	$701,162

Comparison of the years ended December 31, 2025, 2024 and 2023

Income Before Provisions for Income Taxes

In the year ended December 31, 2025, we recorded income before provision for income taxes of $551.4 million, an increase of $150.4 million, or 38%, from 2024. The increase was due to a $302.0 million increase in production revenues (net gains on sales of loans, loan origination fees and fulfillment fees) primarily due to higher production volumes and a $172.0 million increase in Net loan servicing fees resulting from growth in servicing fees, partially offset by a $302.4 million increase in total expenses. The increase in the total expense was primarily due to increases in compensation and loan origination expenses.

In the year ended December 31, 2024, we recorded income before provision for income taxes of $401.0 million, an increase of $217.4 million, or 118%, from 2023. The increase was due to a $309.5 million increase in production revenues primarily due to higher production volumes and gain on sale margins and a $25.3 million decrease in total expenses, partially offset by a $108.9 million decrease in Net loan servicing fees reflecting decreased valuation of our MSRs, net of hedging results primarily due to higher hedging costs. The decrease in the total expense was primarily due to decreases in legal settlements and professional services relating to a claim against us by Black Knight Servicing Technologies, LLC, partially offset by increases in compensation, loan origination and servicing expenses.

Net gains on loans held for sale at fair value

In the year ended December 31, 2025, we recognized Net gains on loans held for sale at fair value totaling $1.1 billion, as compared to $817.4 million and $545.9 million in 2024 and 2023, respectively. The increase in Net gains on loans held for sale at fair value for the year ended December 31, 2025 compared to 2024 was primarily due to increased volumes across all production channels. The increase in Net gains on loans held for sale at fair value for the year ended December 31, 2024 compared to 2023 was primarily due to increased volumes and gain on sale margins across all production channels.

Our net gains on loans held for sale are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(1,503,302)	$(1,731,125)	$(1,337,613)
Hedging activities	(539,291)	495,429	(99,515)
Total cash losses	(2,042,593)	(1,235,696)	(1,437,128)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of year:
Interest rate lock commitments	91,363	(56,028)	63,749
Loans	(91,558)	71,226	(71,425)
Hedging derivatives	137,623	(244,124)	146,456
	137,428	(228,926)	138,780
Mortgage servicing rights resulting from loan sales	2,940,455	2,280,830	1,849,957
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(17,189)	(16,486)	(12,997)
Reductions in liability due to changes in estimate	7,945	13,579	9,115
Total non-cash gains	3,068,639	2,048,997	1,984,855
Total gains on sale from non-affiliates	1,026,046	813,301	547,727
From PennyMac Mortgage Investment Trust	45,708	4,067	(1,784)
	$1,071,754	$817,368	$545,943
During the year:
Interest rate lock commitments issued (1):
By loan type:
Government-insured or guaranteed	$70,433,573	$58,134,977	$50,202,197
Conventional conforming	74,090,145	52,781,188	41,388,408
Jumbo	5,783,682	2,190,238	154,899
Closed-end second lien mortgage	2,320,050	1,706,713	1,020,995
	$152,627,450	$114,813,116	$92,766,499
By production channel:
Correspondent	$103,410,807	$83,669,855	$73,949,658
Broker direct	28,149,824	17,424,790	11,149,351
Consumer direct	21,066,819	13,718,471	7,667,490
	$152,627,450	$114,813,116	$92,766,499
At end of year:
Loans held for sale at fair value	$9,123,410	$8,217,468	$4,420,691
Commitments to fund and purchase loans	$13,474,638	$7,801,677	$6,349,628
(1)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

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

The MSRs, MSLs, and liability for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 273% of our gain on sale of loans at fair value for the year ended December 31, 2025, as compared to 279% and 338% in 2024 and 2023, respectively. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the loans with the identified defects or indemnify the purchaser or insurer against future credit losses. In such cases, we bear any subsequent credit loss on the loans. Our credit loss may be reduced by any recourse we have to correspondent originators that sold such loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

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

In the years ended December 31, 2025, 2024, and 2023 we recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $17.2 million, $16.5 million, and $13.0 million, respectively. The increase in provision relating to current loan sales from the year ended December 31, 2025 compared to the years ended December 31, 2024 and 2023 reflects the increase in our loan production volume in 2025.

We also recorded reductions in the liability relating to previously sold loans of $7.9 million, $13.6 million, and $9.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively. The reductions in the liability relating to previously sold loans resulted from those loans meeting performance criteria established by the Agencies which significantly limits the likelihood of certain repurchase or indemnification claims.

Following is a summary of mortgage loan indemnification and repurchase activity and the unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
During the year:
Indemnification activity:
Loans indemnified at beginning of year	$101,867	$75,724	$35,961
New indemnifications	27,302	32,559	43,469
Less indemnified loans sold, repaid or refinanced	9,039	6,416	3,706
Loans indemnified at end of year	$120,130	$101,867	$75,724
Repurchase activity:
Total loans repurchased	$113,824	$89,749	$50,327
Less:
Loans repurchased by correspondent lenders	70,905	58,855	23,327
Loans repaid by borrowers or resold	34,568	24,335	72,511
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$8,351	$6,559	$(45,511)
Losses charged to liability for representations and warranties	$3,479	$4,566	$5,515
At end of year:
Unpaid principal balance of loans subject to representations and warranties	$490,792,523	$413,382,503	$354,423,684
Liability for representations and warranties	$34,894	$29,129	$30,788

In the year ended December 31, 2025, we repurchased loans with unpaid principal balances totaling $113.8 million and charged $3.5 million in net incurred losses relating to repurchases against our liability for representations and warranties. Our losses arising from representations and warranties have historically been reduced by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

If the outstanding balance of loans we purchase and sell subject to representations and warranties increases, the loans sold continue to season, economic conditions change, correspondent lenders become unwilling or unable to repurchase defective loans, or investor and insurer loss mitigation strategies change, the level of repurchase and loss activity may increase. Furthermore, as economic conditions, such as interest rates, home values and borrower default rates change, our realized loss rates may increase. Such increases may require us to adjust our estimate of future losses relating to loans previously sold. Such increased loss estimates would be recognized in Net gains on loans held for sale at fair value in the period we recognize the change.

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

Loan origination fees

Following is a summary of our loan origination fees:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Loan origination fee revenue	$235,835	$185,700	$146,118
Unpaid principal balance of loans purchased and originated for sale to non-affiliates	$139,526,158	$102,373,179	$84,536,740

Loan origination fees increased $50.1 million and $39.6 million in the year ended December 31, 2025 and 2024, respectively, compared to 2024 and 2023, respectively, primarily due to increases in volume across all production channels.

Fulfillment fees from PennyMac Mortgage Investment Trust

Following is a summary of our fulfillment fees:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Fulfillment fee revenue	$23,804	$26,291	$27,826
Unpaid principal balance of loans fulfilled subject to fulfillment fees	$12,893,224	$13,446,484	$14,898,301
Average fulfillment fee rate (in basis points)	18	20	19

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. We charge fulfillment fees based on the number of loans we lock and fulfill for PMT.

Fulfillment fees decreased $2.5 million and $1.5 million in the years ended December 31, 2025 and 2024, respectively, compared to 2024 and 2023, respectively, primarily due to decreases in correspondent loan production volumes for PMT’s account.

Net loan servicing fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Loan servicing fees	$1,976,845	$1,716,228	$1,403,599
Subservicing fees	85,588	83,252	81,347
Effects of MSRs and MSLs net of hedging results	(1,356,734)	(1,265,825)	(842,346)
Net loan servicing fees	$705,699	$533,655	$642,600

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
From owned servicing	$1,776,557	$1,529,452	$1,268,650
Subservicing:
From PennyMac Mortgage Investment Trust	84,432	83,252	81,347
From non-affiliates	1,156	—	—
	85,588	83,252	81,347
Other:
Late charges	95,514	85,390	65,781
Other	104,774	101,386	69,168
	200,288	186,776	134,949
	$2,062,433	$1,799,480	$1,484,946
Average UPB of loans serviced:
MSRs and MSLs	$455,045,525	$396,588,047	$338,373,762
Subservicing	$236,486,530	$231,303,048	$234,303,254

Loan servicing fees from non-affiliates generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the unpaid principal balance of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from PMT are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 4 – Transactions with Related Parties to the consolidated financial statements included in this Annual Report. Subservicing fees from non-affiliates are based upon rates negotiated between the Company and the owner of the servicing rights at the time a subservicing agreement is entered into. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees and fees charged to correspondent lenders relating to loans that are repaid shortly after we purchase them.

The increases in loan servicing fees from non-affiliates for the year ended December 31, 2025, compared to 2024 and 2023, were primarily due to growth of our loan servicing portfolio. The increase in other loan servicing fees for the year ended December 31, 2025 compared to 2024 and 2023 were primarily due to growth in late charges and in incentive fees we receive for effecting modifications of delinquent loans.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities Net of Hedging Results

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of the contractual servicing fees and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value by entering into derivative transactions and holding principal-only stripped mortgage-backed securities.

Change in fair value of MSR, MSL and ESS and the related hedging results are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$(251,672)	$407,388	$56,807
Hedging results	56,546	(832,483)	(236,778)
	(195,126)	(425,095)	(179,971)
Changes in fair value attributable to realization of cash flows	(1,161,608)	(840,730)	(662,375)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(1,356,734)	$(1,265,825)	$(842,346)
Average balances:
Mortgage servicing rights	$9,337,003	$7,828,518	$6,552,321
Mortgage servicing liabilities	$1,626	$1,724	$1,938
At end of year:
Mortgage servicing rights	$9,598,941	$8,744,528	$7,099,348
Mortgage servicing liabilities	$1,572	$1,683	$1,805

Changes in the fair value of MSRs and MSLs attributable to changes in fair value inputs decreased in the year ended December 31, 2025 compared to 2024 and 2023 primarily due to the effect on fair value of a decrease in interest rates during 2025 compared to the higher rate environments in 2024 and 2023. Decreasing interest rates increase the rate of prepayments of the underlying loans associated with the servicing rights, which decreases the cash flows expected from the servicing rights, while increasing interest rates have the opposite effect.

Hedging results reflect valuation losses attributable to the effects of interest rate decreases on the fair value of the hedging instruments, as well as the embedded costs of maintaining the hedge positions in the years ended December 31, 2025, 2024 and 2023.

Changes in realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. Realization of cash flows increased in the year ended December 31, 2025 compared to 2024 and 2023 due to both the growth in our investment in MSRs and the effect of increased expected and realized prepayment speeds that increases the projected rate of realization of future cash flows on the MSR asset.

Following is a summary of our loan servicing portfolio:

	December 31,
	2025	2024

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$448,035,447	$410,393,342
Purchased and assumed	13,999,998	15,681,406
	462,035,445	426,074,748
Loans held for sale	8,930,477	8,128,914
	470,965,922	434,203,662
Subserviced for:
PennyMac Mortgage Investment Trust	226,774,067	230,745,995
Interim servicing	24,257,095	806,584
Other non-affiliates	11,616,738	—
	262,647,900	231,552,579
Total loans serviced	$733,613,822	$665,763,827
Delinquencies:
Owned servicing:
30-89 days	$18,562,892	$17,933,800
90 days or more	11,364,962	9,023,217
	$29,927,854	$26,957,017
Subservicing:
30-89 days	$4,018,484	$2,673,329
90 days or more	1,922,015	1,319,190
	$5,940,499	$3,992,519

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of December 31, 2025:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$161,035,931	741	4.9%	46	317	$217	685	92%	72%	7.5%
VA	117,520,483	418	4.3%	42	317	$281	732	91%	73%	2.1%
USDA	20,254,590	136	4.3%	64	300	$149	701	98%	66%	5.9%
Government-sponsored entities:
Freddie Mac	81,456,332	227	6.0%	19	332	$359	762	77%	71%	0.7%
Fannie Mae	64,875,535	197	5.3%	30	318	$329	763	76%	65%	0.6%
Closed-end second lien mortgage loans	2,811,513	36	9.2%	12	250	$78	745	19%	19%	0.3%
Other (3)	14,081,061	33	6.7%	13	346	$425	775	75%	71%	0.3%
	$462,035,445	1,788	5.0%	37	320	$258	726	86%	71%	3.6%
(1)	Loan-to-Value

(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.

(3)	Represents conventional loans sold to private investors.

Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Interest income:
Cash and short-term investment	$43,366	$56,252	$68,457
Principal-only stripped mortgage-backed securities	47,009	26,035	—
Loans held for sale	435,335	326,697	279,506
Placement fees relating to custodial funds	396,645	383,798	284,877
Other	2,092	784	84
	924,447	793,566	632,924
Interest expense:
Short-term debt	466,814	410,381	295,418
Long-term debt	414,369	348,465	309,481
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	63,825	46,385	21,538
Interest on mortgage loan impound deposits	12,201	11,298	9,795
Other	3,346	2,819	1,545
	960,555	819,348	637,777
	$(36,108)	$(25,782)	$(4,853)

Net interest expense increased $10.3 million in the year ended December 31, 2025 compared to 2024. The increase was primarily due to:

●	an increase of $122.3 million in interest expense on borrowings due to the growth in our balance sheet;

●	an increase of $17.4 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting increased loan payoffs as a result of increased borrower refinancing activity due to decreased interest rates during 2025 (when a borrower repays a loan, we are frequently responsible for paying the full month’s interest to the holders of the Agency securities that are backed by the loan regardless of the date the borrower repays the loan); and

●	a decrease of $ 12.9 million in interest income from cash balances primarily due to lower average balances; partially offset by

●	an increase of $108.6 million in interest income from loans held for sale reflecting higher average levels of inventory;

●	an increase of $21.0 million in interest income from principal-only stripped mortgage-backed securities; and

●	an increase of $12.8 million in placement fees we receive relating to custodial funds that we manage due to increased average outstanding balances.

Net interest expense increased $20.9 million in the year ended December 31, 2024 compared to 2023. The increase was primarily due to:

●	an increase of $153.9 million in interest expense on borrowings due to the growth in our balance sheet and an increase in the leverage of our balance sheet;

●	an increase of $24.8 million in interest shortfall on repayments of loans serviced for Agency securitizations, reflecting higher loan payoffs as a result of increased borrower refinancing activity due to decreased interest rates during part of 2024; and

●	a decrease of $ 12.2 million in interest income from cash balances reflecting lower average balances; partially offset by

●	an increase of $98.9 million in placement fees we receive relating to custodial funds that we manage due to increased average outstanding balances and higher average placement fee rates;

●	an increase of $47.2 million in interest income from loans held for sale reflecting higher average levels of inventory; and

●	an increase of $26.0 million in interest income from principal-only stripped mortgage-backed securities purchased in 2024.

Management fees are summarized below:

	Year ended December 31,
	2025	2024	2023

Base management	$27,649	$28,623	$28,762
Average net assets of PMT during the year	$1,843,549	$1,908,287	$1,917,642

Management fees decreased $1.0 million and $139,000 in the year ended December 31, 2025 and 2024 compared to 2024 and 2023, respectively, reflecting the decrease in PMT’s average shareholders’ equity upon which its base management fees are based.

Expenses

Compensation

Our compensation expense is summarized below:

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands)
Salaries and wages	$465,860	$387,672	$377,582
Incentive compensation	187,395	143,317	95,790
Taxes and benefits	93,432	80,881	76,010
Stock and unit-based compensation	36,229	20,868	27,582
	$782,916	$632,738	$576,964
Head count:
Average	4,759	4,107	4,115
Year end	5,241	4,455	3,914

Compensation expense increased $150.2 million in the year ended December 31, 2025 compared to 2024. The increase was primarily due to an increase in head count and increased incentive compensation reflecting higher loan production volume and higher company profitability, which resulted in increased bonus accruals.

Compensation expense increased $55.8 million in the year ended December 31, 2024, compared to 2023. The increase was primarily due to an increase in performance-based incentives in our mortgage banking business resulting from higher loan origination volumes and higher achievement of profitability targets as well as increases in cost of salaries.

Loan origination

Loan origination expense increased $87.9 million and $49.6 million in the years ended December 31, 2025 and 2024 compared to 2024 and 2023, respectively, due to increased lending activities.

Marketing and advertising

Marketing and advertising expenses increased $24.2 million and $4.3 million in the years ended December 31, 2025 and 2024 compared to 2024 and 2023, respectively, primarily due to additional marketing expenses incurred as an Official Supporter of Team USA and increased marketing expenses for consumer direct lending.

Servicing

Servicing expense increased $16.6 million and $36.6 million in the years ended December 31, 2025 and 2024 compared to 2024 and 2023, respectively, primarily due to an increase in provision for losses on servicing advances resulting from higher delinquent loan balances during the years ended December 31, 2025 and 2024 compared to 2024 and 2023, respectively.

Technology

Technology expenses increased $13.1 million and $6.4 million in the years ended December 31, 2025 and 2024 compared to 2024 and 2023, respectively. The increases were primarily due to increases in virtual desktop and cloud-related expenses and a $4.6 million impairment of capitalized software recorded during the year ended December 31, 2025.

Provision for income taxes

For the years ended December 31, 2025, 2024 and 2023, our effective income tax rates were 9.1%, 22.3%, and 21.2%, respectively. The effective income tax rate for 2025 is lower compared to 2024 and 2023 due to the enactment of California Senate Bill 132, signed into law June 27, 2025 and effective January 1, 2025. The law requires financial institutions to apportion their California income using a single sales factor instead of a factor equally weighted with property, payroll and sales. Our effective income tax rate for 2025 includes a repricing of the net deferred tax liabilities resulting from this apportionment rule change along with a reduction in the booking tax rate.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,
	2025	2024

	(in thousands)
ASSETS
Cash and short-term investment	$711,717	$659,035
Principal-only stripped mortgage-backed securities	722,528	825,865
Loans held for sale at fair value	9,123,410	8,217,468
Derivative assets	187,775	113,076
Servicing advances, net	589,542	568,512
Mortgage servicing rights at fair value	9,598,941	8,744,528
Investments in and advances to affiliates	18,063	31,150
Loans eligible for repurchase	7,409,800	6,157,172
Other	1,026,913	770,081
Total assets	$29,388,689	$26,086,887

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$9,490,620	$9,181,719
Long-term debt	6,157,763	5,213,004
	15,648,383	14,394,723
Liability for loans eligible for repurchase	7,409,800	6,157,172
Income taxes payable	1,184,020	1,131,000
Other	837,510	574,341
Total liabilities	25,079,713	22,257,236
Stockholders' equity	4,308,976	3,829,651
Total liabilities and stockholders' equity	$29,388,689	$26,086,887
Leverage ratios:
Total debt / Stockholders' equity	3.6	3.8
Total debt / Tangible stockholders' equity (1)	3.7	3.9
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $3.3 billion from $26.1 billion at December 31, 2024 to $29.4 billion at December 31, 2025. The increase was primarily due to a $1.3 billion increase in loans eligible for repurchase, a $905.9 million increase in loans held for sale at fair value and a $854.4 million increase in MSRs.

Total liabilities increased by $2.8 billion from $22.3 billion as of December 31, 2024 to $25.1 billion at December 31, 2025. The increase was primarily due to a $945 million increase in long-term debt, along with increased short-term debt used to fund our inventory of loans held for sale and a $1.3 billion increase in liability for loans eligible for repurchase.

Cash Flows

Our cash flows for the three years ended December 31, 2025 are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Operating	$(1,651,984)	$(4,533,270)	$(1,582,219)
Investing	552,493	(1,887,955)	(273,288)
Financing	1,162,689	5,721,336	1,465,339
Net increase (decrease) in cash	$63,198	$(699,889)	$(390,168)

Operating activities

Net cash used in operating activities totaled $1.7 billion, $4.5 billion and $1.6 billion in the years ended December 31, 2025, 2024, and 2023, respectively. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of loans held for sale as shown below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows from:
Loans held for sale	$(2,648,202)	$(5,273,630)	$(2,190,009)
Other operating sources	996,218	740,360	607,790
	$(1,651,984)	$(4,533,270)	$(1,582,219)

Investing activities

Net cash provided by investing activities was $552.5 million in the year ended December 31, 2025, primarily comprised of a $615.2 million sale of MSRs, $193.1 million from the repayment of principal-only stripped mortgage-backed securities and $154.4 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $369.6 million increase in margin deposits.

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

Financing activities

Net cash provided by financing activities was $1.2 billion in the year ended December 31, 2025, primarily due to a $309.9 million increase in short-term borrowings and a $944.8 million increase in long-term borrowings. The increase in borrowings reflects the increase in inventory of loans held for sale and our investment in MSRs.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings, proceeds from and issuance of equity or debt offerings. We believe that our liquidity and capital resources are sufficient.

Our current borrowing strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. Our borrowing activities are in the form of sales of assets under agreements to repurchase, sales of mortgage loan participation purchase and sale certificates, notes payable, and unsecured senior notes. A significant amount of our borrowings have short-term maturities and provide for advances with terms ranging from 30 days to 364 days. Because a significant portion of our current debt facilities consist of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

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

On May 8, 2025, PFSI issued $850 million in 6.875% unsecured senior notes due in 2032 in a private placement to “qualified institutional buyers” under Rule 144A of the Securities Act.

On May 12, 2025, PFSI redeemed $650 million in 5.375% unsecured senior notes due in October 2025.

On June 20, 2025, PFSI, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, redeemed $500 million of secured term notes due in May 2027 in a private placement.

On August 12, 2025, PFSI issued $650 million in 6.75% unsecured senior notes due in 2034 in a private placement to “qualified institutional buyers” under Rule 144A of the Securities Act.

On August 14, 2025, PFSI, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, issued $300 million of secured term notes due in August 2030 in a private placement.

On August 25, 2025, PFSI, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, partially redeemed $200 million of secured term loans due in February 2028.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The table below presents the average outstanding, maximum and ending balances:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Average balance	$7,336,946	$5,474,998	$3,701,448
Maximum daily balance	$10,557,165	$8,591,735	$6,358,007
Balance at year end	$8,801,215	$8,692,756	$3,769,449

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for their approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with the Agency’s requirements as of December 31, 2025.

We have a common stock repurchase program which allows us to repurchase common shares as further disclosed in Part II, Item 5 – Stock Repurchase Program. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through December 31, 2025, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with certain financial covenants, as described further above in “Liquidity and Capital Resources,” and various non-financial covenants customary for transactions of this nature. As of December 31, 2025, we believe PLS was in compliance in all material respects with these covenants.

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

Our borrowings have maturities as follows:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Atlas Securitized Products, L.P.	$2,991,222	$2,991,222	$300,000	December 10, 2027
Bank of America, N.A.	$1,087,560	$1,525,000	$800,000	June 9, 2027
Royal Bank of Canada	$534,163	$1,000,000	$500,000	November 10, 2026
JP Morgan Chase Bank, N.A.	$505,234	$505,234	$—	June 28, 2026
Nomura Corporate Funding Americas	$446,608	$700,000	$—	August 4, 2026
Citibank, N.A.	$444,851	$1,050,000	$700,000	August 21, 2026
Wells Fargo Bank, N.A.	$440,071	$600,000	$300,000	June 11, 2027
Morgan Stanley Bank, N.A.	$407,678	$700,000	$350,000	October 22, 2027
BNP Paribas	$342,500	$600,000	$250,000	September 30, 2026
Barclays Bank PLC	$229,055	$300,000	$250,000	March 6, 2026
Goldman Sachs Bank USA	$118,428	$200,000	$100,000	February 13, 2027
Mizuho Bank, Ltd.	$99,588	$250,000	$125,000	October 14, 2026
JP Morgan Chase Bank, N.A. (Early buy out facility)	$13,940	$494,766	$150,000	June 25, 2027
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$160,000	$258,778	$258,778	December 10, 2027
Nomura Corporate Funding Americas	$150,000	$550,000	$550,000	September 9, 2026
Goldman Sachs Bank USA	$50,000	$550,000	$200,000	October 25, 2026
Mizuho Bank, Ltd.	$50,000	$350,000	$350,000	July 25, 2026
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$248,729
Santander US Capital Markets LLC	$238,668
Wells Fargo Bank, N.A.	$210,023
Bank of America, N.A.	$32,897
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$697,087	$750,000	$—	June 10, 2026
Notes payable
GMSR 2023-GTL1 Loans	$480,000	$480,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
GMSR 2025-GT1 Notes	$300,000	$300,000		August 26, 2030
Barclays FHLMC MSR Facility	$—	$200,000	$100,000	March 6, 2026
Citibank, N.A. FHLMC MSR Facility	$—	$100,000	$—	August 21, 2026
Unsecured senior notes
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
Unsecured Notes - 6.875%	$850,000			May 15, 2032
Unsecured Notes - 6.75%	$650,000			February 15, 2034
(1)	Outstanding indebtedness as of December 31, 2025.

(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,642,963	March 6, 2027	March 6, 2027
Atlas Securitized Products, L.P.	$267,343	April 17, 2026	December 10, 2027
Bank of America, N.A.	$89,902	February 1, 2026	June 9, 2027
Royal Bank of Canada	$33,291	January 28, 2026	November 10, 2026
JP Morgan Chase Bank, N.A.	$31,391	April 9, 2026	July 7, 2026
Nomura Corporate Funding Americas	$26,440	March 19, 2026	August 4, 2026
Citibank, N.A.	$23,075	March 10, 2026	August 21, 2026
Morgan Stanley Bank, N.A.	$24,184	March 16, 2026	October 22, 2027
Wells Fargo Bank, N.A.	$19,335	March 14, 2026	June 11, 2027
BNP Paribas	$17,721	March 21, 2026	September 30, 2026
Barclays Bank PLC	$16,492	March 5, 2026	March 6, 2026
Mizuho Bank, Ltd.	$9,213	May 25, 2026	October 14, 2026
Goldman Sachs Bank USA	$6,754	March 18, 2026	February 13, 2027
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from August 4, 2026 through December 10, 2027.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$3,179	January 28, 2026
JP Morgan Chase Bank, N.A.	$20,591	January 7, 2026
Wells Fargo Bank, N.A.	$17,918	January 23, 2026
Santander US Capital Markets LLC	$13,956	January 15, 2026

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

Our strategies are regularly reviewed within a disciplined risk management framework. We use a variety of interest rate and spread shifts and scenarios and define target limits for market value and liquidity loss in those scenarios. With respect to our IRLCs and inventory of loans held for sale, we use MBS forward sale contracts to lock in the price at which we will sell the mortgage loans or resulting MBS, and further use MBS put options to mitigate the risk of our IRLCs not closing at the rate we expect. With respect to our MSRs, we seek to mitigate mortgage-based loss exposure utilizing MBS forward purchase and sale contracts and principal-only stripped MBS, address exposures to smaller interest rate shifts with Treasury and interest rate swap futures, and use options and swaptions to achieve target coverage levels for larger interest rate shocks.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of December 31, 2025, given several shifts in prepayment speed, option adjusted spread and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$747,036	$358,322	$175,589	$(168,856)	$(331,359)	$(638,689)
Option adjusted spread	$403,992	$197,480	$97,647	$(95,530)	$(189,008)	$(370,059)
Annual per-loan cost of servicing	$202,122	$101,061	$50,531	$(50,531)	$(101,061)	$(202,122)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 20, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

February 20, 2026

Item 9B. Other Information

Trading Plans

As of December 31, 2025, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On October 23, 2025, Derek W. Stark, Senior Managing Director, Chief Legal Officer and Secretary, adopted a trading plan to sell: (1) Company common stock shares received upon the vesting of 2,819 time-based restricted stock units, and (2) Company common stock shares received upon the vesting of 14,405 performance-based restricted stock units assuming a maximum level performance achievement. The trading plan will expire on December 31, 2026. Mr. Stark’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended December 31, 2025, none of our other directors or executive officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of a “Rule 10b5-1 trading.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025. We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities applicable to our directors, officers, and employees, and have implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Report.

Item 11. Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

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

The following table provides information about our former and current equity compensation plans as of December 31, 2025, which consist of the 2013 Equity Incentive Plan and the 2022 Equity Incentive Plan (collectively the “Equity Incentive Plans”):

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights (1)	column (a)) (2)
Equity compensation plans approved by security holders (3)	3,920,495	$48.10	5,686,248
Equity compensation plans not approved by security holders (4)	—	—	—
Total	3,920,495	$48.10	5,686,248
(1)	The weighted average exercise price set forth in this column relates only to 2,843,334 shares of stock options outstanding under our Equity Incentive Plans. The remaining securities included in column (a) of this table are performance and time-based restricted stock units, for which no exercise price applies.

(2)	This number includes a general pool of 4,600,000 shares of common stock authorized for future awards, initially authorized under the 2022 Equity Incentive Plan, plus, on or after January 1, 2023, and each January 1st thereafter through January 1, 2032, by an amount equal to the lesser of (i) 1.75% of our outstanding common stock on a fully diluted basis as of the end of our immediately preceding fiscal year, (ii) 1,322,024 shares, and (iii) any lower amount determined by our board of directors.

(3)	Represents our Equity Incentive Plans.

(4)	We do not have any equity plans that have not been approved by our stockholders.

The other information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, CA, PCAOB Auditor ID 34.

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed within 120 days after the end of fiscal year 2025.

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

		8-K	February 11, 2021

4.3	Form of Global Note for 4.25% Senior Notes due 2029 (Included in Exhibit 4.6).	8-K	February 11, 2021

4.4

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

		8-K	September 16, 2021

4.6	Form of Global Note for 5.750% Senior Notes due 2031 (included in Exhibit 4.9).	8-K	September 16, 2021

4.7

Indenture, dated as of December 11, 2023, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 7.875% Senior Notes due 2029.

		8-K	December 11, 2023

4.8	Form of Global Note for 7.875% Senior Notes due 2029 (included in Exhibit 4.11).	8-K	December 11, 2023

4.9

Indenture, dated as of May 23, 2024, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 7.125% Senior Notes due 2030.

		8-K	May 23, 2024

4.10	Form of Global Note for 7.125% Senior Notes due 2030 (included in Exhibit 4.13).	8-K	May 23, 2024

4.11

Indenture, dated as of February 6, 2025, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.875% Senior Notes due 2033.

		8-K	February 6, 2025

4.12	Form of Global Note for 6.875% Senior Notes due 2033 (included in Exhibit 4.11).	8-K	February 6, 2025

4.13

Indenture, dated as of May 8, 2025, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.875% Senior Notes due 2032.

		8-K	May 8, 2025

4.14	Form of Global Note for 6.875% Senior Notes due 2032 (included in Exhibit 4.13).	8-K	May 8, 2025

4.15

Indenture, dated as of August 12, 2025, among PennyMac Financial Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 6.750% Senior Notes due 2034.

		8-K	August 12, 2025

4.16	Form of Global Note for 6.750% Senior Notes due 2034 (included in Exhibit 4.15).	8-K	August 12, 2025

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

4.17

Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		8-K	April 7, 2020

4.18

Amendment No. 1 to Third Amended and Restated Base Indenture, dated as of June 8, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and Pentalpha Surveillance LLC.

		8-K	June 14, 2022
4.19

Amendment No. 2 to Third Amended and Restated Base Indenture, dated as of June 9, 2022, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC and Pentalpha Surveillance LLC.

		10-Q	August 5, 2022

4.20

Amendment No. 3, dated February 7, 2023, to the Third Amended and Restated Base Indenture, dated as of April 1, 2020, by and among PNMAC GMSR ISSUER TRUST, Citibank, N.A., as Indenture Trustee, PennyMac Loan Services, LLC, Credit Suisse First Boston Mortgage Capital LLC, and consented and agreed to by Goldman Sachs Bank USA.

		8-K	February 13, 2023

4.21

Base Indenture, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, PennyMac Loan Services, LLC, as Servicer and Administrator, and Credit Suisse First Boston Mortgage Capital LLC, as Administrative Agent.

		8-K	May 3, 2021
4.22

Amendment No. 1, dated November 21, 2025, to the Base Indenture, dated as of April 28, 2021, by and among PFSI ISSUER TRUST - FMSR, as Issuer, Citibank, N.A., as Indenture Trustee, Calculation Agent, Paying Agent and Securities Intermediary, PennyMac Loan Services, LLC, as Servicer and Administrator, and Goldman Sachs Bank USA, as Administrative Agent.

*

4.23	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant hereby agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt. The amount of securities authorized under each such other instrument does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.	-	-

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.1	Fifth Amended and Restated Limited Liability Company Agreement of Private National Mortgage Acceptance Company, LLC, dated as of November 1, 2018.	8-K12B	November 1, 2018

10.2	Tax Receivable Agreement, dated as of May 8, 2013, between PennyMac Financial Services, Inc., Private National Mortgage Acceptance Company, LLC and each of the Members.	8-K	May 14, 2013

10.3	Amended and Restated Registration Rights Agreement, dated as of November 1, 2018, among PennyMac Financial Services, Inc., New PennyMac Financial Services, Inc. and the Holders.	8-K12B	November 1, 2018

10.4	Fourth Amended and Restated Stockholder Agreement, dated as of December 31, 2024, between PennyMac Financial Services, Inc. and HC Partners LLC.	8-K	January 3, 2025

10.5†	Employment Agreement, dated December 13, 2022, among David A. Spector, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.6†	Employment Agreement, dated December 13, 2022 among Doug Jones, Private National Mortgage Acceptance Company, LLC and PennyMac Financial Services, Inc.	8-K	December 16, 2022

10.7†	Form of PennyMac Financial Services, Inc. Indemnification Agreement.	10-K	February 25, 2021

10.8†	PennyMac Financial Services, Inc. Change of Control Severance Plan.	8-K	September 28, 2021

10.9†	PennyMac Financial Services, Inc. Executive Deferred Compensation Plan.	S-8	June 5, 2024

10.10†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	8-K	May 14, 2013

10.11†	First Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	March 9, 2018

10.12†	Second Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	DEF14A	April 17, 2018

10.13†	Third Amendment to the PennyMac Financial Services, Inc. 2013 Equity Incentive Plan.	10-K	February 25, 2021

10.14†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2013).	8-K	June 17, 2013

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.15†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2018).	10-Q	August 2, 2018

10.16†	Omnibus Amendment to PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Stock Option Award Agreement.	10-K	March 5, 2019

10.17†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2020).	10-Q	May 7, 2020

10.18†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (Special Option 2020).	10-K	February 25, 2021

10.19†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	May 6, 2021

10.20†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Stock Option Award Agreement (2021).	10-Q	August 5, 2021

10.21†	PennyMac Financial Services, Inc. 2013 Equity Incentive Plan Form of Omnibus Amendment to Stock Option Award Agreements.	10-Q	August 5, 2021

10.22†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan.	10-K	February 22, 2023

10.23†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2023).	10-Q	May 3, 2023

10.24†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Net Share Withholding) (2023).	10-Q	May 3, 2023

10.25†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement (Sale to Cover) (2023).	10-Q	May 3, 2023

10.26†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Sale to Cover) (2023).	10-Q	May 3, 2023

10.27†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Performance Components Award Agreement (Net Share Withholding) (2023).	10-Q	May 3, 2023

10.28†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Subject to Continued Service Award Agreement for Non-Employee Directors (2023).	10-Q	May 3, 2023

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.29†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2025).	10-Q	April 29, 2025
10.30†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (2025).	10-Q	April 29, 2025

10.31†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Performance Based Restricted Stock Unit Award Agreement (2025).	10-Q	April 29, 2025

10.32†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) (2025).	10-Q	April 29, 2025

10.33

Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of December 16, 2024.

		8-K	December 19, 2024

10.34

Amendment No. 1 to Fourth Amended and Restated Management Agreement, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC, dated as of June 23, 2025.

		10-Q	July 29, 2025

10.35	Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.36	Amendment No. 1 to Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	10-Q	October 28, 2025

10.37	Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.38	Amendment No. 1 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of June 23, 2025.	10-Q	July 29, 2025

10.39	Amendment No. 2 to Third Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 16, 2025.	10-Q	October 28, 2025

10.40	Fourth Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 18, 2025.	*

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

10.41	Third Amended and Restated MSR Recapture Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of December 16, 2024.	8-K	December 19, 2024

10.42	Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of December 16, 2024.	8-K	December 19, 2024

10.43	Amendment No. 1 to Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of September 15, 2025.	10-Q	October 28, 2025

10.44	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 7, 2015

10.45	HELOC Flow Purchase and Servicing Agreement, dated as of February 25, 2019, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	May 6, 2019

10.46	Amended and Restated Mortgage Loan Purchase Agreement, dated as of December 18, 2025, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

19.1	PennyMac Financial Services, Inc. Policy Against Insider Trading	*

21.1	Subsidiaries of PennyMac Financial Services, Inc.	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

97	Recoupment of Incentive Compensation Policy For Executive Officers.	10-K	February 21, 2024

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

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

Item 16. Form 10-K Summary

Not applicable.

PENNYMAC FINANCIAL SERVICES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

PennyMac Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PennyMac Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Mortgage Servicing Rights (“MSRs”) – Refer to Notes 2, 3, 6 and 10 to the Financial Statements

Critical Audit Matter Description

The Company accounts for MSRs at fair value and categorizes its MSRs as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (“prepayment speed”), Option-Adjusted Spread (“OAS”) or pricing spread (OAS and pricing spread are components of the discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSRs’ fair value measurement.

We identified the fair value of MSRs, including the discount rate and prepayment speed assumptions used in the valuation of MSRs, as a critical audit matter because of the significant judgments made by management in determining these assumptions. Auditing these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rate and prepayment speed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of MSRs, including the discount rate and prepayment speed assumptions used by the Company to estimate the fair value of MSRs, included the following, among others:

●	We tested the design and operating effectiveness of internal controls over determining the fair value of MSRs, including those over the determination of the discount rate and prepayment speed assumptions
●	With the assistance of our fair value specialists, we evaluated the fair value of MSRs by comparing it against a fair value range that was independently developed using market data
●	We assessed the reasonableness of the discount rate and prepayment speed assumptions used within the valuation model by comparing the assumptions used by the Company to the assumptions used by the third-party valuation experts
●	We tested management’s process for determining the discount rate assumptions by comparing them to the implied discount rate within market transactions and other third-party information used by management

/s/ Deloitte & Touche LLP

Los Angeles, California

February 20, 2026

We have served as the Company’s auditor since 2008.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

	(in thousands, except share amounts)
ASSETS
Cash	$301,680	$238,482
Short-term investment at fair value	410,037	420,553
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	722,528	825,865
Loans held for sale at fair value (includes $8,983,503 and $8,140,834 pledged to creditors)	9,123,410	8,217,468
Derivative assets from non-affiliates	185,518	113,076
Derivative assets from PennyMac Mortgage Investment Trust	2,257	—
Servicing advances, net (includes valuation allowance of $103,574 and $85,788; $406,825 and $357,939 pledged to creditors)	589,542	568,512
Mortgage servicing rights at fair value (includes $9,367,851 and $8,609,388 pledged to creditors)	9,598,941	8,744,528
Investment in PennyMac Mortgage Investment Trust at fair value	941	944
Receivable from PennyMac Mortgage Investment Trust	17,122	30,206
Loans eligible for repurchase	7,409,800	6,157,172
Other (includes $10,393 and $16,697 pledged to creditors)	1,026,913	770,081
Total assets	$29,388,689	$26,086,887
LIABILITIES
Assets sold under agreements to repurchase	$8,794,002	$8,685,207
Mortgage loan participation purchase and sale agreements	696,618	496,512
Notes payable secured by mortgage servicing assets	1,326,021	2,048,972
Unsecured senior notes	4,831,742	3,164,032
Derivative liabilities to non-affiliates	9,559	40,900
Derivative liabilities to PennyMac Mortgage Investment Trust	6,247	—
Mortgage servicing liabilities at fair value	1,572	1,683
Accounts payable and accrued expenses	643,896	354,414
Payable to PennyMac Mortgage Investment Trust	116,585	122,317
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	24,757	25,898
Income taxes payable	1,184,020	1,131,000
Liability for loans eligible for repurchase	7,409,800	6,157,172
Liability for losses under representations and warranties	34,894	29,129
Total liabilities	25,079,713	22,257,236

Commitments and contingencies – Note 19

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 52,061,346 and 51,376,616 shares, respectively	5	5
Additional paid-in capital	96,870	56,072
Retained earnings	4,212,101	3,773,574
Total stockholders' equity	4,308,976	3,829,651
Total liabilities and stockholders' equity	$29,388,689	$26,086,887

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2025	2024	2023

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$1,026,046	$813,301	$547,727
From PennyMac Mortgage Investment Trust	45,708	4,067	(1,784)
	1,071,754	817,368	545,943
Loan origination fees:
From non-affiliates	234,298	183,197	142,902
From PennyMac Mortgage Investment Trust	1,537	2,503	3,216
	235,835	185,700	146,118
Fulfillment fees from PennyMac Mortgage Investment Trust	23,804	26,291	27,826
Net loan servicing fees:
Owned servicing:
Loan servicing fees	1,776,557	1,529,452	1,268,650
Other fees	200,288	186,776	134,949
	1,976,845	1,716,228	1,403,599
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(1,413,280)	(433,342)	(605,568)
Mortgage servicing rights hedging results	56,546	(832,483)	(236,778)
	(1,356,734)	(1,265,825)	(842,346)
	620,111	450,403	561,253
Subservicing:
From PennyMac Mortgage Investment Trust	84,432	83,252	81,347
From non-affiliates	1,156	—	—
	85,588	83,252	81,347
Net loan servicing fees	705,699	533,655	642,600
Management fees from PennyMac Mortgage Investment Trust	27,649	28,623	28,762
Net interest expense:
Interest income	924,447	793,566	632,924
Interest expense	960,555	819,348	637,777
Net interest expense	(36,108)	(25,782)	(4,853)
Results of real estate acquired in settlement of loans	(3,463)	864	1,545
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	117	(57)	312
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	1,141	201	—
Other	20,108	26,868	13,403
Total net revenues	2,046,536	1,593,731	1,401,656
Expenses
Compensation	782,916	632,738	576,964
Loan origination	251,990	164,092	114,500
Technology	162,604	149,547	143,152
Servicing	122,626	105,997	69,433
Marketing and advertising	46,140	21,969	17,631
Professional services	37,973	37,992	60,521
Occupancy and equipment	35,328	32,898	36,558
Legal settlements	—	1,591	162,770
Other	55,542	45,881	36,496
Total expenses	1,495,119	1,192,705	1,218,025
Income before provision for income taxes	551,417	401,026	183,631
Provision for income taxes	50,340	89,603	38,975
Net income	$501,077	$311,423	$144,656
Earnings per share
Basic	$9.69	$6.11	$2.89
Diluted	$9.30	$5.84	$2.74
Weighted average shares outstanding
Basic	51,728	50,990	49,978
Diluted	53,882	53,356	52,733

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional
	Number of	Par	paid-in	Retained
	shares	value	capital	earnings	Total

	(in thousands)
Balance at December 31, 2022	49,988	$5	$—	$3,471,044	$3,471,049
Net income	—	—	—	144,656	144,656
Stock based compensation	1,389	—	35,655	—	35,655
Issuance of common stock in settlement of directors' fees	3	—	180	—	180
Common stock dividends ($0.80 per share)	—	—	—	(41,446)	(41,446)
Repurchase of common stock	(1,201)	—	(11,548)	(59,943)	(71,491)
Balance at December 31, 2023	50,179	$5	$24,287	$3,514,311	$3,538,603
Net income	—	—	—	311,423	311,423
Stock based compensation	1,195	—	31,529	—	31,529
Issuance of common stock in settlement of directors' fees	3	—	256	—	256
Common stock dividends ($1.00 per share)	—	—	—	(52,160)	(52,160)
Balance at December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	501,077	501,077
Stock based compensation	732	—	45,303	—	45,303
Issuance of common stock in settlement of directors' fees	2	—	234	—	234
Common stock dividends ($1.20 per share) (1)	—	—	—	(62,550)	(62,550)
Repurchase of common stock	(50)	—	(4,739)	—	(4,739)
Balance at December 31, 2025	52,061	$5	$96,870	$4,212,101	$4,308,976
(1)	For tax purposes, the entire dividend amount is a return of capital to the stockholders.

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flow from operating activities
Net income	$501,077	$311,423	$144,656
Adjustments to reconcile net income to net cash used in operating activities:
Net gains on loans held for sale at fair value	(1,071,754)	(817,368)	(545,943)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	1,413,280	433,342	605,568
Mortgage servicing rights hedging results	(56,546)	832,483	236,778
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	(46,035)	(25,226)	—
Capitalization of interest on loans held for sale	(2,149)	(473)	(751)
Amortization of debt issuance costs	32,758	28,812	21,432
Results of real estate acquired in settlement in loans	3,463	(864)	(1,545)
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	3	177	(192)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	(1,141)	(201)	—
Stock-based compensation expense	36,229	20,868	27,582
Provision for servicing advance losses	46,985	32,962	3,271
Depreciation and amortization	54,392	55,984	53,214
Impairment of capitalized software	4,597	147	46
Amortization of operating lease right-of-use assets	14,963	13,676	16,804
Purchase of loans held for sale from non-affiliates	(60,191,323)	(2,862,610)	(2,057,135)
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	(52,895,921)	(81,997,773)	(72,441,699)
Origination of loans held for sale	(28,200,329)	(18,724,478)	(10,770,257)
Purchase of loans from Ginnie Mae securities and early buyout investors	(4,080,395)	(3,367,264)	(2,555,865)
Sale to non-affiliates and principal payment of loans held for sale	131,616,877	101,105,292	85,684,522
Sale of loans held for sale to PennyMac Mortgage Investment Trust	11,216,713	662,952	—
Repurchase of loans subject to representations and warranties	(113,824)	(89,749)	(49,575)
Increase in servicing advances	(252,078)	(15,941)	(76,614)
Decrease (increase) in receivable from PennyMac Mortgage Investment Trust	3,099	(4,464)	5,666
Sale of real estate acquired in settlement of loans	76,972	64,156	35,630
Increase in other assets	(63,898)	(95,757)	(60,442)
Increase (decrease) in accounts payable and accrued expenses	262,854	(78,651)	121,677
Decrease in operating lease liabilities	(18,317)	(17,924)	(21,158)
Increase (decrease) in payable to PennyMac Mortgage Investment Trust	4,444	(84,916)	1,969
Increase in income taxes payable	53,020	88,115	40,142
Net cash used in operating activities	(1,651,984)	(4,533,270)	(1,582,219)

Statements continue on the next page.

(Continued)PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flow from investing activities
Decrease (increase) in short-term investment	10,516	(410,285)	1,926
Purchase of principal-only stripped mortgage-backed securities	—	(935,356)	—
Repayment of principal-only stripped mortgage-backed securities	193,133	96,516	—
Sale of interest-only stripped mortgage-backed securities	—	202,186	98,066
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	154,406	(702,593)	(241,956)
Sale of mortgage servicing rights to non-affiliates	607,746	—	—
Sale of mortgage servicing rights to PennyMac Mortgage Investment Trust	7,484	—	—
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	—	305
Acquisition of capitalized software	(39,284)	(20,382)	(34,784)
Purchase of furniture, fixtures, equipment and leasehold improvements	(11,921)	(1,715)	(1,386)
Sale of furniture, fixtures and equipment	—	—	1,000
Increase in margin deposits	(369,587)	(116,326)	(96,459)
Net cash provided by (used in) investing activities	552,493	(1,887,955)	(273,288)
Cash flow from financing activities
Sale of assets under agreements to repurchase	144,491,731	109,006,699	85,352,643
Repurchase of assets sold under agreements to repurchase	(144,386,021)	(104,083,392)	(84,587,885)
Issuance of mortgage loan participation purchase and sale certificates	25,765,878	23,148,016	22,233,907
Repayment of mortgage loan participation purchase and sale certificates	(25,565,646)	(23,097,566)	(22,075,444)
Issuance of notes payable secured by mortgage servicing assets	575,000	1,050,000	1,005,000
Repayment of notes payable secured by mortgage servicing assets	(1,300,000)	(875,000)	(1,075,000)
Issuance of unsecured senior notes	2,350,000	650,000	750,000
Repayment of unsecured senior notes	(650,000)	—	—
Payment of debt issuance costs	(60,038)	(35,922)	(33,018)
Issuance of common stock by exercise of stock options	12,837	20,062	17,215
Payment of withholding taxes relating to stock-based compensation	(3,763)	(9,401)	(9,142)
Payment of dividends to holders of common stock	(62,550)	(52,160)	(41,446)
Repurchase of common stock	(4,739)	—	(71,491)
Net cash provided by financing activities	1,162,689	5,721,336	1,465,339
Net increase (decrease) in cash	63,198	(699,889)	(390,168)
Cash at beginning of year	238,482	938,371	1,328,539
Cash at end of year	$301,680	$238,482	$938,371
Supplemental cash flow information:
Cash paid for interest	$955,699	$797,212	$639,486
(Refunds received) cash paid for income taxes, net	$(2,680)	$1,488	$(1,167)
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$2,940,455	$2,280,830	$1,849,957
Unsettled portion of MSR sales	$57,421	$—	$—
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	$—	$202,186	$98,066
Operating right-of-use assets recognized	$40,148	$1,388	$2,893
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$234	$256	$180

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

●	Pennymac Capital Management, LLC (“PCM”)—a Delaware limited liability company registered with the Securities and Exchange Commission as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has an investment management agreement with PMT.

Note 2—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT and its subsidiaries (generally comprised of gains on mortgage loans held for sale, loan origination fees, fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividend received from PMT and expenses allocations charged to PMT) totaled 9%, 10% and 11% of total net revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Cash Flows

The Company held no restricted cash during the years presented. Therefore, the consolidated statements of cash flows do not include references to restricted cash or restricted cash equivalents.

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

Changes in the fair value of MSLs and MSRs are recognized in current period income in Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

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

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the loans. The Company’s credit loss may be reduced by any recourse it may have to correspondent loan sellers that, in turn, had sold such mortgage loans to the Company or PMT and breached similar or other representations and warranties. The Company has the right to seek a recovery of related repurchase losses directly from that correspondent loan seller or, for loans originally purchased by PMT, through PMT.

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

Loan Servicing Fees

Loan servicing fees are received by the Company for servicing loans. Loan servicing activities are described in Mortgage Servicing Rights and Mortgage Servicing Liabilities above. Loan servicing fee amounts relating to MSRs and MSLs are based upon fee rates established at the time a loan sale or securitization agreement is entered into. Loan servicing fee amounts relating to loans subserviced for PMT are detailed in Note 4 – Transactions with Related Parties. Loan servicing fee rates relating to loans subserviced for non-affiliates are based upon rates negotiated between the Company and the non-affiliate at the time a subservicing agreement is entered into.

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

Marketing and Advertising

Marketing and advertising (selling) expense represent expenditures for advertising, direct and digital mail solicitation, sponsorship and promotional activities. Marketing and advertising expense is recognized as incurred. Sponsorship agreements are amortized over the period covered by the sponsorship agreements on the straight-line basis.

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

Recently Issued Accounting Pronouncement Adopted in 2025

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

The Company adopted ASU 2023-09 using the retrospective method for the year ended December 31, 2025. Detailed disclosures are included in Note 18‒Income Taxes.

Note 4—Transactions with Related Parties

Transactions with PMT

Operating Activities

Mortgage Loan Production Activities and Mortgage Servicing Rights Recapture

Mortgage Loan Purchase Agreement

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

Under the mortgage banking services agreement, PMT retains the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by the Company through its correspondent channel at the Company’s cost plus accrued interest, less any loan administrative fees paid to the Company by the correspondent sellers and subject to quarterly fulfillment fee charges as described below. The Company may hold or otherwise sell correspondent loans to other investors, or to PMT at a later date, if PMT chooses not to purchase such loans. As a result of the new structure, the sourcing fee arrangement described below no longer has any effect for commitments to purchase correspondent loans made on or after July 1, 2025.

Fulfillment Services

Pursuant to the terms of a mortgage banking services agreement, the fulfillment fees shall not exceed the following:

●	the product of (i) the sum of $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, and (ii) the number of loan commitments relating to loans intended to be purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, divided by the total number of non-Ginnie Mae loan commitments issued during the quarter (in each case as determined after applying the applicable pull-through factor) plus
●	the product of (i) the sum of $315 for each purchased loan up to and including 16,500 per quarter and $195 for each purchased loan in excess of 16,500 per quarter, and (ii) the number of loans purchased by PMT during the quarter and thereafter retained by PMT prior to sale or securitization, divided by the total number of non-Ginnie Mae loans purchased during the quarter, plus
●	$500 multiplied by the number of all purchased loans that are securitized or sold to parties other than Fannie Mae or Freddie Mac.

Through 2024, the mortgage banking services agreement provided for a quarterly fulfillment fee not to exceed the following:

●	the number of loan commitments multiplied by a pull-through factor of either .99 or .80 depending on whether the loan commitments are subject to a “mandatory trade confirmation” or a “best efforts lock confirmation”, respectively, and then multiplied by $585 for each pull-through adjusted loan commitment up to and including 16,500 per quarter and $355 for each pull-through adjusted loan commitment in excess of 16,500 per quarter, plus
●	$315 multiplied by the number of purchased loans up to and including 16,500 per quarter and $195 multiplied by the number of purchased loans in excess of 16,500 per quarter, plus
●	$750 multiplied by the number of all purchased loans that are sold or securitized to parties other than Fannie Mae and Freddie Mac.

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, through June 30, 2025, under the agreement, the Company purchased mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loans were held by PMT before purchase by the Company. The Company also acquired conventional loans from PMT on the same terms upon mutual agreement between PMT and the Company.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$55,825	$6,260	$—
Mortgage servicing rights recapture incurred	(10,117)	(2,193)	(1,784)
	$45,708	$4,067	$(1,784)
Sale of loans held for sale to PMT	$11,216,713	$662,952	$—
UPB of loans recaptured	$932,444	$353,710	$315,412

Tax service fees earned from PMT included in Loan origination fees	$1,537	$2,503	$3,216

Fulfillment fee revenue	$23,804	$26,291	$27,826
UPB of loans directly sold to PMT and fulfilled for PMT subject to fulfillment fees	$12,893,224	$13,446,484	$14,898,301

Sourcing fees included in cost of loans purchased from PMT	$5,164	$8,069	$7,162
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$27,094,014	$40,838,480	$40,476,782
Conventional conforming	24,990,216	39,856,056	31,141,915
	$52,084,230	$80,694,536	$71,618,697

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and servicing for its portfolio of residential mortgage loans.

●	The base servicing fee rates for mortgage loans are established at a monthly per-loan dollar amount. Through September 30, 2025, the base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans. Effective October 1, 2025, the base servicing fee rates for mortgage loans were reduced to $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans.
●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Base fees	$75,084	$76,885	$76,991
Other fees	9,348	6,367	4,356
	$84,432	$83,252	$81,347

Through 2024, the loan servicing fees were established based on whether the serviced loans were “prime” loans (loans included in PMT’s MSRs, private label securitization portfolios and its inventory of loans held for sale) or “special servicing” loans (loans purchased by PMT with credit deterioration) as follows:

Prime Servicing

●	The base servicing fee rates for prime servicing loans were calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the loan was a fixed-rate or adjustable-rate loan. The base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
●	To the extent that prime loans became delinquent, the Company was entitled to an additional servicing fee per loan ranging from $10 to $55 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property became REO. The Company was also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Special Servicing

●	The base servicing fee rates for special servicing loans ranged from $30 per month for current loans up to $95 per month for loans in foreclosure proceedings. The base servicing fee rate for REO was $75 per month. The Company also received a supplemental servicing fee of $25 per month for each special servicing loan.
●	The Company received activity-based fees for modifications, foreclosures and liquidations that it facilitated with respect to special servicing loans, as well as other market-based refinancing and loan disposition fees.

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

Management Agreement

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs and for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated and collected quarterly in arrears and is equal to the sum of (i) 1.5% per year of PMT’s average “shareholders’ equity” up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined as the sum of net proceeds from issuance and repurchases of equity securities since inception, plus retained earnings or reduced by accumulated deficit.
●	The performance incentive fee is calculated and collected annually in arrears and is a specified percentage of the amount by which PMT’s “net income,” over the fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”
●	The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the year exceeds (i) a 12% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the year exceeds a 16% return on the average “common shareholders’ equity” during the period plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Base management fees	$27,649	$28,623	$28,762
Performance incentive fees	—	—	—
	$27,649	$28,623	$28,762
Average PMT's shareholders' equity used to calculate base management fees	$1,843,549	$1,908,287	$1,917,642

Through 2024, under the Management Agreement, both base management and performance incentive fees were paid quarterly and the high watermark was measured on a cumulative basis since inception.

The Management Agreement expires on December 31, 2029, subject to automatic renewal for an additional 18-month period unless terminated in accordance with the terms of the agreement.

Expense Reimbursement

Under the Management Agreement, PMT reimburses the Company for its organizational and operating expenses, including third-party expenses, incurred on PMT’s behalf, it being understood that the Company and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax, accounting, internal audit and investor relations services for the direct benefit of PMT. PMT is also required to pay its pro rata portion of the rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Company and its affiliates required for PMT’s and its subsidiaries’ operations. These expenses are based on the resources the Company dedicates to investment management activities for PMT, as determined by the Company in its reasonable and good faith discretion.

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

The Company received reimbursements from PMT for expenses as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$21,177	$20,871	$21,468
Compensation	6,515	660	660
Common overhead incurred by the Company	3,926	7,909	7,492
	$31,618	$29,440	$29,620
Payments and settlements during the year (1)	$109,610	$118,167	$94,339
(1)	Payments and settlements include payments for the operating, investing and financing activities itemized in this Note.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	$117	$(57)	$312
Sale of mortgage servicing rights to PMT	$7,484	$—	$—

	December 31,
	2025	2024

	(in thousands)
Investment in PennyMac Mortgage Investment Trust at fair value:
Fair value	$941	$944
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	December 31,
	2025	2024

	(in thousands)
Receivable from PMT:
Management fees	$6,856	$7,149
Servicing fees	6,669	6,822
Allocated expenses and expenses incurred on PMT's behalf	3,161	3,508
Correspondent production activities	436	11,122
Fulfillment fees	—	1,605
	$17,122	$30,206
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$97,485	$106,302
Other	19,100	16,015
	$116,585	$122,317

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

Following is a summary of activity in Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Activity during the year:
Payments under tax receivable agreement	$—	$—	$—
Repricing of liability	$(1,141)	$(201)	$—
Balance at end of year	$24,757	$25,898	$26,099

Donor Advised Fund

During the years ended December 31, 2025 and 2024, the Company contributed $3.0 million and $2.5 million, respectively, to a donor advised fund for the purpose of making charitable contributions. No such contribution was made during the year ended December 31, 2023.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans as servicer:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows:
Sales proceeds	$131,616,877	$101,105,292	$85,684,522
Servicing fees received	$1,646,128	$1,423,171	$1,173,108

The following is a summary of the allowance for losses on servicing advances that the Company makes on behalf of the loans’ beneficial interest holders in the properties collateralizing their loans:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$85,788	$73,991	$78,992
Provision for losses	46,985	32,962	3,271
Charge-offs, net	(29,199)	(21,165)	(8,272)
Balance at end of year	$103,574	$85,788	$73,991

The following table summarizes the UPB of the loans sold by the Company in which it maintains continuing involvement:

	December 31,
	2025	2024

	(in thousands)
Unpaid principal balance of loans outstanding	$448,035,447	$410,393,342
Delinquent loans:
30-89 days	$18,000,680	$17,301,961
90 days or more:
Not in foreclosure	$9,759,483	$8,104,348
In foreclosure	$1,372,545	$693,934
Foreclosed	$4,076	$2,928
Loans in bankruptcy	$1,968,188	$1,762,324

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	December 31, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$448,035,447	$—	$448,035,447
Purchased	13,999,998	—	13,999,998
Subserviced (1)	—	35,873,833	35,873,833
	462,035,445	35,873,833	497,909,278
PennyMac Mortgage Investment Trust	—	226,774,067	226,774,067
Loans held for sale	8,930,477	—	8,930,477
	$470,965,922	$262,647,900	$733,613,822
Delinquent loans:
30 days	$13,205,704	$3,056,477	$16,262,181
60 days	5,357,188	962,007	6,319,195
90 days or more:
Not in foreclosure	9,944,189	1,734,551	11,678,740
In foreclosure	1,414,544	184,343	1,598,887
Foreclosed	6,229	3,121	9,350
	$29,927,854	$5,940,499	$35,868,353
Loans in bankruptcy	$2,039,686	$566,890	$2,606,576
Custodial funds managed by the Company (2)	$8,429,523	$2,758,179	$11,187,702
(1)	Includes $24.3 billion of loans in UPB where MSRs have been sold, but the servicing has not yet transferred to the purchaser’s servicing platform.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2024
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$410,393,342	$—	$410,393,342
Purchased	15,681,406	—	15,681,406
Subserviced	—	806,584	806,584
	426,074,748	806,584	426,881,332
PennyMac Mortgage Investment Trust	—	230,753,581	230,753,581
Loans held for sale	8,128,914	—	8,128,914
	$434,203,662	$231,560,165	$665,763,827
Delinquent loans:
30 days	$13,095,250	$1,996,821	$15,092,071
60 days	4,838,550	676,508	5,515,058
90 days or more:
Not in foreclosure	8,289,129	1,210,270	9,499,399
In foreclosure	730,372	106,188	836,560
Foreclosed	3,716	2,732	6,448
	$26,957,017	$3,992,519	$30,949,536
Loans in bankruptcy	$1,852,396	$286,093	$2,138,489
Custodial funds managed by the Company (1)	$6,171,157	$2,391,875	$8,563,032
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	December 31,
State	2025	2024

	(in thousands)
California	$83,261,751	$76,364,993
Texas	73,599,588	65,317,775
Florida	69,872,447	63,850,638
Virginia	38,282,502	36,428,575
Georgia	30,528,228	28,499,141
All other states	438,069,306	395,302,705
	$733,613,822	$665,763,827

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$410,037	$—	$—	$410,037
Principal-only stripped mortgage-backed securities	—	722,528	—	722,528
Loans held for sale	—	8,815,699	307,711	9,123,410
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	131,536	131,536
Forward purchase contracts	—	49,499	—	49,499
Forward sales contracts	—	16,399	—	16,399
Put options on interest rate futures purchase contracts	22,769	—	—	22,769
Call options on interest rate futures purchase contracts	2,086	—	—	2,086
Total return swap	—	8	—	8
Total derivative assets before netting	24,855	65,906	131,536	222,297
Netting	—	—	—	(36,779)
Total derivative assets from non-affiliates	24,855	65,906	131,536	185,518
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	2,257	2,257
Forward sales contracts	—	142	—	142
Total before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative assets from PennyMac Mortgage Investment Trust	—	142	2,257	2,257
Mortgage servicing rights	—	—	9,598,941	9,598,941
Investment in PennyMac Mortgage Investment Trust	941	—	—	941
	$435,833	$9,604,275	$10,040,445	$20,043,632
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$4,260	$4,260
Forward purchase contracts	—	2,845	—	2,845
Forward sales contracts	—	47,692	—	47,692
Total derivative liabilities before netting	—	50,537	4,260	54,797
Netting	—	—	—	(45,238)
Total derivative liabilities to non-affiliates	—	50,537	4,260	9,559
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	4,605	4,605
Forward sales contracts	—	1,784	—	1,784
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	1,784	4,605	6,247
Mortgage servicing liabilities	—	—	1,572	1,572
	$—	$52,321	$10,437	$17,378

	December 31, 2024
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$420,553	$—	$—	$420,553
Principal-only stripped mortgage-backed securities	—	825,865	—	825,865
Loans held for sale	—	7,783,415	434,053	8,217,468
Derivative assets:
Interest rate lock commitments	—	—	56,946	56,946
Forward purchase contracts	—	3,701	—	3,701
Forward sales contracts	—	152,526	—	152,526
MBS put options	—	3,278	—	3,278
Put options on interest rate futures purchase contracts	12,592	—	—	12,592
Call options on interest rate futures purchase contracts	3,250	—	—	3,250
Total derivative assets before netting	15,842	159,505	56,946	232,293
Netting	—	—	—	(119,217)
Total derivative assets	15,842	159,505	56,946	113,076
Mortgage servicing rights	—	—	8,744,528	8,744,528
Investment in PennyMac Mortgage Investment Trust	944	—	—	944
	$437,339	$8,768,785	$9,235,527	$18,322,434
Liabilities:
Derivative liabilities:
Interest rate lock commitments	$—	$—	$23,381	$23,381
Forward purchase contracts	—	66,646	—	66,646
Forward sales contracts	—	12,854	—	12,854
Total derivative liabilities before netting	—	79,500	23,381	102,881
Netting	—	—	—	(61,981)
Total derivative liabilities	—	79,500	23,381	40,900
Mortgage servicing liabilities	—	—	1,683	1,683
	$—	$79,500	$25,064	$42,583

As shown above, certain of the Company’s loans held for sale, IRLCs, MSRs, and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” fair value inputs at either the beginning or the end of the year presented for each of the three years ended December 31, 2025:

	Year ended December 31, 2025
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$33,565	$—	$8,744,528	$9,212,146
Purchases and issuances, net	5,559,093	884,149	(17,614)	—	6,425,628
Capitalization of interest and servicing advances	83,160	—	—	—	83,160
Sales and repayments	(2,222,965)	—	—	(672,651)	(2,895,616)
Mortgage servicing rights resulting from loan sales	—	—	—	2,940,455	2,940,455
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	137,324	—	—	—	137,324
Other factors	22,954	471,600	(17,798)	(1,413,391)	(936,635)
	160,278	471,600	(17,798)	(1,413,391)	(799,311)
Transfers:
From Level 3 to Level 2	(3,705,797)	—	—	—	(3,705,797)
To real estate acquired in settlement of loans	(111)	—	—	—	(111)
To loans held for sale	—	(1,262,038)	33,064	—	(1,228,974)
Balance, December 31, 2025	$307,711	$127,276	$(2,348)	$9,598,941	$10,031,580
Changes in fair value recognized during the year relating to assets still held at December 31, 2025	$14,042	$127,276	$(2,348)	$(1,378,256)	$(1,239,286)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Year ended
Liabilities	December 31, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(111)
Balance, December 31, 2025	$1,572
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2025	$(111)

	Year ended December 31, 2024
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Purchases and issuances, net	4,145,555	542,245	—	4,687,800
Capitalization of interest and servicing advances	45,848	—	—	45,848
Sales and repayments	(1,562,159)	—	—	(1,562,159)
Mortgage servicing rights resulting from loan sales	—	—	2,280,830	2,280,830
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	106,723	—	—	106,723
Other factors	(1,215)	38,645	(433,464)	(396,034)
	105,508	38,645	(433,464)	(289,311)
Transfers:				—
From Level 3 to Level 2	(2,779,090)	—	—	(2,779,090)
To real estate acquired in settlement of loans	(173)	—	—	(173)
To loans held for sale	—	(636,918)	—	(636,918)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(202,186)	(202,186)
Balance, December 31, 2024	$434,053	$33,565	$8,744,528	$9,212,146
Changes in fair value recognized during the year relating to assets still held at December 31, 2024	$21,177	$33,565	$(417,312)	$(362,570)

(1) For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Year ended December 31, 2024
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2023	$1,805
Changes in fair value included in income	(122)
Balance, December 31, 2024	$1,683
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2024	$(122)

	Year ended December 31, 2023
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2022	$345,772	$25,844	$5,953,621	$6,325,237
Purchases and issuances, net	2,353,958	286,581	—	2,640,539
Capitalization of interest and servicing advances	39,625	—	—	39,625
Sales and repayments	(654,490)	—	(305)	(654,795)
Mortgage servicing rights resulting from loan sales	—	—	1,849,957	1,849,957
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	69,934	—	—	69,934
Other factors	(1,161)	130,424	(605,859)	(476,596)
	68,773	130,424	(605,859)	(406,662)
Transfers:
From Level 3 to Level 2	(1,674,624)	—	—	(1,674,624)
To real estate acquired in settlement of loans	(450)	—	—	(450)
To loans held for sale	—	(353,256)	—	(353,256)
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	—	(98,066)	(98,066)
Balance, December 31, 2023	$478,564	$89,593	$7,099,348	$7,667,505
Changes in fair value recognized during the year relating to assets still held at December 31, 2023	$33,187	$89,593	$(605,859)	$(483,079)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Year ended December 31, 2023
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2022	$2,096
Changes in fair value included in income	(291)
Balance, December 31, 2023	$1,805
Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2023	$(291)

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

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value as a result of the Company’s election of the fair value option by income statement line item are summarized below:

	Year ended December 31,
	2025			2024			2023
	Net gains on	Net		Net gains on	Net		Net gains on	Net
	loans held	loan		loans held	loan		loans held	loan
	for sale at	servicing		for sale at	servicing		for sale at	servicing
	fair value	fees	Total	fair value	fees	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$43,761	$43,761	$—	$(38,201)	$(38,201)	$—	$—	$—
Loans held for sale	1,329,718	—	1,329,718	624,304	—	624,304	440,482	—	440,482
Mortgage servicing rights	—	(1,413,391)	(1,413,391)	—	(433,464)	(433,464)	—	(605,859)	(605,859)
	$1,329,718	$(1,369,630)	$(39,912)	$624,304	$(471,665)	$152,639	$440,482	$(605,859)	$(165,377)
Liabilities:
Mortgage servicing liabilities	$—	$111	$111	$—	$122	$122	$—	$291	$291

Following are the fair value and related principal amounts due upon maturity of assets accounted for under the fair value option:

	December 31, 2025			December 31, 2024
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$9,080,781	$8,874,884	$205,897	$8,187,561	$8,089,532	$98,029
90 days or more delinquent:
Not in foreclosure	32,364	35,669	(3,305)	24,663	27,901	(3,238)
In foreclosure	10,265	19,924	(9,659)	5,244	11,481	(6,237)
	$9,123,410	$8,930,477	$192,933	$8,217,468	$8,128,914	$88,554

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets held at year end that were remeasured based on fair value on a nonrecurring basis during the year:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
December 31, 2025	$—	$—	$8,731	$8,731
December 31, 2024	$—	$—	$5,238	$5,238

The following table summarizes the losses recognized on assets when they were remeasured based on fair values on a nonrecurring basis:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Real estate acquired in settlement of loans	$(3,752)	$(2,384)	$(710)

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

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	December 31, 2025		December 31, 2024
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,334,248	$1,326,021	$1,742,421	$1,724,120
Unsecured senior notes	$5,075,675	$4,831,742	$3,172,983	$3,164,032

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

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to the Company’s senior management valuation subcommittee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to the Company’s senior management valuation subcommittee. The Company’s senior management valuation subcommittee includes the Company’s chief financial, credit, investment and capital markets officers as well as other senior members of the Company’s finance, risk management and capital markets staffs.

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

The Company uses a discounted cash flow model to estimate the fair value of its “Level 3” fair value loans held for sale. The significant unobservable inputs used in the fair value measurement of the Company’s “Level 3” fair value loans held for sale are discount rates, home price projections and voluntary prepayments/resale and total prepayment/resale speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	December 31,
	2025	2024
Fair value (in thousands)	$307,711	$434,053
Key inputs (1):
Discount rate:
Range	5.6% – 9.3%	6.5% – 9.3%
Weighted average	6.3%	7.0%
Twelve-month projected housing price index change:
Range	0.8% – 1.3%	2.2% – 2.8%
Weighted average	1.0%	2.3%
Voluntary prepayment/resale speed (2):
Range	6.9% – 22.7%	6.4% – 34.4%
Weighted average	18.9%	22.0%
Total prepayment/resale speed (3):
Range	7.0% – 37.5%	6.5% – 41.3%
Weighted average	24.1%	23.9%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.

(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).

(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair values of IRLCs based on quoted Agency MBS prices or observed trading prices for similar loans, the probability that the loans will be funded or purchased (the “pull-through rate”) and its estimate of the fair value of the MSRs it expects to receive in the sale of the loans.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	December 31,
	2025	2024
Fair value (in thousands) (1)	$127,276	$33,565
Committed amount (in thousands)	13,474,638	7,801,677
Key inputs (2):
Pull-through rate:
Range	14.1% – 100%	29.8% – 100%
Weighted average	81.0%	88.2%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.7	1.0 – 8.6
Weighted average	5.4	5.4
Percentage of loan commitment amount:
Range	0.3% – 4.6%	0.3% – 4.6%
Weighted average	2.2%	2.4%
(1)	Amounts include IRLCs with non-affiliates and with PMT. For purposes of this table, the IRLC assets and liability positions are shown net.

(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs and MSLs with the adoption of an Option-Adjusted Spread (“OAS”) discounted cash flow model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs and MSLs as opposed to a single assumed rate path. Adoption of the OAS model did not have a significant effect on the fair value of MSRs.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Year ended December 31,
	2025	2024	2023

	(Amount recognized and unpaid principal balance of underlying mortgage loans amounts in thousands)
MSR and underlying loan characteristics:
Amount recognized	$2,940,455	$2,280,830	$1,849,957
Unpaid principal balance of underlying mortgage loans	$131,583,332	$100,662,790	$86,606,196
Weighted average servicing fee rate (in basis points)	41	45	46
Key inputs (1):
Annual total prepayment speed (2):
Range	6.6% – 16.0%	6.4% – 25.8%	7.2% – 23.2%
Weighted average	8.8%	10.1%	10.7%
Equivalent average life (in years):
Range	3.7 – 10.2	3.5 – 9.9	3.0 – 9.8
Weighted average	8.6	8.0	7.7
Pricing spread (3):
Range	4.9% – 12.6%	4.9% – 12.6%	5.5% – 12.6%
Weighted average	5.6%	5.8%	6.8%
Annual per-loan cost of servicing:
Range	$69 – $127	$69 – $127	$68 – $127
Weighted average	$99	$99	$99
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.

(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United States Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at year end and the effect on the fair value from adverse changes in those inputs:

	December 31,
	2025	2024

	(Fair value, unpaid principal balance of underlying mortgage
	loans and effect on fair value amounts in thousands)
Fair value	$ 9,598,941	$ 8,744,528
Underlying loan characteristics:
Unpaid principal balance	$ 462,020,147	$ 426,055,220
Weighted average note interest rate	4.7%	4.5%
Weighted average servicing fee rate (in basis points)	39	38
Key inputs (1):
Annual total prepayment speed (2):
Range	6.0% – 22.7%	5.9% – 17.7%
Weighted average	9.0%	7.8%
Equivalent average life (in years):
Range	2.5 – 9.0	2.7 – 9.1
Weighted average	8.0	8.4
Effect on fair value of (3):
5% adverse change	($168,856)	($126,224)
10% adverse change	($331,359)	($248,349)
20% adverse change	($638,689)	($481,100)
Option-adjusted spread (4):
Range	2.6% – 13.2%
Weighted average	4.7%
Pricing spread (5):
Range		5.0% – 11.3%
Weighted average		6.2%
Effect on fair value of (3):
5% adverse change	($95,530)	($113,419)
10% adverse change	($189,008)	($223,960)
20% adverse change	($370,059)	($436,805)
Per-loan annual cost of servicing:
Range	$70 – $127	$68 – $130
Weighted average	$106	$105
Effect on fair value of (3):
5% adverse change	($50,531)	($48,830)
10% adverse change	($101,061)	($97,661)
20% adverse change	($202,122)	($195,321)
(1)	Weighted average inputs are based on the UPB of the underlying loans.

(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as projections of the effect of shock events or as earnings forecasts.
(4)	The option-adjusted spread is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSRs.

(5)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Through June 30, 2025, the Company applied a fixed pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating period-end MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable annual total prepayment speed, OAS or pricing spread, and the per-loan annual cost of servicing the underlying loans. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income. Beginning in the third quarter of 2025, the Company enhanced its period-end discounted cash flow valuation of MSLs by utilizing an OAS discounted cashflow model, which utilizes an OAS rather than a pricing spread.

Following are the key inputs used in determining the fair value of MSLs:

	December 31,
	2025	2024
Fair value (in thousands)	$1,572	$1,683
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$15,298	$19,528
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	14.2%	15.7%
Equivalent average life (in years)	5.5	5.1
Option-adjusted spread (3)	9.1%
Pricing spread (4)		8.6%
Per-loan annual cost of servicing	$853	$969
(1)	Weighted average inputs are based on the UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The option-adjusted spread is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an option-adjusted spread to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.
(4)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. Through June 30, 2025, the Company applied a fixed pricing spread to a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 7—Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Year ended December 31,
	2025	2024

	(in thousands)
Balance at beginning of year	$825,865	$—
Purchases	—	935,356
Repayments	(193,133)	(96,516)
Changes in fair value included in income arising from:
Accrual of purchase discounts	46,035	25,226
Valuation adjustments	43,761	(38,201)
	89,796	(12,975)
Balance at end of year	$722,528	$825,865

Following is a summary of the Company’s investment in principal-only stripped MBS:

	December 31,
	2025	2024

	(in thousands)
Principal balance	$868,350	$1,061,484
Unearned discount	(151,382)	(197,418)
Cumulative valuation change	5,560	(38,201)
Fair value	$722,528	$825,865
Fair value of principal-only stripped mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$722,528	$825,865

All of the Company’s principal-only stripped MBS had contractual maturities of over ten years.

Note 8—Loans Held for Sale at Fair Value

Following is a summary of loans held for sale at fair value:

	December 31,
Mortgage type	2025	2024

	(in thousands)
Government-insured or guaranteed	$5,140,921	$4,154,069
Conventional conforming	2,972,372	3,127,082
Jumbo	699,309	502,264
Non-qualified	3,097	—
Closed-end second lien	156,003	272,285
Purchased from Ginnie Mae securities serviced by the Company	127,920	145,026
Repurchased pursuant to representations and warranties	23,788	16,742
	$9,123,410	$8,217,468
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$8,245,256	$7,612,832
Mortgage loan participation purchase and sale agreements	738,247	528,002
	$8,983,503	$8,140,834

Note 9—Derivative Financial Instruments

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	December 31, 2025			December 31, 2024
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Non-affiliates:
Not subject to master netting arrangements:
Interest rate lock commitments	13,474,638	$131,536	$4,260	7,801,677	$56,946	$23,381

Subject to master netting arrangements (2):
Forward purchase contracts	14,311,234	49,499	2,845	12,760,764	3,701	66,646
Forward sales contracts	22,291,811	16,399	47,692	23,440,334	152,526	12,854
MBS put options	—	—	—	450,000	3,278	—
Put options on interest rate futures purchase contracts	12,625,000	22,769	—	4,270,000	12,592	—
Call options on interest rate futures purchase contracts	7,750,000	2,086	—	7,600,000	3,250	—
Total return swap	39,998	8	—	—	—	—
Treasury futures purchase contracts	11,841,400	—	—	7,467,000	—	—
Treasury futures sale contracts	8,607,100	—	—	10,521,000	—	—
Total derivatives before netting		222,297	54,797		232,293	102,881
Netting		(36,779)	(45,238)		(119,217)	(61,981)
		$185,518	$9,559		$113,076	$40,900
PennyMac Mortgage Investment Trust:
Interest rate lock commitments not subject to master netting arrangements	1,207,859	2,257	4,605	—	—	—
Forward sale contract subject to master netting arrangements	250,638	142	1,784	—	—	—
Total derivatives before netting		2,399	6,389		—	—
Netting		(142)	(142)		—	—
		$2,257	$6,247		$—	$—
Deposits placed with (received from) derivative counterparties included in the derivative balances above, net		$8,459			$(57,236)
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.

(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	December 31, 2025				December 31, 2024
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$131,536	$—	$—	$131,536	$56,946	$—	$—	$56,946
RJ O' Brien	24,855	—	—	24,855	15,842	—	—	15,842
Morgan Stanley Bank, N.A.	10,673	—	—	10,673	15,260	—	—	15,260
Barclays Capital	3,919	—	—	3,919	—	—	—	—
Bank of Montreal	2,676	—	—	2,676	3,781	—	—	3,781
Goldman Sachs	1,769	—	—	1,769	—	—	—	—
Santander US Capital Markets LLC	1,723	—	—	1,723	—	—	—	—
BNP Paribas	1,011	—	—	1,011	2,260	—	—	2,260
Bank of America, N.A.	—	—	—	—	8,221	—	—	8,221
Athene Annuity & Life Assurance Company	—	—	—	—	2,352	—	—	2,352
Mizuho Bank, Ltd.	—	—	—	—	1,683	—	—	1,683
Others	7,356	—	—	7,356	6,731	—	—	6,731
	$185,518	$	$	$185,518	$113,076	$—	$—	$113,076
PennyMac Mortgage Investment Trust	$2,257	$—	$—	$2,257	$—	$—	$—	$—

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

	December 31, 2025				December 31, 2024
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$4,260	$—	$—	$4,260	$23,381	$—	$—	$23,381
Atlas Securitized Products, L.P.	3,151,222	(3,151,222)	—	—	1,938,756	(1,938,756)	—	—
Bank of America, N.A.	1,121,585	(1,120,457)	—	1,128	1,294,213	(1,294,213)	—	—
JPMorgan Chase Bank, N.A.	767,903	(767,903)	—	—	1,220,822	(1,214,559)	—	6,263
Wells Fargo Bank, N.A.	650,094	(650,094)	—	—	795,119	(789,305)	—	5,814
Nomura Corporate Funding Americas	596,608	(596,608)	—	—	175,000	(175,000)	—	—
Royal Bank of Canada	534,163	(534,163)	—	—	785,597	(785,597)	—	—
Citibank, N.A.	444,851	(444,851)	—	—	455,426	(455,426)	—	—
Morgan Stanley Bank, N.A.	407,678	(407,678)	—	—	472,659	(472,659)	—	—
BNP Paribas	342,500	(342,500)	—	—	568,790	(568,790)	—	—
Santander US Capital Markets LLC	238,668	(238,668)	—	—	282,077	(282,077)	—	—
Barclays Capital	229,055	(229,055)	—	—	258,559	(254,750)	—	3,809
Goldman Sachs	168,428	(168,428)	—	—	336,894	(336,624)	—	270
Mizuho Bank, Ltd.	149,588	(149,588)	—	—	125,000	(125,000)	—	—
Ellington Management	1,424	—	—	1,424	—	—	—	—
Others	2,747	—	—	2,747	1,363	—	—	1,363
	$8,810,774	$(8,801,215)	$—	$9,559	$8,733,656	$(8,692,756)	$—	$40,900
PennyMac Mortgage Investment Trust	$6,247	$—	$—	$6,247	$—	$—	$—	$—
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Year ended December 31,
Derivative activity	Consolidated statement of income line	2025	2024	2023

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$91,363	$(56,028)	$63,749
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(401,668)	$251,305	$46,941
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$12,785	$(794,282)	$(236,778)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the year. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the year in Note 6 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 10—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value:

The activity in MSRs is as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$8,744,528	$7,099,348	$5,953,621
Additions (deductions):
MSRs resulting from loan sales	2,940,455	2,280,830	1,849,957
Exchange of mortgage servicing spread for interest-only stripped mortgage-backed securities	—	(202,186)	(98,066)
Transfer of mortgage servicing rights relating to delinquent loans to Agency	—	—	(305)
Sales to:
Non-affiliates	(665,167)	—	—
PennyMac Mortgage Investment Trust	(7,484)	—	—
	2,267,804	2,078,644	1,751,586
Change in fair value due to:
Changes in inputs used in valuation model (1)	(251,669)	407,423	56,757
Other changes in fair value (2)	(1,161,722)	(840,887)	(662,616)
Total change in fair value	(1,413,391)	(433,464)	(605,859)
Balance at end of year	$9,598,941	$8,744,528	$7,099,348
Unpaid principal balance of underlying loans at end of year	$462,020,147	$426,055,220	$370,244,119

		December 31,
		2025	2024

		(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets		$9,367,851	$8,609,388
(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing inputs.

(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value:

The activity in MSLs is summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$1,683	$1,805	$2,096
Changes in fair value due to:
Changes in inputs used in valuation model (1)	3	35	(50)
Other changes in fair value (2)	(114)	(157)	(241)
Total change in fair value	(111)	(122)	(291)
Balance at end of year	$1,572	$1,683	$1,805
Unpaid principal balance of underlying loans at end of year	$15,298	$19,528	$24,892

(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Contractual servicing fees	$1,776,557	$1,529,452	$1,268,650
Other fees:
Late charges	82,821	73,227	55,685
Other	17,131	13,705	9,539
	$1,876,509	$1,616,384	$1,333,874

Note 11—Capitalized Software

Capitalized software, included in Other assets, is summarized below:

	December 31,
	2025	2024

	(in thousands)
Cost	$319,114	$286,467
Less: Accumulated amortization	(210,969)	(165,665)
	$108,145	$120,802

Amortization and impairment of capitalized software, included in Technology expense, are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Amortization	$47,344	$48,169	$43,462
Impairment	$4,597	$147	$46

Note 12—Furniture, Fixtures, Equipment and Leasehold Improvements

Furniture, fixtures, equipment and leasehold improvements, included in Other assets, are summarized below:

	December 31,
	2025	2024

	(in thousands)
Furniture, fixtures, equipment and leasehold improvements	$96,277	$84,382
Less: Accumulated depreciation and amortization	(78,488)	(71,466)
	$17,789	$12,916

Depreciation and amortization expenses included in Occupancy and equipment expense are summarized below:

,

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Depreciation and amortization expenses	$7,048	$7,815	$9,752

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

The Company’s operating lease right-of-use assets, included in Other assets, and leasing activity is summarized below:

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands)
Lease expense:
Operating leases	$17,622	$15,870	$18,782
Short-term leases	376	303	436
Sublease income	(1,510)	(1,405)	(902)
Net lease expense included in Occupancy and equipment expense	$16,488	$14,768	$18,316

Other information:
Payments for operating leases	$20,836	$20,118	$24,026
Operating lease right-of-use assets recognized	$40,148	$1,388	$2,893
Year end weighted averages:
Remaining lease term (in years)	5.3	3.6	4.3
Discount rate	5.6%	4.0%	3.8%

The maturities of the Company’s operating lease liabilities are summarized below:

Year ended December 31,	Operating leases
(in thousands)
2026	$17,441
2027	11,885
2028	12,718
2029	14,093
2030	16,065
Thereafter	17,456
Total lease payments	89,658
Less imputed interest	(14,553)
Operating lease liability included in Accounts payable and accrued expenses	$75,105

Note 14—Other Assets

Other assets are summarized below:

	December 31,
	2025	2024

	(in thousands)
Margin deposits	$407,978	$288,153
Capitalized software, net	108,145	120,802
Operating lease right-of-use assets	61,757	36,572
Prepaid expenses	50,062	45,762
Servicing fees receivable, net	48,279	38,676
Other servicing receivables	36,296	54,058
Interest receivable	40,173	41,286
Real estate acquired in settlement of loans	37,675	14,976
Furniture, fixtures, equipment and building improvements, net	17,789	12,916
Deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	10,393	16,697
Other	208,366	100,183
	$1,026,913	$770,081
Deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$10,393	$16,697

Note 15—Short-Term Debt

The borrowing facilities described throughout these Notes 15 and 16 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of December 31, 2025.

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

Assets sold under agreements to repurchase are summarized below:

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$7,336,946	$5,474,998	$3,701,448
Weighted average interest rate (1)	5.84%	6.79%	7.12%
Total interest expense	$450,268	$393,977	$279,289
Maximum daily amount outstanding	$10,557,165	$8,591,735	$6,358,007
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees totaling $21.5 million, $22.2 million and $15.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,801,215	$8,692,756
Unamortized debt issuance costs	(7,213)	(7,549)
	$8,794,002	$8,685,207
Weighted average interest rate	5.18%	5.89%
Available borrowing capacity (1):
Committed	$1,486,344	$460,000
Uncommitted	3,367,758	3,104,026
	$4,854,102	$3,564,026
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$722,528	$825,865
Loans held for sale	$8,245,256	$7,612,832
Servicing advances (2)	$406,825	$357,939
Mortgage servicing rights (2)	$7,968,105	$7,488,539
Deposits (2)	$10,393	$16,697
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 16 — Long-Term Debt - Notes payable secured by mortgage servicing assets.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2025 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,528,218
Over 30 to 90 days	6,559,501
Over 90 to 180 days	138,950
Over 180 days to one year	250,000
Over one year to two years	324,546
Total assets sold under agreements to repurchase	$8,801,215
Weighted average maturity (in months)	3.4
(1)	The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

Amounts at Risk

The amounts at risk (the fair value of the assets pledged plus the related margin deposits, less the amounts advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase are summarized by counterparty below as of December 31, 2025:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,642,963	March 6, 2027	March 6, 2027
Atlas Securitized Products, L.P.	$267,343	April 17, 2026	December 10, 2027
Bank of America, N.A.	$89,902	February 1, 2026	June 9, 2027
Royal Bank of Canada	$33,291	January 28, 2026	November 10, 2026
JP Morgan Chase Bank, N.A.	$31,391	April 9, 2026	July 7, 2026
Nomura Corporate Funding Americas	$26,440	March 19, 2026	August 4, 2026
Citibank, N.A.	$23,075	March 10, 2026	August 21, 2026
Morgan Stanley Bank, N.A.	$24,184	March 16, 2026	October 22, 2027
Wells Fargo Bank, N.A.	$19,335	March 14, 2026	June 11, 2027
BNP Paribas	$17,721	March 21, 2026	September 30, 2026
Barclays Bank PLC	$16,492	March 5, 2026	March 6, 2026
Mizuho Bank, Ltd.	$9,213	May 25, 2026	October 14, 2026
Goldman Sachs Bank USA	$6,754	March 18, 2026	February 13, 2027
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and deposits pledged to serve as the collateral backing servicing asset facilities included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through December 10, 2027 and the facility maturity date shown in this table represents a weighted average of those dates.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$3,179	January 28, 2026
JP Morgan Chase Bank, N.A.	$20,591	January 7, 2026
Wells Fargo Bank, N.A.	$17,918	January 23, 2026
Santander US Capital Markets LLC	$13,956	January 15, 2026

Mortgage Loan Participation Purchase and Sale Agreements

Two of the borrowing facilities secured by mortgage loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Ginnie Mae, Freddie Mac, or Fannie Mae, are sold to a lender pending securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands)
Average balance	$284,832	$243,132	$238,197
Weighted average interest rate (1)	5.52%	6.46%	6.48%
Total interest expense	$16,546	$16,404	$16,129
Maximum daily amount outstanding	$707,426	$518,042	$515,537
(1)	Excludes the effect of amortization of debt issuance costs totaling $813,000, $695,000 and $688,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$697,087	$496,856
Unamortized debt issuance costs	(469)	(344)
	$696,618	$496,512
Weighted average interest rate	4.94%	5.58%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$738,247	$528,002

Note 16—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”), has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued VFNs to PLS, has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”). The VFNs, Term Notes and Term Loans are secured by the participation certificates relating to Ginnie Mae mortgage servicing assets financed pursuant to the servicing asset repurchase facilities, and rank pari passu with the mortgage servicing asset VFNs.

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

Notes payable secured by mortgage servicing assets are summarized below:

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands)
Average balance	$1,571,370	$1,848,374	$2,421,124
Weighted average interest rate (1)	7.58%	8.73%	8.59%
Total interest expense	$122,807	$164,161	$211,085
(1)	Excludes the effect of amortization of debt issuance costs totaling $3.7 million, $2.9 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,330,000	$1,730,000
Freddie Mac MSR notes payable	—	325,000
	1,330,000	2,055,000
Unamortized debt issuance costs	(3,979)	(6,028)
	$1,326,021	$2,048,972
Weighted average interest rate	6.69%	7.81%
Assets pledged to secure notes payable (1):
Servicing advances	$406,825	$357,939
Mortgage servicing rights	$9,367,851	$8,609,388
Deposits	$10,393	$16,697
(1)	Beneficial interests in the Ginnie Mae MSRs, servicing advances and deposits together serve as the collateral backing servicing asset facilities that are included in Assets sold under agreements to repurchase and the Term Notes and Term Loans are included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s issued and outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
February 11, 2021	$650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
May 1, 2025	850,000	6.875%	May 15, 2032	May 15, 2028
August 7, 2025	650,000	6.750%	February 15, 2034	August 15, 2028
	$4,900,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued and unpaid interest.

	Year ended December 31,
	2025	2024	2023

	(dollars in thousands)
Average balance	$4,356,576	$2,946,039	$1,843,151
Weighted average interest rate (1)	6.46%	6.04%	5.13%
Total interest expense	$291,562	$184,304	$98,396
(1)	Excludes the effect of amortization of debt issuance costs of $10.0 million, $6.5 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31,
	2025	2024

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,900,000	$3,200,000
Unamortized debt issuance costs and premiums, net	(68,258)	(35,968)
	$4,831,742	$3,164,032
Weighted average interest rate	6.58%	6.15%

Maturities of Long-Term Debt

Maturities of long-term debt obligations (based on stated maturity dates) are as follows:

	Year ended December 31,
	2026	2027	2028	2029	2030	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$—	$605,000	$425,000	$300,000	$—	$1,330,000
Unsecured senior notes	—	—	—	1,400,000	650,000	2,850,000	4,900,000
Total	$—	$—	$605,000	$1,825,000	$950,000	$2,850,000	$6,230,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 17—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Balance at beginning of year	$29,129	$30,788	$32,421
Provision for losses:
Resulting from sales of loans	17,189	16,486	12,997
Resulting from change in estimate	(7,945)	(13,579)	(9,115)
Losses incurred	(3,479)	(4,566)	(5,515)
Balance at end of year	$34,894	$29,129	$30,788
Unpaid principal balance of loans subject to representations and warranties at end of year	$490,792,523	$413,382,503	$354,423,684

Note 18—Income Taxes

The Company files U.S. federal and state corporate income tax returns for PFSI and partnership returns for PNMAC. The Company’s federal tax returns are subject to examination for 2022 and forward and its state tax returns are generally subject to examination for 2021 and forward. PNMAC’s federal partnership returns are subject to examination for 2022 and forward, and its state tax returns are generally subject to examination for 2021 and forward.

The following table details the Company’s provision for income taxes:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Current (benefit) expense:
Federal	$—	$(44)	$1,436
State	(2,558)	258	620
Total current expense (benefit)	(2,558)	214	2,056
Deferred expense:
Federal	141,114	70,877	31,375
State	(88,216)	18,512	5,544
Total deferred expense	52,898	89,389	36,919
Total provision for income taxes	$50,340	$89,603	$38,975

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective income tax rate:

	Year ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage

	(amounts in thousands)
Federal income tax at statutory rate	$115,798	21.0%	$84,215	21.0%	$38,563	21.0%
State income taxes, net of federal benefit (1)	(72,345)	(13.1)%	12,907	3.2%	4,668	2.5%
Nontaxable and nondeductible items:
Compensation adjustment (2)	(5,814)	(1.1)%	(7,861)	(2.0)%	(5,187)	(2.8)%
Other	1,697	0.3%	342	0.1%	931	0.5%
Other:
Deferred tax adjustment	11,004	2.0%	—	0.0%	—	0.0%
Effective income tax rate	$50,340	9.1%	$89,603	22.3%	$38,975	21.2%
(1)	The states that contributed to the majority (more than 50%) of the tax effect in this category include California for the years ended December 31, 2025 and 2023 and California and Florida for the year ended December 31, 2024. The impact of state rate revaluation is reflected in this line.

(2)	Includes tax benefit from exercise/vesting of stock awards with tax expense in excess of book expense and non-deductible compensation for covered employees.

The components of the Company’s provision for deferred income taxes are as follows:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Mortgage servicing rights	$151,861	$231,892	$186,628
Net operating loss	(95,779)	(181,759)	(111,496)
Reserves and losses	(5,028)	39,071	(41,641)
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	4,782	3,841	3,803
Compensation accruals	(4,608)	(451)	7,403
Other	1,670	(3,205)	(7,778)
Total provision for deferred income taxes	$52,898	$89,389	$36,919

Income taxes paid (refunds received) are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
US federal	$—	$—	$—
US state and local:
New York	(3,888)	180	486
New York City	790	5	(5)
Oregon	420	183	159
North Carolina	(57)	16	(73)
Louisiana	(42)	(32)	(67)
Hawaii	(4)	4	(80)
South Carolina	2	1,177	—
Maryland	—	—	(1,045)
Kentucky	—	—	(184)
Tennessee	—	—	(74)
Idaho		—	(59)
Other	99	(45)	(225)
Total state and local	(2,680)	1,488	(1,167)
Total income taxes (refunds received) paid	$(2,680)	$1,488	$(1,167)

The components of Income taxes payable are as follows:

	December 31,
	2025	2024

	(in thousands)
Current income tax payable (receivable)	$77	$(45)
Deferred income tax liability, net	1,183,943	1,131,045
Income taxes payable	$1,184,020	$1,131,000

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2025	2024

	(in thousands)
Deferred income tax assets:
Net operating loss carryforward	$550,715	$454,936
Reserves and losses	41,393	36,365
Compensation accruals	40,326	35,718
Additional tax basis in partnership from exchanges of partnership units into the Company's common stock	13,334	18,116
Other	13,219	8,588
Gross deferred income tax assets	658,987	553,723
Deferred income tax liabilities:
Mortgage servicing rights	1,830,563	1,678,702
Other	12,367	6,066
Gross deferred income tax liabilities	1,842,930	1,684,768
Net deferred income tax liability	$1,183,943	$1,131,045

The Company recorded a deferred tax asset of $550.7 million for net operating losses, of which the $436.0 million related to federal net operating loss carry forward has no expiration date but is subject to an annual utilization limitation of up to 80% of taxable income. Of the remaining $114.7 million in deferred tax assets, relating to state net operating losses, $12.1 million expires between 2027 and 2037, $82.2 million expires in 2042 and $20.4 million has no expiration date. The Company expects to fully utilize these net operating losses before their expiration dates.

At December 31, 2025 and 2024, the Company had no unrecognized tax benefits and does not anticipate any unrecognized tax benefits. Should the recognition of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such expenses in the Company’s income tax accounts. No such accruals existed at December 31, 2025 and 2024.

The Company made dividend payments of $62.6 million to holders of common stock in 2025. For tax purposes, the entire distribution is a return of capital to the stockholders.

Note 19—Commitments and Contingencies

Commitments to Purchase and Fund Loans

The Company’s commitments to purchase and fund loans totaled $13.5 billion as of December 31, 2025.

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

Note 20—Stockholders’ Equity

The Company has a common stock repurchase program in the amount of $2 billion before transaction costs and excise taxes. The following table summarizes the Company’s stock repurchase activity:

	Year ended December 31,			Cumulative
	2025	2024	2023	total (1)

	(in thousands)
Shares of common stock repurchased	50	—	1,201	34,113
Cost of shares of common stock repurchased	$4,739	$—	$71,491	$1,792,937
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program through December 31, 2025. Cumulative total cost of common stock repurchase includes $537,000 of transaction fees.

The shares of repurchased common stock were canceled upon settlement of the repurchase transactions.

The Company made dividend payments of $62.6 million to holders of common stock in 2025. For tax purposes, the entire distribution is a return of capital to the stockholders.

Note 21—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(1,503,302)	$(1,731,125)	$(1,337,613)
Hedging activities	(539,291)	495,429	(99,515)
	(2,042,593)	(1,235,696)	(1,437,128)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	2,940,455	2,280,830	1,849,957
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(17,189)	(16,486)	(12,997)
Reductions in liability due to changes in estimate	7,945	13,579	9,115
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	91,363	(56,028)	63,749
Loans	(91,558)	71,226	(71,425)
Hedging derivatives	137,623	(244,124)	146,456
	1,026,046	813,301	547,727
From PennyMac Mortgage Investment Trust (1)	45,708	4,067	(1,784)
	$1,071,754	$817,368	$545,943
(1)	The terms of loan sales to PMT are described in Note 4–Transactions with Related Parties.

Note 22—Net Interest Expense

Net interest expense is summarized below:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Interest income:
Cash and short-term investments	$43,366	$56,252	$68,457
Principal-only stripped mortgage-backed securities	47,009	26,035	—
Loans held for sale	435,335	326,697	279,506
Placement fees relating to custodial funds	396,645	383,798	284,877
Other	2,092	784	84
	924,447	793,566	632,924
Interest expense:
Assets sold under agreements to repurchase	450,268	393,977	279,289
Mortgage loan participation purchase and sale agreements	16,546	16,404	16,129
Notes payable secured by mortgage servicing assets	122,807	164,161	211,085
Unsecured senior notes	291,562	184,304	98,396
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	63,825	46,385	21,538
Interest on mortgage loan impound deposits	12,201	11,298	9,795
Other	3,346	2,819	1,545
	960,555	819,348	637,777
	$(36,108)	$(25,782)	$(4,853)

Note 23—Stock-based Compensation

The Company has adopted equity incentive plans that provide for grants of stock options, time-based and performance-based restricted stock units (“RSUs”), stock appreciation rights, performance units and stock grants. As of December 31, 2025, the Company has 5.7 million units available for future awards.

Following is a summary of the stock-based compensation expense by instrument awarded:

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Time-based RSUs	$18,126	$12,443	$11,672
Performance-based RSUs	11,469	1,490	9,740
Stock options	6,634	6,935	6,170
	$36,229	$20,868	$27,582

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

The table below summarizes time-based RSU activity:

	Year ended December 31,
	2025	2024	2023

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	322	412	483
Granted	270	152	187
Vested	(189)	(215)	(247)
Forfeited	(15)	(27)	(11)
Outstanding at end of year	388	322	412
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$70.64	$58.90	$53.71
Granted	$102.32	$85.66	$60.72
Vested	$66.59	$59.18	$50.09
Forfeited	$92.42	$66.59	$57.66
Outstanding at end of year	$93.86	$70.64	$58.90

Following is a summary of RSUs as of December 31, 2025:

Unamortized compensation cost (in thousands)	$11,943
Number of units expected to vest (in thousands)	361
Weighted average remaining vesting period (in months)	11

Performance-Based RSUs

The performance based RSUs provide for the issuance of shares of the Company’s common stock based on the achievement of performance goals and job performance ratings. Approximately 97,000 shares under the grants with performance periods ending December 31, 2025 are expected to vest and be issued to the grantees in the first quarter of 2026.

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

The table below summarizes performance-based RSU activity:

	Year ended December 31,
	2025	2024	2023

	(in thousands, except per unit amounts)
Number of units:
Outstanding at beginning of year	783	873	976
Granted	202	246	307
Vested (1)	—	(274)	(385)
Forfeited or cancelled	(296)	(62)	(25)
Outstanding at end of year	689	783	873
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$66.58	$58.90	$48.94
Granted	$103.03	$84.93	$60.70
Vested	$—	$58.86	$35.36
Forfeited	$58.21	$65.29	$58.46
Outstanding at end of year	$80.85	$66.58	$58.90
(1)	The actual number of performance-based RSUs vested during the years ended December 31, 2025, 2024 and 2023 were 0, 309,000 and 617,000 shares, for the performance periods ended December 31, 2024, 2023 and 2022, respectively, which is approximately 0%, 113% and 160% of the originally granted units, respectively. The 0% vesting rate in 2025 resulted from performance targets not being met and the vesting in 2024 and 2023 reflected performance that exceeded the established targets for the respective grants.

Following is a summary of performance-based RSUs as of December 31, 2025:

Unamortized compensation cost (in thousands)	$18,720
Number of shares expected to vest (in thousands)	449
Weighted average remaining vesting period (in months)	11

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

The fair value of each stock option award is estimated on the date of grant using a variant of the Black Scholes model based on the following inputs:

	Year ended December 31,
	2025	2024	2023
Expected volatility (1)	38%	38%	38%
Expected dividends	1.2%	0.9%	1.3%
Risk-free interest rate	4.2% - 4.5%	4.2% - 5.0%	4.2% - 5.0%
Expected grantee forfeiture rate	0% - 5.0%	0% - 5.1%	0% - 5.1%
(1)	Based on historical volatilities of the Company’s common stock.

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

The table below summarizes stock option award activity:

	Year ended December 31,
	2025	2024	2023

	(in thousands, except per option amounts)
Number of stock options:
Outstanding at beginning of year	3,210	3,857	4,317
Granted	208	188	221
Exercised	(573)	(788)	(658)
Forfeited	(2)	(47)	(23)
Outstanding at end of year	2,843	3,210	3,857
Weighted average exercise price per option:
Outstanding at beginning of year	$39.87	$35.08	$32.46
Granted	$103.31	$84.93	$60.67
Exercised	$22.09	$25.68	$25.66
Forfeited	$29.24	$64.97	$58.10
Outstanding at end of year	$48.10	$39.87	$35.08

Following is a summary of stock options as of December 31, 2025:

Number of options exercisable at end of year (in thousands)	2,454
Weighted average exercise price per exercisable option	$41.33
Weighted average remaining contractual term (in years):
Outstanding	4.6
Exercisable	4.0
Aggregate intrinsic value:
Outstanding (in thousands)	$238,104
Exercisable (in thousands)	$222,104
Expected vesting amounts:
Number of options expected to vest (in thousands)	383
Weighted average vesting period (in months)	10

Note 24—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Year ended December 31,
Expense line	2025	2024	2023

	(in thousands)
Technology
Amortization of capitalized software	$47,344	$48,169	$43,462
Impairment of capitalized software	4,597	147	46
Other (1)	110,663	101,231	99,644
Total technology expense	$162,604	$149,547	$143,152

Occupancy and equipment
Depreciation	$7,048	$7,815	$9,752
Operating lease cost	16,112	14,465	17,880
Short-term lease cost	376	303	436
Other (2)	11,792	10,315	8,490
Total occupancy and equipment expense	$35,328	$32,898	$36,558
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2025	2024	2023

	(in thousands, except per share amounts)
Net income	$501,077	$311,423	$144,656

Weighted average shares of common stock outstanding	51,728	50,990	49,978
Effect of dilutive securities - shares issuable under stock-based compensation plan	2,154	2,366	2,755
Weighted average diluted shares of common stock outstanding	53,882	53,356	52,733
Basic earnings per share	$9.69	$6.11	$2.89
Diluted earnings per share	$9.30	$5.84	$2.74

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding performance-based RSUs, time-based RSUs and stock options excluded from the calculation of diluted earnings per share:

	Year ended December 31,
	2025	2024	2023

	(in thousands except for weighted average exercise price)
Time-based RSUs	3	3	2
Performance-based RSUs (1)	192	775	561
Stock options (2)	163	153	289
Total anti-dilutive units and options	358	931	852
Weighted average exercise price of anti-dilutive stock options (2)	$102.19	$84.93	$59.42
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.

(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the outstanding stock options for the period.

Note 26—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquid asset requirements generally are tied to the size of the Company’s loan servicing portfolio, loan origination volume and delinquency rate.

The Agencies’ capital and liquidity requirements, the calculations of which are specified by each Agency, are summarized below:

	December 31, 2025		December 31, 2024
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$8,212,718	$1,475,719	$7,457,748	$1,380,100
Ginnie Mae	$8,002,181	$1,616,380	$6,952,347	$1,526,074
HUD	$8,002,181	$2,500	$6,952,347	$2,500
Risk-based capital
Ginnie Mae	41%	6%	40%	6%
Liquidity
Fannie Mae & Freddie Mac	$1,095,507	$689,782	$870,243	$630,698
Ginnie Mae	$1,285,660	$512,613	$1,208,755	$460,200
Adjusted net worth / Total assets ratio
Ginnie Mae	37%	6%	35%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	28%	6%	29%	6%
(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with an Agency’s requirements can result in such Agency taking various remedial actions up to and including terminating the Company’s ability to sell and service loans on behalf of the respective Agency.

Note 27—Segments

The Company’s reportable segments are identified based on their unique business activities. The following disclosures about the Company’s business segments are presented consistent with the way the Company’s chief operating decision maker organizes and evaluates financial information for making operating decisions and assessing performance. The Company’s chief operating decision maker is its chief executive officer. The reportable segments are evaluated based on income or loss before provisions for income taxes. The chief operating decision maker uses pre-tax segment results to assess segment performance and allocate operating and capital resources among the two reportable segments described below. The segments are separately evaluated because they represent different services.

The Company conducts its business in two operating and reportable segments, production and servicing:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.
●	The servicing segment performs servicing and subservicing of loans on behalf of non-affiliate investors, execution and management of early buyout transactions, and servicing of loans sourced and managed for PMT.
●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Year ended December 31, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$947,258	$124,496	$1,071,754	$—	$1,071,754
Loan origination fees	235,835	—	235,835	—	235,835
Fulfillment fees from PennyMac Mortgage Investment Trust	23,804	—	23,804	—	23,804
Net loan servicing fees	—	705,699	705,699	—	705,699
Management fees	—	—	—	27,649	27,649
Net interest (expense) income:
Interest income	429,778	492,997	922,775	1,672	924,447
Interest expense	377,017	583,538	960,555	—	960,555
	52,761	(90,541)	(37,780)	1,672	(36,108)
Other	622	(2,271)	(1,649)	19,552	17,903
Total net revenue	1,260,280	737,383	1,997,663	48,873	2,046,536
Expenses:
Compensation	441,202	207,927	649,129	133,787	782,916
Loan origination	251,990	—	251,990	—	251,990
Technology	111,691	40,867	152,558	10,046	162,604
Servicing	—	122,626	122,626	—	122,626
Marketing and advertising	39,147	1,778	40,925	5,215	46,140
Professional services	14,114	7,264	21,378	16,595	37,973
Occupancy and equipment	17,732	10,562	28,294	7,034	35,328
Other (2)	14,484	21,466	35,950	19,592	55,542
Total expenses	890,360	412,490	1,302,850	192,269	1,495,119
Income (loss) before provision for income taxes	$369,920	$324,893	$694,813	$(143,396)	$551,417
Segment assets at end of year	$9,756,783	$19,564,252	$29,321,035	$67,654	$29,388,689
Acquisition of:
Capitalized software	$27,255	$3,930	$31,185	$8,099	$39,284
Furniture, fixtures, equipment and building improvements	$6,275	$2,804	$9,079	$2,842	$11,921
Amortization of capitalized software	$40,714	$6,218	$46,932	$412	$47,344
Impairment of capitalized software	$4,597	$—	$4,597	$—	$4,597
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$3,706	$2,216	$5,922	$1,126	$7,048
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Year ended December 31, 2024
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$726,720	$90,648	$817,368	$—	$817,368
Loan origination fees	185,700	—	185,700	—	185,700
Fulfillment fees from PennyMac Mortgage Investment Trust	26,291	—	26,291	—	26,291
Net loan servicing fees	—	533,655	533,655	—	533,655
Management fees	—	—	—	28,623	28,623
Net interest (expense) income:
Interest income	321,210	470,492	791,702	1,864	793,566
Interest expense	318,750	500,598	819,348	—	819,348
	2,460	(30,106)	(27,646)	1,864	(25,782)
Other	531	1,167	1,698	26,178	27,876
Total net revenue	941,702	595,364	1,537,066	56,665	1,593,731
Expenses:
Compensation	315,838	204,371	520,209	112,529	632,738
Loan origination	164,092	—	164,092	—	164,092
Technology	95,603	39,511	135,114	14,433	149,547
Servicing	—	105,997	105,997	—	105,997
Professional services	11,206	6,906	18,112	19,880	37,992
Occupancy and equipment	15,683	11,142	26,825	6,073	32,898
Marketing and advertising	20,138	280	20,418	1,551	21,969
Legal settlements	—	(30)	(30)	1,621	1,591
Other (2)	7,911	22,185	30,096	15,785	45,881
Total expenses	630,471	390,362	1,020,833	171,872	1,192,705
Income (loss) before provision for income taxes	$311,231	$205,002	$516,233	$(115,207)	$401,026
Segment assets at end of year	$8,431,612	$17,588,018	$26,019,630	$67,257	$26,086,887
Acquisition of:
Capitalized software	$16,156	$3,685	$19,841	$541	$20,382
Furniture, fixtures, equipment and building improvements	$465	$1,039	$1,504	$211	$1,715
Amortization of capitalized software	$39,160	$7,881	$47,041	$1,128	$48,169
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$3,743	$2,804	$6,547	$1,268	$7,815
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Year ended December 31, 2023
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated Total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$453,063	$92,880	$545,943	$—	$545,943
Loan origination fees	146,118	—	146,118	—	146,118
Fulfillment fees from PennyMac Mortgage Investment Trust	27,826	—	27,826	—	27,826
Net loan servicing fees	—	642,600	642,600	—	642,600
Management fees	—	—	—	28,762	28,762
Net interest income (expense):
Interest income	272,307	358,247	630,554	2,370	632,924
Interest expense	254,890	382,887	637,777	—	637,777
	17,417	(24,640)	(7,223)	2,370	(4,853)
Other	250	3,663	3,913	11,347	15,260
Total net revenue	644,674	714,503	1,359,177	42,479	1,401,656
Expenses:
Compensation	274,447	201,002	475,449	101,515	576,964
Loan origination	114,500	—	114,500	—	114,500
Technology	88,086	40,343	128,429	14,723	143,152
Servicing	—	69,433	69,433	—	69,433
Professional services	10,825	7,485	18,310	42,211	60,521
Occupancy and equipment	18,353	10,774	29,127	7,431	36,558
Marketing and advertising	16,125	178	16,303	1,328	17,631
Legal settlements	853	—	853	161,917	162,770
Other (2)	5,407	16,896	22,303	14,193	36,496
Total expenses	528,596	346,111	874,707	343,318	1,218,025
Income (loss) before provision for income taxes	$116,078	$368,392	$484,470	$(300,839)	$183,631
Segment assets at end of year	$4,560,323	$14,036,203	$18,596,526	$248,037	$18,844,563
Acquisition of:
Capitalized software	$32,504	$416	$32,920	$1,864	$34,784
Furniture, fixtures, equipment and building improvements	$199	$991	$1,190	$196	$1,386
Amortization of capitalized software	$31,285	$9,934	$41,219	$2,243	$43,462
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$5,225	$2,965	$8,190	$1,562	$9,752
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 28—Parent Company Information

PLS’ debt financing agreements require PLS, the Company’s indirect controlled subsidiary, to comply with financial covenants that include a minimum tangible net worth of $1.3 billion. PLS is limited from transferring funds to the Parent by this minimum tangible net worth requirement. The Company’s Unsecured Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by PLS, PNMAC, PCM, PNMAC Holdings, Inc. and PennyMac Services, Inc.

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED BALANCE SHEETS

	December 31,
	2025	2024

	(in thousands)
ASSETS
Cash	$1,241	$2,994
Investments in subsidiaries	5,311,870	4,809,214
Due from subsidiaries	4,739,416	3,012,578
Total assets	$10,052,527	$7,824,786
LIABILITIES AND STOCKHOLDERS' EQUITY
Unsecured senior notes	$4,831,742	$3,164,032
Accounts payable and accrued expenses	73,032	34,274
Income taxes payable	838,777	796,829
Total liabilities	5,743,551	3,995,135
Stockholders' equity	4,308,976	3,829,651
Total liabilities and stockholders' equity	$10,052,527	$7,824,786

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Revenues
Dividends from subsidiaries	$8,502	$9,378	$80,617
Net interest income:
Interest income:
From non-affiliates	—	5	—
From subsidiary	360,934	255,773	156,082
	360,934	255,778	156,082
Interest expense	291,562	184,304	98,396
	69,372	71,474	57,686
Total net revenues	77,874	80,852	138,303
Expenses
Charitable contributions	3,011	2,500	—
Professional services	15	—	—
Other	1,011	838	931
Total expenses	4,037	3,338	931
Income before provision for income taxes and equity in undistributed earnings of subsidiaries	73,837	77,514	137,372
Provision for income taxes	39,187	66,398	31,267
Income before equity in undistributed earnings of subsidiaries	34,650	11,116	106,105
Equity in undistributed earnings of subsidiaries	466,427	300,307	38,551
Net income	$501,077	$311,423	$144,656

PENNYMAC FINANCIAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2025	2024	2023

	(in thousands)
Cash flows from operating activities
Net income	$501,077	$311,423	$144,656
Adjustments to reconcile net income to net cash used in operating activities
Equity in undistributed earnings of subsidiaries	(466,427)	(300,307)	(38,551)
Amortization of net debt issuance costs	10,027	6,509	3,802
Decrease in receivable from PennyMac Mortgage Investment Trust	—	—	27
Increase in intercompany receivable	(1,735,106)	(698,869)	(894,204)
Increase in accounts payable and accrued expenses	38,758	4,638	3,280
(Decrease) increase in payable to subsidiaries	—	(187)	52
Increase in income taxes payable	41,948	65,374	32,383
Net cash used in operating activities	(1,609,723)	(611,419)	(748,555)
Cash flows from financing activities
Issuance of unsecured senior notes	2,350,000	650,000	750,000
Repayment of unsecured senior notes	(650,000)	—	—
Payment of debt issuance costs	(42,317)	(12,128)	(14,071)
Payment of dividend to holders of common stock	(62,550)	(52,160)	(41,446)
Issuance of common stock pursuant to exercise of stock options	12,837	20,062	17,215
Net cash provided by financing activities	1,607,970	605,774	711,698
Net decrease in cash (1)	(1,753)	(5,645)	(36,857)
Cash at beginning of year	2,994	8,639	45,496
Cash at end of year	$1,241	$2,994	$8,639
Supplemental cash flow information:
Non-cash financing activity:
Repurchase of common stock by PNMAC on behalf of Parent company	$4,739	$—	$71,491
Payment of withholding taxes relating to stock-based compensation by PNMAC on behalf of Parent company	$3,763	$9,401	$9,142
Issuance of common stock in settlement of directors' fees	$234	$256	$180
(1)	The Company did not hold restricted cash during the years presented.

Note 29—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On January 29, 2026, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on February 26, 2026 to common stockholders of record as of February 16, 2026.

●	On February 11, 2026, the Company entered into a definitive agreement to acquire the subservicing business of Cenlar Capital Corporation (“Cenlar”) in an all-cash transaction for an upfront purchase price of $172.5 million and up to $85 million of contingent consideration payable over three years. Cenlar’s subservicing business consists primarily of subservicing contracts for approximately 100 institutional clients. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including required regulatory approvals. There can be no assurance that the transaction will close as expected or at all.

●	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC FINANCIAL SERVICES, INC.
(Registrant)
By:	/s/ David A. Spector
David A. Spector
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: February 20, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	Chairman and Chief Executive Officer	February 20, 2026
David A. Spector	(Principal Executive Officer)

/s/ Daniel S. Perotti	Senior Managing Director and Chief Financial Officer	February 20, 2026
Daniel S. Perotti	(Principal Financial Officer)

/s/ Gregory L. Hendry	Chief Accounting Officer	February 20, 2026
Gregory L. Hendry	(Principal Accounting Officer)

/s/ Doug Jones	Director, President and	February 20, 2026
Doug Jones	Chief Mortgage Banking Officer

/s/ Jonathon S. Jacobson	Director	February 20, 2026
Jonathon S. Jacobson

/s/ Patrick Kinsella	Director	February 20, 2026
Patrick Kinsella

/s/ Anne D. McCallion	Director	February 20, 2026
Anne D. McCallion

/s/ Joseph Mazzella	Director	February 20, 2026
Joseph Mazzella

/s/ Farhad Nanji	Director	February 20, 2026
Farhad Nanji

/s/ Jeffrey Perlowitz	Director	February 20, 2026
Jeffrey Perlowitz

/s/ Lisa Shalett	Director	February 20, 2026
Lisa Shalett

/s/ Sunil Chandra	Director	February 20, 2026
Sunil Chandra

/s/ Theodore Tozer	Director	February 20, 2026
Theodore Tozer