Form 10-Q
period 2026-03-31
PennyMac Financial Services, Inc.
filed 2026-05-05
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2026
Common Stock, $0.0001 par value	51,924,875

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

March 31, 2026

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Quarterly Report on Form 10-Q (this “Report”), the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026 and in our other SEC filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2026	2025

	(in thousands, except share amounts)
ASSETS
Cash	$219,513	$301,680
Short-term investments at fair value	434,220	410,037
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	659,235	722,528
Loans held for sale at fair value (includes $9,799,780 and $8,983,503 pledged to creditors)	9,954,495	9,123,410
Derivative assets from non-affiliates	276,709	185,518
Derivative assets from PennyMac Mortgage Investment Trust	5,886	2,257
Servicing advances, net (includes valuation allowance of $116,052 and $103,574; $394,107 and $406,825 pledged to creditors)	622,890	589,542
Mortgage servicing rights at fair value (includes $9,901,292 and $9,367,851 pledged to creditors)	10,149,036	9,598,941
Investment in PennyMac Mortgage Investment Trust at fair value	875	941
Receivable from PennyMac Mortgage Investment Trust	17,500	17,122
Loans eligible for repurchase	8,594,471	7,409,800
Other (includes $15,241 and $10,393 pledged to creditors)	1,009,168	1,026,913
Total assets	$31,943,998	$29,388,689
LIABILITIES
Assets sold under agreements to repurchase	$10,177,643	$8,794,002
Mortgage loan participation purchase and sale agreements	691,081	696,618
Notes payable secured by mortgage servicing assets	1,426,325	1,326,021
Unsecured senior notes	4,834,396	4,831,742
Derivative liabilities to non-affiliates	66,829	9,559
Derivative liabilities to PennyMac Mortgage Investment Trust	3,823	6,247
Mortgage servicing liabilities at fair value	1,568	1,572
Accounts payable and accrued expenses	459,016	643,896
Payable to PennyMac Mortgage Investment Trust	96,033	116,585
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	24,757	24,757
Income taxes payable	1,206,492	1,184,020
Liability for loans eligible for repurchase	8,594,471	7,409,800
Liability for losses under representations and warranties	35,805	34,894
Total liabilities	27,618,239	25,079,713

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,923,059 and 52,061,346 shares, respectively	5	5
Additional paid-in capital	46,926	96,870
Retained earnings	4,278,828	4,212,101
Total stockholders' equity	4,325,759	4,308,976
Total liabilities and stockholders' equity	$31,943,998	$29,388,689

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2026	2025

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$337,236	$216,199
From PennyMac Mortgage Investment Trust	7,749	4,838
	344,985	221,037
Loan origination fees:
From non-affiliates	72,446	46,134
From PennyMac Mortgage Investment Trust	—	477
	72,446	46,611
Fulfillment fees from PennyMac Mortgage Investment Trust	5,737	5,290
Net loan servicing fees:
Owned servicing:
Loan servicing fees	469,366	417,687
Other fees	41,794	49,052
	511,160	466,739
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(171,993)	(430,956)
Mortgage servicing rights hedging results	(207,287)	106,774
	(379,280)	(324,182)
Net loan servicing fees - owned servicing	131,880	142,557
Subservicing:
From PennyMac Mortgage Investment Trust	19,723	21,729
From non-affiliates	1,227	—
Total subservicing fees	20,950	21,729
Net loan servicing fees	152,830	164,286
Net interest expense:
Interest income	208,179	189,871
Interest expense	249,722	208,082
Net interest expense	(41,543)	(18,211)
Management fees from PennyMac Mortgage Investment Trust	6,762	7,012
Results of real estate acquired in settlement of loans	(2,316)	(225)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(37)	185
Other	6,120	4,918
Total net revenues	544,984	430,903
Expenses
Compensation	216,393	181,988
Loan origination	79,696	44,096
Technology	46,132	40,197
Servicing	38,233	21,875
Marketing and advertising	21,094	9,432
Professional services	14,399	9,037
Occupancy and equipment	9,991	8,382
Other	14,355	11,700
Total expenses	440,293	326,707
Income before provision for income taxes	104,691	104,196
Provision for income taxes	22,369	27,916
Net income	$82,322	$76,280
Earnings per share
Basic	$1.58	$1.48
Diluted	$1.53	$1.42
Weighted average shares outstanding
Basic	52,132	51,506
Diluted	53,859	53,624

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended March 31, 2026
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2025	52,061	$5	$96,870	$4,212,101	$4,308,976
Net income	—	—	—	82,322	82,322
Stock-based compensation	421	—	(29)	—	(29)
Issuance of common stock in settlement of directors' fees	1	—	96	—	96
Common stock dividend ($0.30 per share)	—	—	—	(15,595)	(15,595)
Repurchase of common stock	(560)	—	(50,011)	—	(50,011)
Balance, March 31, 2026	51,923	$5	$46,926	$4,278,828	$4,325,759

	Quarter ended March 31, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	76,280	76,280
Stock-based compensation	281	—	12,773	—	12,773
Issuance of common stock in settlement of directors' fees	1	—	57	—	57
Common stock dividend ($0.30 per share)	—	—	—	(15,005)	(15,005)
Balance, March 31, 2025	51,659	$5	$68,902	$3,834,849	$3,903,756

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2026	2025

	(in thousands)
Cash flow from operating activities
Net income	$82,322	$76,280
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gains on loans held for sale at fair value	(344,985)	(221,037)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	171,993	430,956
Mortgage servicing rights hedging results	207,287	(106,774)
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	5,185	(11,335)
Capitalization of interest on loans held for sale	(3,632)	(210)
Amortization of debt issuance costs	8,650	7,072
Results of real estate acquired in settlement in loans	2,316	225
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	66	(155)
Stock-based compensation expense	2,447	11,084
Provision for servicing advance losses	19,962	4,184
Depreciation and amortization	13,510	13,896
Impairment of capitalized software	317	—
Amortization of operating lease right-of-use assets	4,227	3,405
Purchase of loans held for sale from non-affiliates	(27,031,441)	(815,720)
Origination of loans held for sale	(10,510,064)	(5,084,079)
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	—	(20,437,666)
Purchase of loans from Ginnie Mae securities and early buyout investors	(661,341)	(1,079,557)
Sale to non-affiliates and principal payment of loans held for sale	32,611,319	27,587,429
Sale of loans held for sale to PennyMac Mortgage Investment Trust	4,380,289	654,808
Repurchase of loans subject to representations and warranties	(24,922)	(19,942)
(Increase) decrease in servicing advances	(97,071)	25,134
Increase in receivable from PennyMac Mortgage Investment Trust	(4,096)	(229)
Sale of real estate acquired in settlement of loans	25,695	19,992
Increase in other assets	(15,605)	(9,458)
(Decrease) increase in accounts payable and accrued expenses	(182,123)	14,769
Decrease in operating lease liabilities	(3,935)	(4,630)
Decrease in payable to PennyMac Mortgage Investment Trust	(20,814)	(20,126)
Increase in income taxes payable	22,471	27,641
Net cash (used in) provided by operating activities	(1,341,973)	1,065,957

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2026	2025

	(in thousands)
Cash flow from investing activities
Increase in short-term investment	(24,183)	(22,840)
Repayment of principal-only stripped mortgage-backed securities	58,069	37,738
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(171,613)	74,572
Adjustment to sales of mortgage servicing rights to non-affiliates	(6,429)	—
Sale of mortgage servicing rights to PennyMac Mortgage Investment Trust	3,922	—
Acquisition of capitalized software	(15,925)	(7,137)
Purchase of furniture, fixtures, equipment and leasehold improvements	(2,250)	(371)
Increase in margin deposits	13,884	(51,578)
Net cash (used in) provided by investing activities	(144,525)	30,384
Cash flow from financing activities
Sale of assets under agreements to repurchase	38,971,144	27,533,478
Repurchase of assets sold under agreements to repurchase	(37,588,456)	(29,161,286)
Issuance of mortgage loan participation purchase and sale certificates	6,985,112	5,807,294
Repayment of mortgage loan participation purchase and sale certificates	(6,990,883)	(5,793,836)
Issuance of notes payable secured by mortgage servicing assets	100,000	—
Repayment of notes payable secured by mortgage servicing assets	—	(325,000)
Issuance of unsecured senior notes	—	850,000
Payment of debt issuance costs	(4,504)	(21,064)
Issuance of common stock by exercise of stock options	3,710	5,452
Payment of withholding taxes relating to stock-based compensation	(6,186)	(3,763)
Payment of dividends to holders of common stock	(15,595)	(15,005)
Repurchase of common stock	(50,011)	—
Net cash provided by (used in) financing activities	1,404,331	(1,123,730)
Net decrease in cash	(82,167)	(27,389)
Cash at beginning of quarter	301,680	238,482
Cash at end of quarter	$219,513	$211,093
Supplemental cash flow information:
Cash paid for interest	$249,269	$205,446
(Refunds received) cash paid for income taxes, net	$(103)	$274
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$719,586	$650,349
Operating right-of-use assets recognized	$1,169	$561
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$96	$57

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

●	Pennymac Capital Management, LLC (“PCM”) — a Delaware limited liability company registered with the Securities and Exchange Commission (“SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended. PCM has a management agreement with PMT.

Pending Acquisition

On February 11, 2026, the Company entered into an agreement to acquire the subservicing business of Cenlar Capital Corporation (“Cenlar”) in an all-cash transaction for an upfront purchase price of $172.5 million plus or minus the difference between Cenlar’s shareholders’ equity and $25 million and up to $85 million of contingent consideration payable over three years. Cenlar’s subservicing business consists primarily of subservicing contracts for approximately 100 institutional clients. The transaction is expected to close in the second half of 2026, subject to customary closing conditions, including required regulatory approvals. There can be no assurance that the transaction will close as expected or at all.

Note 2—Basis of Presentation and Recently Issued Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these consolidated financial statements and notes do not include all of the information required by GAAP for complete financial statements. This interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods presented, but are not necessarily indicative of income that may be expected for the full year ending December 31, 2026. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires the Company to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 8% and 10% of total net revenues for the quarters ended March 31, 2026 and 2025, respectively.

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

For financial reporting purposes, the MSRs financed by the consolidated VIEs are included in Mortgage servicing rights at fair value, the financing of VFNs is included in Assets sold under agreements to repurchase and the term debt is included in Notes payable secured by mortgage servicing assets on the Company’s consolidated balance sheets. This financing is described in Note 14 – Short-Term Debt and Note 15 – Long-Term Debt.

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

Under the mortgage loan purchase agreement, PMT has the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by the Company through its correspondent channel at the Company’s cost plus accrued interest, less any loan administrative fees paid to the Company by the correspondent sellers and subject to quarterly fulfillment fee charges as described below. The Company may hold or otherwise sell correspondent loans to other investors, or to PMT at a later date, if PMT chooses not to initially purchase such loans through the correspondent channel.

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance (“UPB”) of all refinance mortgage loans originated in such month, plus the aggregate UPB of all “preserved mortgage loans” relating to closed end second lien loans originated in such month, to (ii) the aggregate UPB of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate UPB of all “preserved mortgage loans” in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. The Company has further agreed to allocate resources sufficient to target a recapture rate of at least 30%.

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

Sourcing Fees

PMT does not hold the Ginnie Mae approval required to issue Ginnie Mae mortgage-backed securities (“MBS”) and act as a servicer. Accordingly, through June 30, 2025, under the agreement, the Company purchased mortgage loans underwritten in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from PMT at PMT’s cost less an administrative fee plus accrued interest and sourcing fee ranging from one to two basis points of the UPB of the loan, generally based on the average number of calendar days the loan was held by PMT before purchase by the Company.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$13,556	$6,046
Mortgage servicing rights recapture incurred	(5,807)	(1,208)
	$7,749	$4,838
Sale of loans held for sale to PMT	$4,380,289	$654,808
UPB of loans recaptured	$550,998	$159,472

Tax service fees earned from PMT included in Loan origination fees	$—	$477

Fulfillment fee revenue	$5,737	$5,290
UPB of loans sold to and fulfilled for PMT subject to fulfillment fees	$2,796,544	$2,781,722

Sourcing fees included in cost of loans purchased from PMT	$—	$2,015
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured	$—	$11,191,880
Conventional conforming	—	8,960,796
	$—	$20,152,676

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and its portfolio of residential mortgage loans in exchange for servicing fees as described below:

●	The base servicing fee rates for mortgage loans are established at a monthly per-loan dollar amount. As of October 1, 2025, the base servicing fee rates for mortgage loans are $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans. Prior to October 1, 2025, the base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property is acquired in settlement of the loan. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Base fees	$17,624	$19,202
Other fees	2,099	2,527
	$19,723	$21,729

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

Management Agreement

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs and for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated and collected quarterly in arrears and is equal to the sum of (i) 1.5% per year of PMT’s average “shareholders’ equity” up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined in the Management Agreement as the sum of net proceeds from issuance and repurchases of equity securities since inception, plus retained earnings or reduced by accumulated deficit.
●	The performance incentive fee is calculated and collected annually in arrears and is a specified percentage of the amount by which PMT’s “net income,” over the fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”
●	The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the year exceeds (i) a 12% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the year exceeds a 16% return on the average “common shareholders’ equity” during the period plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Base management fees	$6,762	$7,012
Performance incentive fees	—	—
	$6,762	$7,012
Average PMT's shareholders' equity used to calculate base management fees	$1,828,237	$1,895,785

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$6,141	$4,601
Compensation	1,599	1,629
Common overhead incurred by the Company	949	981
	$8,689	$7,211
Payments and settlements during the quarter (1)	$18,330	$28,048
(1)	Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PMT for the operating, investing and financing activities itemized in this Note.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust shares	$(37)	$185
Sale of Mortgage servicing rights to PMT	$3,922	$—

	March 31,	December 31,
	2026	2025

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$875	$941
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	March 31,	December 31,
	2026	2025

	(in thousands)
Receivable from PMT:
Management fees	$6,762	$6,856
Servicing fees	6,622	6,669
Allocated expenses and expenses incurred on PMT's behalf	3,931	3,161
Correspondent production activities	185	436
	$17,500	$17,122
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$79,881	$97,485
Other	16,152	19,100
	$96,033	$116,585

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

The Company has recorded a $24.8 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of March 31, 2026 and December 31, 2025. The Company did not make payments under the tax receivable agreement during the quarters ended March 31, 2026 and 2025.

.

Note 6—Loan Sales and Servicing Activities

Loan Sales

The Company originates, purchases and sells loans in the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Cash flows:
Sales proceeds	$32,611,319	$27,587,429
Servicing fees received	$428,237	$396,232

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement:

	March 31,	December 31,
	2026	2025

	(in thousands)
Unpaid principal balance of loans outstanding	$460,361,759	$448,035,447
Delinquent loans:
30-89 days	$14,850,730	$18,000,680
90 days or more:
Not in foreclosure	$11,561,042	$9,759,483
In foreclosure	$1,616,694	$1,372,545
Foreclosed	$4,583	$4,076
Loans in bankruptcy	$2,082,955	$1,968,188

Loan Servicing

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	March 31, 2026
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$460,361,759	$—	$460,361,759
Purchased	13,633,606	—	13,633,606
Subserviced	—	11,413,998	11,413,998
	473,995,365	11,413,998	485,409,363
PennyMac Mortgage Investment Trust	—	225,093,530	225,093,530
Loans held for sale	9,821,486	—	9,821,486
	$483,816,851	$236,507,528	$720,324,379
Delinquent loans:
30 days	$11,197,038	$1,898,851	$13,095,889
60 days	4,131,164	540,380	4,671,544
90 days or more:
Not in foreclosure	11,755,298	1,045,822	12,801,120
In foreclosure	1,669,223	144,107	1,813,330
Foreclosed	6,229	2,583	8,812
	$28,758,952	$3,631,743	$32,390,695
Loans in bankruptcy	$2,152,337	$377,461	$2,529,798
Custodial funds managed by the Company (1)	$10,117,440	$3,125,558	$13,242,998
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$448,035,447	$—	$448,035,447
Purchased	13,999,998	—	13,999,998
Subserviced (1)	—	35,873,833	35,873,833
	462,035,445	35,873,833	497,909,278
PennyMac Mortgage Investment Trust	—	226,774,067	226,774,067
Loans held for sale	8,930,477	—	8,930,477
	$470,965,922	$262,647,900	$733,613,822
Delinquent loans:
30 days	$13,205,704	$3,056,477	$16,262,181
60 days	5,357,188	962,007	6,319,195
90 days or more:
Not in foreclosure	9,944,189	1,734,551	11,678,740
In foreclosure	1,414,544	184,343	1,598,887
Foreclosed	6,229	3,121	9,350
	$29,927,854	$5,940,499	$35,868,353
Loans in bankruptcy	$2,039,686	$566,890	$2,606,576
Custodial funds managed by the Company (2)	$8,429,523	$2,758,179	$11,187,702
(1)	Includes $24.3 billion in UPB of loans where MSRs have been sold, but the servicing has not yet transferred to the purchaser’s servicing platform.
(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	March 31,	December 31,
State	2026	2025

	(in thousands)
California	$81,899,842	$83,261,751
Texas	72,914,367	73,599,588
Florida	68,453,274	69,872,447
Virginia	36,433,902	38,282,502
Georgia	29,727,189	30,528,228
All other states	430,895,805	438,069,306
	$720,324,379	$733,613,822

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Balance at beginning of quarter	$103,574	$85,788
Provision for losses	19,962	4,184
Charge-offs, net	(7,484)	(7,817)
Balance at end of quarter	$116,052	$82,155

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$434,220	$—	$—	$434,220
Principal-only stripped mortgage-backed securities	—	659,235	—	659,235
Loans held for sale	—	9,525,538	428,957	9,954,495
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	138,031	138,031
Forward purchase contracts	—	24,588	—	24,588
Forward sales contracts	—	165,645	—	165,645
MBS put options	—	4,840	—	4,840
Total return swap	—	119	—	119
Put options on interest rate futures purchase contracts	41,688	—	—	41,688
Call options on interest rate futures purchase contracts	9,414	—	—	9,414
Total derivative assets before netting	51,102	195,192	138,031	384,325
Netting	—	—	—	(107,616)
Total derivative assets from non-affiliates	51,102	195,192	138,031	276,709
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	5,886	5,886
Forward sales contracts	—	15	—	15
Total before netting	—	15	5,886	5,901
Netting	—	—	—	(15)
Total derivative assets from PennyMac Mortgage Investment Trust	—	15	5,886	5,886
Mortgage servicing rights	—	—	10,149,036	10,149,036
Investment in PennyMac Mortgage Investment Trust	875	—	—	875
	$486,197	$10,379,980	$10,721,910	$21,480,456
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$35,368	$35,368
Forward purchase contracts	—	67,863	—	67,863
Forward sales contracts	—	42,663	—	42,663
Total derivative liabilities before netting	—	110,526	35,368	145,894
Netting	—	—	—	(79,065)
Total derivative liabilities to non-affiliates	—	110,526	35,368	66,829
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	2,613	2,613
Forward sales contracts	—	1,225	—	1,225
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	1,225	2,613	3,838
Netting	—	—	—	(15)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	1,225	2,613	3,823
Mortgage servicing liabilities	—	—	1,568	1,568
	$—	$111,751	$39,549	$72,220

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$410,037	$—	$—	$410,037
Principal-only stripped mortgage-backed securities	—	722,528	—	722,528
Loans held for sale	—	8,815,699	307,711	9,123,410
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	131,536	131,536
Forward purchase contracts	—	49,499	—	49,499
Forward sales contracts	—	16,399	—	16,399
Total return swap	—	8	—	8
Put options on interest rate futures purchase contracts	22,769	—	—	22,769
Call options on interest rate futures purchase contracts	2,086	—	—	2,086
Total derivative assets before netting	24,855	65,906	131,536	222,297
Netting	—	—	—	(36,779)
Total derivative assets from non-affiliates	24,855	65,906	131,536	185,518
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	2,257	2,257
Forward sales contracts	—	142	—	142
Total before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative assets from PennyMac Mortgage Investment Trust	—	142	2,257	2,257
Mortgage servicing rights	—	—	9,598,941	9,598,941
Investment in PennyMac Mortgage Investment Trust	941	—	—	941
	$435,833	$9,604,275	$10,040,445	$20,043,632
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$4,260	$4,260
Forward purchase contracts	—	2,845	—	2,845
Forward sales contracts	—	47,692	—	47,692
Total derivative liabilities before netting	—	50,537	4,260	54,797
Netting	—	—	—	(45,238)
Total derivative liabilities to non-affiliates	—	50,537	4,260	9,559
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	4,605	4,605
Forward sales contracts	—	1,784	—	1,784
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	1,784	4,605	6,247
Mortgage servicing liabilities	—	—	1,572	1,572
	$—	$52,321	$10,437	$17,378

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended March 31, 2026
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2025	$307,711	$127,276	$(2,348)	$9,598,941	$10,031,580
Purchases and issuances, net	947,556	254,337	(5,270)	—	1,196,623
Capitalization of interest and servicing advances	17,502	—	—	—	17,502
Sales, sales adjustments and repayments	(342,604)	—	—	2,506	(340,098)
Mortgage servicing rights resulting from loan sales	—	—	—	719,586	719,586
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	22,201	—	—	—	22,201
Other factors	2,580	19,347	3,936	(171,997)	(146,134)
	24,781	19,347	3,936	(171,997)	(123,933)
Transfers:
From Level 3 to Level 2	(525,141)	—	—	—	(525,141)
To real estate acquired in settlement of loans	(848)	—	—	—	(848)
To loans held for sale	—	(298,297)	6,955	—	(291,342)
Balance, March 31, 2026	$428,957	$102,663	$3,273	$10,149,036	$10,683,929
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2026	$12,402	$102,663	$3,273	$(171,997)	$(53,659)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	March 31, 2026
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2025	$1,572
Changes in fair value included in income	(4)
Balance, March 31, 2026	$1,568
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2026	$(4)

	Quarter ended March 31, 2025
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$33,565	$8,744,528	$9,212,146
Purchases and issuances, net	1,383,885	182,543	—	1,566,428
Capitalization of interest and servicing advances	10,632	—	—	10,632
Sales and repayments	(514,646)	—	—	(514,646)
Mortgage servicing rights resulting from loan sales	—	—	650,349	650,349
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	1,986	—	—	1,986
Other factors	36,948	116,113	(430,988)	(277,927)
	38,934	116,113	(430,988)	(275,941)
Transfers:				—
From Level 3 to Level 2	(911,237)	—	—	(911,237)
To loans held for sale	—	(222,279)	—	(222,279)
Balance, March 31, 2025	$441,621	$109,942	$8,963,889	$9,515,452
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2025	$23,715	$109,942	$(430,988)	$(297,331)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended March 31, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(32)
Balance, March 31, 2025	$1,651
Changes in fair value recognized during the quarter relating to liabilities still outstanding at March 31, 2025	$(32)

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item, are summarized below:

	Quarter ended March 31,
	2026				2025
	Net gains on	Net			Net gains on	Net
	loans held	loan	Net		loans held	loan
	for sale at	servicing	interest		for sale at	servicing
	fair value	fees	expense	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(39)	$(5,185)	$(5,224)	$—	$18,134	$18,134
Loans held for sale	252,324	—	—	252,324	292,143	—	292,143
Mortgage servicing rights	—	(171,997)	—	(171,997)	—	(430,988)	(430,988)
	$252,324	$(172,036)	$(5,185)	$75,103	$292,143	$(412,854)	$(120,711)
Liabilities:
Mortgage servicing liabilities	$—	$4	$—	$4	$—	$32	$32

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	March 31, 2026			December 31, 2025
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$9,904,215	$9,755,026	$149,189	$9,080,781	$8,874,884	$205,897
90 days or more delinquent:
Not in foreclosure	35,749	38,436	(2,687)	32,364	35,669	(3,305)
In foreclosure	14,531	28,024	(13,493)	10,265	19,924	(9,659)
	$9,954,495	$9,821,486	$133,009	$9,123,410	$8,930,477	$192,933

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were remeasured based on fair value on a nonrecurring basis:

Real estate acquired in settlement of loans	Level 1	Level 2	Level 3	Total

	(in thousands)
March 31, 2026	$—	$—	$26,736	$26,736
December 31, 2025	$—	$—	$8,731	$8,731

The following table summarizes the losses recognized on assets when they were remeasured based on fair value on a nonrecurring basis:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Real estate acquired in settlement of loans	$(3,609)	$(562)

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

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	March 31, 2026		December 31, 2025
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,334,166	$1,326,325	$1,334,248	$1,326,021
Unsecured senior notes	$4,748,252	$4,834,396	$5,075,675	$4,831,742

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

To assess the reasonableness of its valuations, the capital markets valuation staff presents an analysis of the effect on the valuations of changes to the significant inputs to the models and, for MSRs, comparisons of its estimates of fair value and key inputs to those procured from non-affiliate brokers and published surveys.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	March 31, 2026	December 31, 2025
Fair value (in thousands)	$428,957	$307,711
Key inputs (1):
Discount rate:
Range	5.7% – 9.3%	5.6% – 9.3%
Weighted average	6.5%	6.3%
Twelve-month projected housing price index change:
Range	1.1% – 1.6%	0.8% – 1.3%
Weighted average	1.3%	1.0%
Voluntary prepayment/resale speed (2):
Range	6.8% – 22.2%	6.9% – 22.7%
Weighted average	16.8%	18.9%
Total prepayment/resale speed (3):
Range	6.9% – 40.5%	7.0% – 37.5%
Weighted average	22.2%	24.1%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	March 31, 2026	December 31, 2025
Fair value (in thousands) (1)	$105,936	$127,276
Committed amount (in thousands)	$16,241,426	$13,474,638
Key inputs (2):
Pull-through rate:
Range	16.0% – 100%	14.1% – 100%
Weighted average	81.6%	81.0%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	1.0 – 8.7	1.0 – 8.7
Weighted average	5.5	5.4
Percentage of loan commitment amount:
Range	0.3% – 4.4%	0.3% – 4.6%
Weighted average	1.9%	2.2%
(1)	Amounts include IRLCs with non-affiliates and with PMT. For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. Beginning in the third quarter of 2025, the Company enhanced its discounted cash flow approach to estimate the period-end fair value of its MSRs with the adoption of an Option-Adjusted Spread (“OAS”) model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended March 31,
	2026	2025

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$719,586	$650,349
Unpaid principal balance	$32,477,245	$27,664,977
Weighted average servicing fee rate (in basis points)	41	43
Key inputs (1):
Annual total prepayment speed (2):
Range	6.4% – 16.0%	6.6% – 15.0%
Weighted average	8.2%	8.8%
Equivalent average life (in years):
Range	3.7 – 10.3	3.8 – 10.2
Weighted average	8.9	8.7
Pricing spread (3):
Range	4.9% – 12.6%	4.9% – 12.6%
Weighted average	5.7%	5.5%
Per-loan annual cost of servicing:
Range	$70 – $128	$70 – $127
Weighted average	$99	$101
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United State Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the fair value from adverse changes in those inputs:

	March 31, 2026	December 31, 2025

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 10,149,036	$ 9,598,941
Underlying loan characteristics:
Unpaid principal balance	$ 473,980,146	$ 462,020,147
Weighted average note interest rate	5.1%	4.7%
Weighted average servicing fee rate (in basis points)	39	39
Key inputs (1):
Annual total prepayment speed (2):
Range	5.0% – 25.7%	6.0% – 22.7%
Weighted average	8.3%	9.0%
Equivalent average life (in years):
Range	2.5 – 9.7	2.5 – 9.0
Weighted average	8.7	8.0
Effect on fair value of (3):
5% adverse change	($137,759)	($168,856)
10% adverse change	($271,449)	($331,359)
20% adverse change	($527,347)	($638,689)
Option-adjusted spread (4):
Range	2.0% – 13.2%	2.6% – 13.2%
Weighted average	4.6%	4.7%
Effect on fair value of (3):
5% adverse change	($101,516)	($95,530)
10% adverse change	($200,579)	($189,008)
20% adverse change	($391,692)	($370,059)
Per-loan annual cost of servicing:
Range	$70 – $128	$70 – $127
Weighted average	$108	$106
Effect on fair value of (3):
5% adverse change	($54,079)	($50,531)
10% adverse change	($108,157)	($101,061)
20% adverse change	($216,314)	($202,122)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as projections of the effect of shock events or as earnings forecasts
(4)	The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable annual total prepayment speed, OAS, and the per-loan annual cost of servicing the underlying loans. Beginning in the third quarter of 2025, the Company enhanced its period-end discounted cash flow valuation of MSLs by utilizing an OAS model, which utilizes an OAS rather than a pricing spread. Changes in the fair value of MSLs are included in Net servicing fees—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in estimating the fair value of MSLs:

	March 31,	December 31,
	2026	2025
Fair value (in thousands)	$1,568	$1,572
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$15,219	$15,298
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	14.3%	14.2%
Equivalent average life (in years)	5.5	5.5
Option-adjusted spread (3)	9.1%	9.1%
Per-loan annual cost of servicing	$861	$853
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Note 8— Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Balance at beginning of quarter	$722,528	$825,865
Repayments	(58,069)	(37,738)
Changes in fair value included in income arising from:
Accrual of purchase discounts	(5,185)	11,335
Valuation adjustments	(39)	18,134
	(5,224)	29,469
Balance at end of quarter	$659,235	$817,596

Following is a summary of the Company’s investment in principal-only stripped MBS:

	March 31,	December 31,
	2026	2025

	(in thousands)
Principal balance	$810,281	$868,350
Unearned discount	(156,567)	(151,382)
Cumulative valuation change	5,521	5,560
Fair value	$659,235	$722,528
Fair value of principal-only stripped mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$659,235	$722,528

All of the Company’s principal-only stripped MBS have remaining contractual maturities of over ten years.

Note 9—Loans Held for Sale at Fair Value

Following is a summary of loans held for sale at fair value:

	March 31,	December 31,
Mortgage type	2026	2025

	(in thousands)
Government-insured or guaranteed	$5,021,627	$5,140,921
Conventional conforming	3,338,746	2,972,372
Jumbo	1,094,445	699,309
Non-qualified	70,720	3,097
Closed-end second lien	169,643	156,003
Purchased from Ginnie Mae securities serviced by the Company	231,064	127,920
Repurchased pursuant to representations and warranties	28,250	23,788
	$9,954,495	$9,123,410
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$9,067,257	$8,245,256
Mortgage loan participation purchase and sale agreements	732,523	738,247
	$9,799,780	$8,983,503

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	March 31, 2026			December 31, 2025
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amount (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Non-affiliates:
Not subject to master netting arrangements:
Interest rate lock commitments	16,241,426	$138,031	$35,368	13,474,638	$131,536	$4,260

Subject to master netting arrangements (2):
Forward purchase contracts	20,029,168	24,588	67,863	14,311,234	49,499	2,845
Forward sales contracts	31,244,365	165,645	42,663	22,291,811	16,399	47,692
MBS put options	500,000	4,840	—	—	—	—
Put options on interest rate futures purchase contracts	8,975,000	41,688	—	12,625,000	22,769	—
Call options on interest rate futures purchase contracts	9,600,000	9,414	—	7,750,000	2,086	—
Total return swap	39,998	119	—	39,998	8	—
Treasury futures purchase contracts	24,242,000	—	—	11,841,400	—	—
Treasury futures sale contracts	20,027,000	—	—	8,607,100	—	—
Total derivatives before netting		384,325	145,894		222,297	54,797
Netting		(107,616)	(79,065)		(36,779)	(45,238)
		$276,709	$66,829		$185,518	$9,559
PennyMac Mortgage Investment Trust:
Interest rate lock commitments not subject to master netting arrangements	1,338,161	5,886	2,613	1,207,859	2,257	4,605
Forward sales contracts subject to master netting arrangements (2)	92,618	15	1,225	250,638	142	1,784
Total derivatives before netting		5,901	3,838		2,399	6,389
Netting		(15)	(15)		(142)	(142)
		$5,886	$3,823		$2,257	$6,247
Deposits (received from) placed with derivative counterparties included in the derivative balances above, net		$(28,551)			$8,459
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	March 31, 2026				December 31, 2025
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$138,031	$—	$—	$138,031	$131,536	$—	$—	$131,536
RJ O' Brien	51,102	—	—	51,102	24,855	—	—	24,855
Morgan Stanley Bank, N.A.	44,316	—	—	44,316	10,673	—	—	10,673
Goldman Sachs	15,291	—	—	15,291	1,769	—	—	1,769
Santander US Capital Markets LLC	7,371	—	—	7,371	1,723	—	—	1,723
Bank of America, N.A.	5,039	—	—	5,039	—	—	—	—
Ellington Management	4,665	—	—	4,665	—	—	—	—
Federal National Mortgage Association	2,261	—	—	2,261	—	—	—	—
Barclays Capital	—	—	—	—	3,919	—	—	3,919
Bank of Montreal	—	—	—	—	2,676	—	—	2,676
Others	8,633	—	—	8,633	8,367	—	—	8,367
	$276,709	$—	$—	$276,709	$185,518	$—	$—	$185,518
PennyMac Mortgage Investment Trust	$5,886	$—	$—	$5,886	$2,257	$—	$—	$2,257

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

	March 31, 2026				December 31, 2025
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$35,368	$—	$—	$35,368	$4,260	$—	$—	$4,260
Atlas Securitized Products, L.P.	2,454,287	(2,454,287)	—	—	3,151,222	(3,151,222)	—	—
Bank of America, N.A.	2,066,088	(2,066,088)	—	—	1,121,585	(1,120,457)	—	1,128
Royal Bank of Canada	860,139	(860,139)	—	—	534,163	(534,163)	—	—
JPMorgan Chase Bank, N.A.	806,606	(806,048)	—	558	767,903	(767,903)	—	—
Morgan Stanley Bank, N.A.	556,464	(556,464)	—	—	407,678	(407,678)	—	—
Nomura Corporate Funding Americas	556,423	(555,870)	—	553	596,608	(596,608)	—	—
Wells Fargo Bank, N.A.	553,223	(551,651)	—	1,572	650,094	(650,094)	—	—
BNP Paribas	544,439	(543,094)	—	1,345	342,500	(342,500)	—	—
Goldman Sachs	499,713	(499,713)	—	—	168,428	(168,428)	—	—
Barclays Capital	446,599	(437,561)	—	9,038	229,055	(229,055)	—	—
Mizuho Bank, Ltd.	405,972	(397,464)	—	8,508	149,588	(149,588)	—	—
Citibank, N.A.	233,606	(233,606)	—	—	444,851	(444,851)	—	—
Santander US Capital Markets LLC	221,919	(221,919)	—	—	238,668	(238,668)	—	—
Others	9,887	—	—	9,887	4,171	—	—	4,171
	$10,250,733	$(10,183,904)	$—	$66,829	$8,810,774	$(8,801,215)	$—	$9,559
PennyMac Mortgage Investment Trust	$3,823	$—	$—	$3,823	$6,247	$—	$—	$6,247
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Consolidated statement of income line	2026	2025

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(18,991)	$76,377
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$101,470	$(145,046)
Mortgage servicing rights	Net loan servicing fees–Mortgage servicing rights hedging results	$(207,247)	$88,640
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the quarter. Amounts recognized at the date of commitment and fair value changes recognized during the quarter until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the quarter in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Balance at beginning of quarter	$9,598,941	$8,744,528
Additions (deductions):
MSRs resulting from loan sales	719,586	650,349
Sales adjustments (sales) to:
Non-affiliates	6,428	—
PennyMac Mortgage Investment Trust	(3,922)	—
	722,092	650,349
Change in fair value due to:
Changes in inputs used in valuation model (1)	183,047	(205,489)
Other changes in fair value (2)	(355,044)	(225,499)
Total change in fair value	(171,997)	(430,988)
Balance at end of quarter	$10,149,036	$8,963,889
Unpaid principal balance of underlying loans at end of quarter	$473,980,146	$442,208,097

	March 31,	December 31,
	2026	2025

	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$9,901,292	$9,367,851
(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Balance at beginning of quarter	$1,572	$1,683
Changes in fair value due to:
Changes in inputs used in valuation model (1)	18	5
Other changes in fair value (2)	(22)	(37)
Total change in fair value	(4)	(32)
Balance at end of quarter	$1,568	$1,651
Unpaid principal balance of underlying loans at end of quarter	$15,219	$19,070

(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—From non-affiliates on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Loan servicing fees—Other on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Contractual servicing fees	$469,366	$417,687
Other fees:
Late charges	20,793	20,051
Other	4,206	3,479
	$494,365	$441,217

Note 12—Other Assets

Other assets are summarized below:

	March 31,	December 31,
	2026	2025

	(in thousands)
Margin deposits	$441,384	$407,978
Capitalized software, net	112,052	108,145
Operating lease right-of-use assets	58,698	61,757
Servicing fees receivable, net	51,196	48,279
Other servicing receivables	49,822	36,296
Interest receivable	44,369	40,173
Prepaid expenses	49,454	50,062
Real estate acquired in settlement of loans	40,404	37,675
Furniture, fixtures, equipment and building improvements, net	18,231	17,789
Margin deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	15,241	10,393
Other	128,317	208,366
	$1,009,168	$1,026,913
Margin deposits securing Assets sold under agreements to repurchase or Notes payable secured by mortgage servicing assets	$15,241	$10,393

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended March 31,
	2026	2025

	(dollars in thousands)
Lease expense:
Operating leases	$5,207	$4,002
Short-term leases	100	66
Sublease income	(377)	(377)
Net lease expense included in Occupancy and equipment expense	$4,930	$3,691

Other information:
Payments for operating leases	$4,914	$5,077
Operating lease right-of-use assets recognized	$1,169	$561
Year end weighted averages:
Remaining lease term (in years)	5.2	3.4
Discount rate	5.6%	3.9%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended March 31,	Operating leases
(in thousands)
2027	$12,695
2028	12,219
2029	13,050
2030	14,434
2031	16,269
Thereafter	17,456
Total lease payments	86,123
Less imputed interest	(13,678)
Operating lease liability included in Accounts payable and accrued expenses	$72,445

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of March 31, 2026.

Assets Sold Under Agreements to Repurchase

The Company has multiple borrowing facilities in the form of asset sales under agreements to repurchase. These borrowing facilities are secured by principal-only stripped MBS, loans held for sale, participation certificates backed by mortgage servicing assets and margin deposits. Eligible assets are sold at advance rates based on the fair value (as determined by the lender) of the assets sold. Interest is charged at a rate based on the Secured Overnight Financing Rate (“SOFR”). Principal-only stripped MBS, loans, mortgage servicing assets and participation certificates backed by mortgage servicing assets financed under these agreements may be re-pledged by the lenders.

Assets sold under agreements to repurchase are summarized below:

	Quarter ended March 31,
	2026	2025

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$7,971,975	$6,109,683
Weighted average interest rate (1)	5.28%	5.94%
Total interest expense	$110,018	$94,229
Maximum daily amount outstanding	$10,183,904	$8,589,915
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $6.2 million and $4.8 million for the quarters ended March 31, 2026 and 2025, respectively.

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$10,183,904	$8,801,215
Unamortized debt issuance costs	(6,261)	(7,213)
	$10,177,643	$8,794,002
Weighted average interest rate	5.18%	5.18%
Available borrowing capacity (1):
Committed	$1,193,285	$1,486,344
Uncommitted	3,480,243	3,367,758
	$4,673,528	$4,854,102
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$659,235	$722,528
Loans held for sale	$9,067,257	$8,245,256
Servicing advances (2)	$394,107	$406,825
Mortgage servicing rights (2)	$9,425,085	$7,968,105
Margin deposits (2)	$15,241	$10,393
(1)	The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets collectively serve as the collateral securing the servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15–Long-Term Debt - Notes payable secured by mortgage servicing assets.

Maturities

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at March 31, 2026 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,966,744
Over 30 to 90 days	6,411,274
Over 90 to 180 days	659,525
Over 180 days to one year	360,082
Over one year to two years	786,279
Total assets sold under agreements to repurchase	$10,183,904
Weighted average maturity (in months)	3.5
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of March 31, 2026:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,569,205	May 3, 2027	May 3, 2027
Barclays Bank PLC (2)	$960,319	April 14, 2026	July 13, 2026
Atlas Securitized Products, L.P.	$170,279	August 18, 2026	December 10, 2027
Bank of America, N.A.	$117,545	May 20, 2026	June 9, 2027
Royal Bank of Canada	$49,645	May 1, 2026	February 8, 2027
JP Morgan Chase Bank, N.A. (2)	$32,551	June 30, 2026	July 6, 2026
Morgan Stanley Bank, N.A.	$31,571	June 16, 2026	October 22, 2027
BNP Paribas	$24,686	June 17, 2026	September 30, 2027
Nomura Corporate Funding Americas	$19,266	June 9, 2026	August 4, 2026
Mizuho Bank, Ltd.	$18,886	August 23, 2026	October 14, 2026
Goldman Sachs Bank USA	$12,781	June 19, 2026	March 15, 2028
Wells Fargo Bank, N.A.	$12,304	June 9, 2026	June 11, 2027
Citibank, N.A.	$11,402	June 13, 2026	August 21, 2026
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets pledged to serve as the collateral securing servicing asset facilities that issue Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through December 10, 2027. The facility maturity date shown in this table represents a weighted average of those dates.

(2)	The facility maturity dates are shown as weighted averages.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$3,017	April 28, 2026
JP Morgan Chase Bank, N.A.	$20,267	April 6, 2026
Wells Fargo Bank, N.A.	$16,078	April 23, 2026
Santander US Capital Markets LLC	$15,202	April 15, 2026

Mortgage Loan Participation Purchase and Sale Agreements

Two of the borrowing facilities secured by loans held for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in mortgage loans that have been pooled with Ginnie Mae, Freddie Mac, or Fannie Mae, are sold to a lender pending securitization of the mortgage loans and sale of the resulting securities. A commitment to sell the securities resulting from the pending securitization between the Company and a non-affiliate is also assigned to the lender at the time a participation certificate is issued.

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2026	2025

	(dollars in thousands)
Average balance	$321,732	$261,045
Weighted average interest rate (1)	4.99%	5.64%
Total interest expense	$4,194	$3,804
Maximum daily amount outstanding	$699,793	$511,846
(1)	Excludes the effect of amortization of debt issuance costs totaling $234,000 and $172,000 for the quarters ended March 31, 2026 and 2025, respectively.

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$691,316	$697,087
Unamortized debt issuance costs	(235)	(469)
	$691,081	$696,618
Weighted average interest rate	4.91%	4.94%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$732,523	$738,247

Note 15—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) has entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust has issued VFNs to PLS (which PLS, in turn, sells under agreements to repurchase), has issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”).

Beneficial interests in the Agency MSRs, servicing advances and margin deposit assets collectively serve as the collateral securing servicing asset facilities that issue Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets. Creditors to the Assets sold under agreements to repurchase and the Term Notes and Term Loans have equal priority in claims to the collateral held by the Issuer Trust.

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

Freddie Mac MSR Note Payable

The Company has a note payable facility with one lender that is secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread as defined in the agreement. The facility expires on August 21, 2026. The maximum amount that the Company may borrow under the notes payable is $650 million, all of which is committed, and may be reduced by other debt outstanding with the lender.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended March 31,
	2026	2025

	(dollars in thousands)
Average balance	$1,332,222	$1,863,611
Weighted average interest rate (1)	6.72%	7.85%
Total interest expense	$22,389	$36,578
(1)	Excludes the effect of amortization of debt issuance costs totaling $305,000 and $513,000 for the quarters ended March 31, 2026 and 2025, respectively.

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,330,000	$1,330,000
Freddie Mac MSR notes payable	100,000	—
	1,430,000	1,330,000
Unamortized debt issuance costs	(3,675)	(3,979)
	$1,426,325	$1,326,021
Weighted average interest rate	6.64%	6.69%
Assets pledged to secure notes payable (1):
Servicing advances	$394,107	$406,825
Mortgage servicing rights	$8,831,375	$9,367,851
Margin deposits	$12,630	$10,393
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets collectively serve as the collateral securing servicing asset facilities that issue Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
February 11, 2021	$650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
May 1, 2025	850,000	6.875%	May 15, 2032	May 15, 2028
August 7, 2025	650,000	6.750%	February 15, 2034	August 15, 2028
	$4,900,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended March 31,
	2026	2025

	(dollars in thousands)
Average balance	$4,900,000	$3,710,000
Weighted average interest rate (1)	6.58%	6.26%
Total interest expense	$83,279	$60,137
(1)	Excludes the effect of amortization of debt issuance costs of $2.7 million and $2.0 million for the quarters ended March 31, 2026 and 2025, respectively.

	March 31,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,900,000	$4,900,000
Unamortized debt issuance costs and premiums, net	(65,604)	(68,258)
	$4,834,396	$4,831,742
Weighted average interest rate	6.58%	6.58%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended March 31,
	2027	2028	2029	2030	2031	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$480,000	$550,000	$—	$300,000	$—	$1,330,000
Unsecured senior notes	—	—	650,000	750,000	650,000	2,850,000	4,900,000
Total	$—	$480,000	$1,200,000	$750,000	$950,000	$2,850,000	$6,230,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Balance at beginning of quarter	$34,894	$29,129
Provision for losses:
Resulting from sales of loans	4,468	3,547
Resulting from change in estimate	(2,990)	(1,415)
Losses incurred	(567)	(487)
Balance at end of quarter	$35,805	$30,774
Unpaid principal balance of loans subject to representations and warranties at end of quarter	$504,749,991	$430,898,425

Note 17—Income Taxes

The Company’s effective income tax rates were 21.4% and 26.8% for the quarters ended March 31, 2026 and 2025, respectively. The decrease in the effective income tax rate for the quarter ended March 31, 2026 compared to the same quarter in 2025 is due to the effect of an increase in deductible compensation, as well as a favorable change in California apportionment rules enacted into law in June 2025 allowing the Company to apportion income to California using a single sales factor instead of a factor equally weighted among property, payroll and sales.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $16.2 billion as of March 31, 2026.

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

Note 19—Stockholders’ Equity

The Company’s stock repurchase program provides for the repurchase of up to $2 billion of its common stock, before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended March 31,		Cumulative
	2026	2025	total (1)

	(in thousands)
Shares of common stock repurchased	560	—	34,674
Cost of shares of common stock repurchased	$50,011	$—	$1,842,948
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through March 31, 2026. Cumulative total cost of shares of common stock repurchased includes $549,000 of transaction costs as of March 31, 2026.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(528,351)	$(276,310)
Hedging activities	324,039	(310,699)
	(204,312)	(587,009)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	719,586	650,349
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,468)	(3,547)
Reductions in liability due to changes in estimate	2,990	1,415
Changes in fair values of loans and derivatives held at end of quarter:
Interest rate lock commitments	(18,991)	76,377
Loans	65,000	(87,039)
Hedging derivatives	(222,569)	165,653
	337,236	216,199
From PennyMac Mortgage Investment Trust (1)	7,749	4,838
	$344,985	$221,037
(1)	The terms of loan sales to PMT are described in Note 5–Related Party Transactions–PennyMac Mortgage Investment Trust–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Interest income:
Cash and short-term investments	$9,569	$10,007
Principal-only stripped mortgage-backed securities	(4,976)	11,595
Loans held for sale	113,182	87,394
Placement fees relating to custodial funds	89,939	79,795
Other	465	1,080
	208,179	189,871
Interest expense:
Assets sold under agreements to repurchase	110,018	94,229
Mortgage loan participation purchase and sale agreements	4,194	3,804
Notes payable secured by mortgage servicing assets	22,389	36,578
Unsecured senior notes	83,279	60,137
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	26,131	9,774
Interest on mortgage loan impound deposits	2,737	2,581
Other	974	979
	249,722	208,082
	$(41,543)	$(18,211)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	260	185
Time-based RSUs	241	260
Stock options	270	187
Grant date fair value:
Performance-based RSUs	$23,641	$18,788
Time-based RSUs	21,996	26,484
Stock options	10,591	8,138
Total	$56,228	$53,410
Vesting and exercise:
Performance-based RSUs vested	98	—
Time-based RSUs vested	176	185
Stock options exercised	217	126
Stock-based compensation expense	$2,447	$11,084

Note 23—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Quarter ended March 31,
Expense line	2026	2025

	(in thousands)
Technology
Amortization of capitalized software	$11,701	$11,981
Impairment of capitalized software	317	—
Other (1)	34,114	28,216
Total technology expense	$46,132	$40,197

Occupancy and equipment
Depreciation	$1,809	$1,915
Operating lease cost	4,830	3,625
Short-term lease cost	100	66
Other (2)	3,252	2,776
Total occupancy and equipment expense	$9,991	$8,382
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2026	2025

	(in thousands, except per share amounts)
Net income	$82,322	$76,280

Weighted average shares of common stock outstanding	52,132	51,506
Effect of dilutive securities - shares issuable under stock-based compensation plan	1,727	2,118
Weighted average diluted shares of common stock outstanding	53,859	53,624
Basic earnings per share	$1.58	$1.48
Diluted earnings per share	$1.53	$1.42

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended March 31,
	2026	2025

	(in thousands except for weighted average exercise price)
Time-based RSUs	124	132
Performance-based RSUs (1)	327	597
Stock options (2)	271	147
Total anti-dilutive RSUs and stock options	722	876
Weighted average exercise price of anti-dilutive stock options (2)	$97.92	$95.84
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the Company’s common stock for the quarter.

Note 25—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	March 31, 2026		December 31, 2025
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$8,238,618	$1,514,741	$8,212,718	$1,475,719
Ginnie Mae	$8,108,958	$1,650,844	$8,002,181	$1,616,380
HUD	$8,108,958	$2,500	$8,002,181	$2,500
Risk-based capital
Ginnie Mae	40%	6%	41%	6%
Liquidity
Fannie Mae & Freddie Mac	$876,093	$720,760	$1,095,507	$689,782
Ginnie Mae	$1,266,483	$539,319	$1,285,660	$512,613
Adjusted net worth / Total assets ratio
Ginnie Mae	35%	6%	37%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	26%	6%	28%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

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

The Company conducts its business in two operating and reportable segments, production and servicing:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.

●	The servicing segment performs servicing and subservicing of loans on behalf of non-affiliate investors, executes, manages early buyout transactions and services loans for PMT.

●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Quarter ended March 31, 2026
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$311,201	$33,784	$344,985	$—	$344,985
Loan origination fees	72,446	—	72,446	—	72,446
Fulfillment fees from PennyMac Mortgage Investment Trust	5,737	—	5,737	—	5,737
Net loan servicing fees	—	152,830	152,830	—	152,830
Net interest (expense) income :
Interest income	112,999	94,922	207,921	258	208,179
Interest expense	95,588	154,134	249,722	—	249,722
	17,411	(59,212)	(41,801)	258	(41,543)
Management fees	—	—	—	6,762	6,762
Other	125	(2,316)	(2,191)	5,958	3,767
Total net revenues	406,920	125,086	532,006	12,978	544,984
Expenses:
Compensation	136,264	52,537	188,801	27,592	216,393
Loan origination	79,696	—	79,696	—	79,696
Technology	30,054	11,117	41,171	4,961	46,132
Servicing	—	38,233	38,233	—	38,233
Marketing and advertising	11,951	514	12,465	8,629	21,094
Professional services	5,649	2,080	7,729	6,670	14,399
Occupancy and equipment	5,332	2,502	7,834	2,157	9,991
Other (2)	4,399	5,452	9,851	4,504	14,355
Total expenses	273,345	112,435	385,780	54,513	440,293
Income (loss) before provision for income taxes	$133,575	$12,651	$146,226	$(41,535)	$104,691
Segment assets at end of quarter	$10,435,743	$21,416,481	$31,852,224	$91,774	$31,943,998
Acquisition of:
Capitalized software	$6,737	$284	$7,021	$8,904	$15,925
Furniture, fixtures, equipment and building improvements	$1,458	$506	$1,964	$286	$2,250
Amortization of capitalized software	$9,766	$1,530	$11,296	$405	$11,701
Impairment of capitalized software	$317	$—	$317	$—	$317
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$993	$434	$1,427	$382	$1,809
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Quarter ended March 31, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$187,145	$33,892	$221,037	$—	$221,037
Loan origination fees	46,611	—	46,611	—	46,611
Fulfillment fees from PennyMac Mortgage Investment Trust	5,290	—	5,290	—	5,290
Net loan servicing fees	—	164,286	164,286	—	164,286
Net interest income (expense):
Interest income	85,288	104,134	189,422	449	189,871
Interest expense	76,526	131,556	208,082	—	208,082
	8,762	(27,422)	(18,660)	449	(18,211)
Management fees	—	—	—	7,012	7,012
Other	131	(173)	(42)	4,920	4,878
Total net revenues	247,939	170,583	418,522	12,381	430,903
Expenses:
Compensation	98,869	52,970	151,839	30,149	181,988
Loan origination	44,096	—	44,096	—	44,096
Technology	25,100	10,385	35,485	4,712	40,197
Servicing	—	21,875	21,875	—	21,875
Professional services	3,134	1,681	4,815	4,222	9,037
Occupancy and equipment	4,128	2,729	6,857	1,525	8,382
Marketing and advertising	8,023	373	8,396	1,036	9,432
Other (2)	2,646	4,569	7,215	4,485	11,700
Total expenses	185,996	94,582	280,578	46,129	326,707
Income (loss) before provision for income taxes	$61,943	$76,001	$137,944	$(33,748)	$104,196
Segment assets at end of quarter	$7,346,079	$16,461,624	$23,807,703	$65,173	$23,872,876
Acquisition of:
Capitalized software	$5,409	$1,728	$7,137	$—	$7,137
Furniture, fixtures, equipment and building improvements	$187	$29	$216	$155	$371
Amortization of capitalized software	$10,221	$1,666	$11,887	$94	$11,981
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$968	$645	$1,613	$302	$1,915
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On May 5, 2026, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on May 28, 2026 to common stockholders of record as of May 18, 2026.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Business Trends

Recent macroeconomic trend and U.S. federal government administration actions with respect to trade, tariffs, government cost reduction efforts and foreign military action have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have also constrained the mortgage origination market, which is currently projected to increase from $1.9 trillion in 2025 to $2.3 trillion in 2026 according to mortgage industry economists.

The opportunity for refinancing has increased in recent periods, driven by interest rate volatility and a greater proportion of outstanding mortgages with note rates near current market rates. If such interest rate volatility continues, it may drive greater mortgage production activity and higher prepayment speeds than we have experienced in recent years. Additionally, reductions in the Federal Reserve’s federal funds rate have reduced the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to the same periods in the prior year. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increase losses from the representations and warranties we provide in our loan sales transactions.

We expect to sell a portion of our conventional conforming correspondent loan production and all of our nonagency correspondent loan production to PMT in the second quarter of 2026.

Results of Operations

Our results of operations are summarized below:

	Quarter ended March 31,
	2026	2025

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues (1)	$423,168	$272,938
Net loan servicing fees	152,830	164,286
Net interest expense	(41,543)	(18,211)
Other	10,529	11,890
Total net revenues	544,984	430,903
Expenses:
Compensation	216,393	181,988
Loan origination	79,696	44,096
Technology	46,132	40,197
Servicing	38,233	21,875
Marketing and advertising	21,094	9,432
Other	38,745	29,119
Total expenses	440,293	326,707
Income before provision for income taxes	104,691	104,196
Provision for income taxes	22,369	27,916
Net income	$82,322	$76,280
Earnings per share
Basic	$1.58	$1.48
Diluted	$1.53	$1.42
Annualized return on average stockholders' equity	7.6%	7.9%
Dividends declared per share	$0.30	$0.30
Income before provision for income taxes by reportable segment and corporate and other:
Production	$133,575	$61,943
Servicing	12,651	76,001
Corporate and other	(41,535)	(33,748)
	$104,691	$104,196
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (3)	$251,202	$281,380
During the quarter:
Interest rate lock commitments issued (2)	$41,111,111	$31,456,820
Unpaid principal balance of loans originated and purchased by PFSI and fulfilled for PMT	$37,038,744	$28,852,746
At end of quarter:
Interest rate lock commitments outstanding	$16,241,426	$9,890,968
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities	$473,995,365	$442,227,167
Loans held for sale	9,821,486	6,911,473
	483,816,851	449,138,640
Subserviced for:
PMT	225,093,530	229,907,855
Other non-affiliates	11,413,998	75,310
Interim servicing	—	1,072,760
	236,507,528	231,055,925
	$720,324,379	$680,194,565
Book value per share	$83.31	$75.57
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

(3)	To provide investors with information in addition to our results as determined by accounting principles generally accepted in the United States (“GAAP”), we disclose Adjusted EBITDA as a non-GAAP measure. Adjusted EBITDA is a measure that is frequently used in our industry to measure performance and we believe that this measure provides supplemental information that is useful to investors. Adjusted EBITDA is not a financial measure calculated in accordance with GAAP and should not be considered as a substitute for net income, or any other performance measure calculated in accordance with GAAP.

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) net of mortgage servicing liabilities (“MSLs”), due to changes in the valuation inputs we use in our valuation models, hedging (gains) losses associated with MSRs, principal-only stripped MBS valuation-related accretion changes, provision for (reversal of) losses on active loans, stock-based compensation, interest expense on corporate debt or corporate revolving credit facilities and capital lease and certain unusual or non-recurring items.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods indicated:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Net income	$82,322	$76,280
Provision for income taxes	22,369	27,916
Income before provision for income taxes	104,691	104,196
Depreciation and amortization	13,510	13,896
Principal-only stripped MBS valuation-related accretion changes	13,814	(3,442)
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(183,029)	205,494
Hedging losses (gains) associated with MSRs	207,287	(106,774)
Provision for (reversal of) losses on active loans	5,991	(3,211)
Stock‑based compensation	2,447	11,084
Interest expense on corporate debt	83,279	60,137
Cenlar acquisition related expenses	3,212	—
Adjusted EBITDA	$251,202	$281,380

Income Before Provisions for Income Taxes

For the quarter ended March 31, 2026, income before income taxes increased $495,000 compared to the same quarter in 2025. The increase was primarily due to a $150.2 million increase in loan production revenue due to higher volume across all production channels, partially offset by a $11.5 million decrease in Net loan servicing fees resulting from increases in net MSR valuation losses in excess of growth in servicing fees, a $23.3 million increase in Net interest expense and a $113.6 million increase in total expenses.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of larger mortgage market volumes and increased share in our broker and consumer direct lending channels during the quarter ended March 31, 2026 compared to the same quarter in 2025. During the quarter ended March 31, 2026, we recognized Net gains on loans held for sale at fair value totaling $345.0 million representing an increase of $123.9 million compared to the same quarter in 2025.

Our net gains on loans held for sale are summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(528,351)	$(276,310)
Hedging activities	324,039	(310,699)
Total cash losses	(204,312)	(587,009)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of quarter:
Interest rate lock commitments	(18,991)	76,377
Loans	65,000	(87,039)
Hedging derivatives	(222,569)	165,653
	(176,560)	154,991
Mortgage servicing rights resulting from loan sales	719,586	650,349
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(4,468)	(3,547)
Reductions in liability due to changes in estimate	2,990	1,415
Total non-cash gains	541,548	803,208
Total gains on sale from non-affiliates	337,236	216,199
From PennyMac Mortgage Investment Trust	7,749	4,838
	$344,985	$221,037
During the quarter:
Interest rate lock commitments issued (1):
By loan type:
Government-insured or guaranteed	$20,213,427	$16,115,573
Conventional conforming	18,081,327	13,573,765
Jumbo	2,196,736	1,219,104
Non-qualified	150,929	—
Closed-end second lien mortgage	468,692	548,378
	$41,111,111	$31,456,820
By production channel:
Correspondent	$22,367,327	$22,095,354
Broker direct	9,539,182	5,478,369
Consumer direct	9,204,602	3,883,097
	$41,111,111	$31,456,820
At end of quarter:
Loans held for sale at fair value	$9,954,495	$7,095,270
Commitments to fund and purchase loans	$16,241,426	$9,890,968
(1)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

Non-Cash Elements of Gain on Sale of Loans Held for Sale

Our gains on loans held for sale include both cash and non-cash elements. We recognize a significant portion of our gains on loans held for sale when we make commitments to purchase or fund mortgage loans. Therefore, we recognize a substantial portion of our net gains before we fund or purchase the loans. We recognize this gain in the form of interest rate lock commitment (“IRLC”) derivatives. We adjust our initial gain amount as the loan purchase or origination process progresses until the loan is either funded or cancelled.

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 208% of our gains on sales of loans held for sale at fair value for the quarter ended March 31, 2026, as compared to 293% for the same quarter in 2025. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $4.5 million for the quarter ended March 31, 2026 compared to $3.5 million for the same quarter in 2025. The increases in the provision relating to current loan sales was primarily attributable to an increase in production volume for the quarter ended March 31, 2026 compared to the same quarter in 2025.

We also recorded reductions in the liability of $3.0 million for the quarter ended March 31, 2026 compared to $1.4 million for the same quarter in 2025. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase and loss activity:

	Quarter ended March 31,
	2026	2025

	(in thousands)
During the quarter:
Indemnification activity:
Loans indemnified at beginning of quarter	$120,130	$101,867
New indemnifications	4,581	12,036
Less indemnified loans sold, repaid or refinanced	2,005	1,356
Loans indemnified at end of quarter	$122,706	$112,547
Repurchase activity:
Total loans repurchased	$24,922	$19,942
Less:
Loans repurchased by correspondent lenders	13,575	15,492
Loans repaid by borrowers or resold	7,015	7,701
Net loans repurchased (resolved) with losses chargeable to liability for representations and warranties	$4,332	$(3,251)
Losses charged to liability for representations and warranties	$567	$487
At end of quarter:
Unpaid principal balance of loans subject to representations and warranties	$504,749,991	$430,898,425
Liability for representations and warranties	$35,805	$30,774

During the quarter ended March 31, 2026, we repurchased loans totaling $24.9 million. We charged losses of $567,000 against the liability during the quarter ended March 31, 2026. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees increased $25.8 million during the quarter ended March 31, 2026, compared to the same quarter in 2025 primarily due to an increase in production volume.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging and sale of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT and an increase in the number of loans included in PMT’s non-Agency securitization and loan sales.

Fulfillment fees increased $447,000 during the quarter ended March 31, 2026, compared to the same quarter in 2025; the increase was primarily due to an increase in correspondent loan production volumes for PMT’s account and an increase in non-Agency securitization and loan sales.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results as summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Loan servicing fees	$511,160	$466,739
Subservicing fees	20,950	21,729
Effects of MSRs and MSLs net of hedging results	(379,280)	(324,182)
Net loan servicing fees	$152,830	$164,286

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Owned servicing:
Loan servicing fees	$469,366	$417,687
Other:
Late charges	24,883	23,067
Other	16,911	25,985
	511,160	466,739
Subservicing:
From PennyMac Mortgage Investment Trust	19,723	21,729
From non-affiliates	1,227	—
	20,950	21,729
	$532,110	$488,468
Average UPB of loans serviced:
MSRs and MSLs	$469,130,501	$435,069,264
Subservicing	$243,737,011	$231,251,849

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

Loan servicing fees from non-affiliates and other fees increased during the quarter ended March 31, 2026 compared to the same quarter in 2025. The increases were primarily due to growth of our loan servicing portfolio. Other servicing fees decreased primarily due to decreased incentives received for loss mitigation activities.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of cash flows of the MSRs and MSLs and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value arising from changes in market inputs by entering into derivatives transactions and holding principal-only stripped mortgage-backed securities (“MBS”).

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$183,029	$(205,494)
Hedging results	(207,287)	106,774
	(24,258)	(98,720)
Changes in fair value attributable to realization of cash flows	(355,022)	(225,462)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(379,280)	$(324,182)
Average balances:
Mortgage servicing rights	$9,775,647	$8,859,846
Mortgage servicing liabilities	$1,575	$1,668
At end of quarter:
Mortgage servicing rights	$10,149,036	$8,963,889
Mortgage servicing liabilities	$1,568	$1,651

Changes in fair value of MSRs attributable to changes in fair value inputs increased during the quarter ended March 31, 2026 compared to the same quarter in 2025 due to increases in interest rates during the quarter ended March 31, 2026 compared to decreasing interest rates during the same quarter in 2025. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses offsetting the valuation gains from increasing interest rates in the quarters ended March 31, 2026 compared to the opposite circumstances and effects in the same quarter in 2025.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter ended March 31, 2026, realization of cash flows increased compared to the same quarter in 2025, primarily due to expectations for faster loan prepayments in the first quarter of 2026 as opposed to the same period in 2025.

Following is a summary of our loan servicing portfolio:

	March 31,	December 31,
	2026	2025

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$460,361,759	$448,035,447
Purchased and assumed	13,633,606	13,999,998
	473,995,365	462,035,445
Loans held for sale	9,821,486	8,930,477
	483,816,851	470,965,922
Subserviced for:
PennyMac Mortgage Investment Trust	225,093,530	226,774,067
Other non-affiliates	11,413,998	11,616,738
Interim servicing	—	24,257,095
	236,507,528	262,647,900
Total loans serviced	$720,324,379	$733,613,822
Delinquencies:
Owned servicing:
30-89 days	$15,328,202	$18,562,892
90 days or more	13,430,750	11,364,962
	$28,758,952	$29,927,854
Subservicing:
30-89 days	$2,439,231	$4,018,484
90 days or more	1,192,512	1,922,015
	$3,631,743	$5,940,499

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of March 31, 2026:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$165,064,942	753	4.9%	46	316	$219	686	92%	73%	8.0%
VA	120,213,981	424	4.3%	42	317	$284	733	91%	73%	1.7%
USDA	20,428,841	137	4.3%	64	299	$149	702	98%	67%	5.2%
Government-sponsored entities:
Freddie Mac	84,820,560	235	6.0%	20	331	$361	762	77%	72%	0.7%
Fannie Mae	65,638,463	199	5.3%	31	317	$330	763	76%	66%	0.6%
Closed-end second lien mortgage loans	2,981,934	38	9.1%	14	248	$78	745	20%	19%	0.3%
Other (3)	14,846,644	35	6.7%	14	345	$422	775	75%	71%	0.3%
	$473,995,365	1,821	5.1%	38	319	$260	726	86%	71%	3.7%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Interest income:
Cash and short-term investment	$9,569	$10,007
Principal-only stripped mortgage-backed securities	(4,976)	11,595
Loans held for sale	113,182	87,394
Placement fees relating to custodial funds	89,939	79,795
Other	465	1,080
	208,179	189,871
Interest expense:
Short-term debt	114,212	98,033
Long-term debt	105,668	96,715
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	26,131	9,774
Interest on mortgage loan impound deposits	2,737	2,581
Other	974	979
	249,722	208,082
	$(41,543)	$(18,211)

Net interest expense increased $23.3 million during the quarter ended March 31, 2026 compared to the same quarter in 2025. The increases were primarily due to an increase in interest expense on borrowings attributable to reductions in yield on principal-only stripped MBS, reflecting slower prepayment expectations combined with the Company financing a larger investment in MSRs and increased interest shortfalls on repayments of loans serviced for Agency securitizations during 2026, partially offset by an increase in interest income from loans held for sale and placement fees.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $250,000 during the quarter ended March 31, 2026 compared to the same quarter in 2025, due to decreases in PMT’s average shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Salaries and wages	$135,916	$108,973
Incentive compensation	48,471	38,071
Taxes and benefits	29,559	23,860
Stock and unit-based compensation	2,447	11,084
	$216,393	$181,988
Head count:
Average	5,436	4,442
Quarter end	5,650	4,457

Compensation expenses increased $34.4 million during the quarter ended March 31, 2026 compared to the same quarter in 2025. The increase was primarily due to an increase in head count and increased incentive compensation reflecting higher loan production volume.

Loan Origination

Loan origination expenses increased $35.6 million for the quarter ended March 31, 2026 compared to the same quarter in 2025. The increases were primarily due to higher origination volumes.

Technology

Technology expenses increased $5.9 million during the quarter ended March 31, 2026 compared to the same quarter in 2025. The increases were primarily due to an increase in software license expenses and a $371,000 impairment of capitalized software recorded during the quarter ended March 31, 2026.

Servicing

Servicing expenses increased $16.4 million during the quarter ended March 31, 2026 compared to the same quarter in 2025. The increase was primarily due to increases in provision for losses on servicing advances resulting from higher delinquent loan balances resulting from a larger servicing portfolio and a larger proportion of delinquencies of 90 days of greater.

Marketing and advertising

Marketing and advertising expenses increased $11.7 million during the quarter ended March 31, 2026 compared to the same quarter in 2025. The increase was primarily due to additional marketing expenses incurred as an Official Supporter of Team USA, including marketing during the 2026 winter Olympics and increased marketing expenses for consumer direct lending.

Provision for Income Taxes

Our effective income tax rates were 21.4% and 26.8% for the quarters ended March 31, 2026 and 2025, respectively. The decrease in the effective income tax rate for the quarter ended March 31, 2026 compared to the same quarter in 2025 is due to the effet of an increase in deductible compensation, as well as a favorable change in California apportionment rules enacted into law in June 2025 allowing us to apportion income to California using a single sales factor instead of a factor equally weighed with property, payroll and sales.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2026	2025

	(in thousands)
ASSETS
Cash and short-term investment	$653,733	$711,717
Principal-only stripped mortgage-backed securities	659,235	722,528
Loans held for sale at fair value	9,954,495	9,123,410
Derivative assets	282,595	187,775
Servicing advances, net	622,890	589,542
Mortgage servicing rights at fair value	10,149,036	9,598,941
Investments in and advances to affiliates	18,375	18,063
Loans eligible for repurchase	8,594,471	7,409,800
Other	1,009,168	1,026,913
Total assets	$31,943,998	$29,388,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$10,868,724	$9,490,620
Long-term debt	6,260,721	6,157,763
	17,129,445	15,648,383
Liability for loans eligible for repurchase	8,594,471	7,409,800
Income taxes payable	1,206,492	1,184,020
Other	687,831	837,510
Total liabilities	27,618,239	25,079,713
Stockholders' equity	4,325,759	4,308,976
Total liabilities and stockholders' equity	$31,943,998	$29,388,689
Leverage ratios:
Total debt / Stockholders' equity	4.0	3.6
Total debt / Tangible stockholders' equity (1)	4.1	3.7
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $2.5 billion from $29.4 billion at December 31, 2025 to $31.9 billion at March 31, 2026. The increase was primarily due to an increase of $1.2 billion of loans eligible for repurchase, an increase of $831.1 million in loans held for sale at fair value and an increase of $550.1 million of mortgage servicing rights.

Total liabilities increased $2.5 billion from $25.1 billion at December 31, 2025 to $27.6 billion at March 31, 2026. The increase was primarily due to an increase of $1.2 billion in liability for loans eligible for repurchase and an increase of $1.5 billion in borrowings to finance increases in loans held for sale and MSRs. As a result of our increased inventory financing requirements, our leverage ratios increased during the quarter ended March 31, 2026 from December 31, 2025.

Cash Flows

Our cash flows are summarized below:

	Quarter ended March 31,
	2026	2025	Change

	(in thousands)
Operating	$(1,341,973)	$1,065,957	$(2,407,930)
Investing	(144,525)	30,384	(174,909)
Financing	1,404,331	(1,123,730)	2,528,061
Net decrease in cash	$(82,167)	$(27,389)	$(54,778)

The net decrease in cash of $82.2 million during the quarter ended March 31, 2026 is discussed below.

Operating activities

Net cash used in operating activities totaled $1.3 billion during the quarter ended March 31, 2026 compared with net cash provided by operating activities of $1.1 billion during the same quarter in 2025. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Cash flows from:
Loans held for sale	$(1,236,160)	$805,273
Other operating sources	(105,813)	260,684
	$(1,341,973)	$1,065,957

The decrease in cashflows from other operating sources relates to the payments of several large accrued liabilities during the quarter ended March 31, 2026, as compared to the same quarter in 2025.

Investing activities

Net cash used in investing activities during the quarter ended March 31, 2026 totaled $144.5 million, primarily due to $171.6 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and an increase of $24.2 million in short-term investment, partially offset by $58.1 million in proceeds from the repayment of principal-only stripped mortgage-backed securities. Net cash provided by investing activities during the quarter ended March 31, 2025 totaled $30.4 million, primarily due to $74.6 million in net settlement of derivative financial instruments used to hedge our investment in MSRs and $37.8 million in repayment of principal-only stripped mortgage-backed securities, partially offset by increases of $22.8 million in short-term investment and $51.6 million in margin deposits.

Financing activities

Net cash provided by financing activities totaled $1.4 billion during the quarter ended March 31, 2026, primarily due to an increase of $1.5 billion in borrowings. The increase in borrowings primarily reflects the increase in inventory of loans held for sale. Net cash used in financing activities totaled $1.1 billion during the quarter ended March 31, 2025, primarily due to a decrease of $1.1 billion in borrowings. The decrease in borrowings primarily reflects the decrease in inventory of loans held for sale.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, the retirement of, and margin calls relating to, our debt, and margin calls relating to hedges on our commitments to purchase or originate mortgage loans and on our MSR investments), fund new originations and purchases, and make investments as we identify them. We expect our primary sources of liquidity to be through cash flows from business activities, proceeds from bank borrowings and proceeds from and issuance of equity or debt offerings. We believe that our capital resources are sufficient to meet our current liquidity requirements.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended March 31,
	2026	2025

	(in thousands)
Average balance	$7,971,975	$6,109,683
Maximum daily balance	$10,183,904	$8,589,915
Balance at quarter end	$10,183,904	$7,064,948

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter ended March 31, 2026 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with each Agency’s requirements as of March 31, 2026.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through March 31, 2026, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of March 31, 2026, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Atlas Securitized Products, L.P.	$2,149,287	$2,149,287	$300,000	December 10, 2027
Bank of America, N.A.	$2,035,727	$2,500,000	$1,500,000	June 9, 2027
Royal Bank of Canada	$860,139	$1,000,000	$500,000	February 8, 2027
JP Morgan Chase Bank, N.A.	$565,436	$565,436	$—	June 28, 2026
Morgan Stanley Bank, N.A.	$556,464	$700,000	$350,000	October 22, 2027
BNP Paribas	$543,094	$600,000	$250,000	September 30, 2027
Wells Fargo Bank, N.A.	$374,002	$600,000	$300,000	June 11, 2027
Goldman Sachs Bank USA	$349,713	$500,000	$100,000	March 15, 2028
Nomura Corporate Funding Americas	$325,870	$700,000	$—	August 4, 2026
Barclays Bank PLC	$302,561	$302,561	$250,000	April 15, 2026
Citibank, N.A.	$233,606	$1,050,000	$700,000	August 21, 2026
Mizuho Bank, Ltd.	$222,464	$250,000	$125,000	October 14, 2026
JP Morgan Chase Bank, N.A. (Early buy out facility)	$13,109	$434,564	$150,000	June 25, 2027
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$305,000	$1,100,713	$350,000	December 10, 2027
Nomura Corporate Funding Americas	$230,000	$550,000	$550,000	November 20, 2026
Mizuho Bank, Ltd.	$175,000	$350,000	$350,000	October 14, 2027
Goldman Sachs Bank USA	$150,000	$650,000	$200,000	October 28, 2026
Barclays Bank PLC	$135,000	$197,439	$100,000	January 29, 2027
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$227,503
Santander US Capital Markets LLC	$221,919
Wells Fargo Bank, N.A.	$177,649
Bank of America, N.A.	$30,361
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$691,316	$750,000	$—	June 10, 2026
Notes payable
GMSR 2023-GTL1 Loans	$480,000	$480,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$425,000	$425,000		March 26, 2029
GMSR 2025-GT1 Notes	$300,000	$300,000		August 26, 2030
Citibank, N.A. FHLMC MSR Facility	$100,000	$100,000	$—	August 21, 2026
Unsecured senior notes
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
Unsecured Notes - 6.875%	$850,000			May 15, 2032
Unsecured Notes - 6.75%	$650,000			February 15, 2034
(1)	Outstanding indebtedness as of March 31, 2026.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2026:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,569,205	May 3, 2027	May 3, 2027
Barclays Bank PLC (2)	$960,319	April 14, 2026	July 13, 2026
Atlas Securitized Products, L.P.	$170,279	August 18, 2026	December 10, 2027
Bank of America, N.A.	$117,545	May 20, 2026	June 9, 2027
Royal Bank of Canada	$49,645	May 1, 2026	February 8, 2027
JP Morgan Chase Bank, N.A. (2)	$32,551	June 30, 2026	July 6, 2026
Morgan Stanley Bank, N.A.	$31,571	June 16, 2026	October 22, 2027
BNP Paribas	$24,686	June 17, 2026	September 30, 2027
Nomura Corporate Funding Americas	$19,266	June 9, 2026	August 4, 2026
Mizuho Bank, Ltd.	$18,886	August 23, 2026	October 14, 2026
Goldman Sachs Bank USA	$12,781	June 19, 2026	March 15, 2028
Wells Fargo Bank, N.A.	$12,304	June 9, 2026	June 11, 2027
Citibank, N.A.	$11,402	June 13, 2026	August 21, 2026
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from August 4, 2026 through December 10, 2027.

(2)	The facility maturity dates are shown as weighted averages.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$3,017	April 28, 2026
JP Morgan Chase Bank, N.A.	$20,267	April 6, 2026
Wells Fargo Bank, N.A.	$16,078	April 23, 2026
Santander US Capital Markets LLC	$15,202	April 15, 2026

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended March 31, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2026, given several shifts in prepayment speeds, option adjusted spreads and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$595,840	$288,517	$142,022	$(137,759)	$(271,449)	$(527,347)
Option adjusted spread	$432,462	$210,754	$104,058	$(101,516)	$(200,579)	$(391,692)
Annual per-loan cost of servicing	$216,314	$108,157	$54,079	$(54,079)	$(108,157)	$(216,314)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. For a discussion of our risk factors refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2026.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
January 1, 2026 – January 31, 2026	30,000	$97.37	30,000	$204,679,905
February 1, 2026 – February 28, 2026	166,409	$92.59	166,409	$189,272,321
March 1, 2026 – March 31, 2026	363,600	$87.10	363,600	$157,600,979
Total	560,009	$89.28	560,009	$157,600,979
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

As of March 31, 2026, the following directors or Section 16 officers adopted, modified or terminated the following Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K):

On March 19, 2026, Greg Hendry, the Company’s Chief Accounting Officer, adopted a trading plan to sell up to: (1) 11,650 shares of the Company’s common stock, (2) 5,120 shares of the Company’s common stock underlying unexercised stock options, (3) Company common stock shares received upon the vesting of 448 time-based restricted stock units, and (4) Company common stock shares received upon the vesting of 1,764 performance-based restricted stock units assuming maximum level performance achievement. The trading plan will expire on June 30, 2027. Mr. Hendry’s trading plan was entered into during an open insider trading window and is intended to satisfy Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

During the quarter ended March 31, 2026, none of our other directors or executive officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of any “Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

10.1†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Stock Option Award Agreement (2026).	*

10.2†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (2026).	*

10.3†	PennyMac Financial Services, Inc. 2022 Equity Incentive Plan Form of Performance Based Restricted Stock Unit Award Agreement (2026).	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) the Consolidated Statements of Income for the quarter ended March 31, 2026 and March 31, 2025, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarter ended March 31, 2026 and March 31, 2025, (iv) the Consolidated Statements of Cash Flows for the quarter ended March 31, 2026 and March 31, 2025, and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: May 5, 2026	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2026	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)