Form 10-Q
period 2026-06-30
PennyMac Financial Services, Inc.
filed 2026-08-04
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2026
Common Stock, $0.0001 par value	51,951,572

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

June 30, 2026

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2026	2025

	(in thousands, except share amounts)
ASSETS
Cash	$214,273	$301,680
Short-term investments at fair value	534,348	410,037
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	609,103	722,528
Loans held for sale at fair value ($7,686,901 and $8,983,503 pledged to creditors)	7,819,890	9,123,410
Derivative assets with non-affiliates	200,447	185,518
Derivative assets with PennyMac Mortgage Investment Trust	1,234	2,257
Servicing advances, net (valuation allowance of $128,904 and $103,574; $390,814 and $406,825 pledged to creditors)	589,386	589,542
Mortgage servicing rights at fair value ($10,306,189 and $9,367,851 pledged to creditors)	10,586,794	9,598,941
Investment in PennyMac Mortgage Investment Trust at fair value	846	941
Receivable from PennyMac Mortgage Investment Trust	18,929	17,122
Loans eligible for repurchase	8,290,697	7,409,800
Other ($13,976 and $10,393 pledged to creditors)	993,504	1,026,913
Total assets	$29,859,451	$29,388,689
LIABILITIES
Assets sold under agreements to repurchase	$8,435,392	$8,794,002
Mortgage loan participation purchase and sale agreements	696,475	696,618
Notes payable secured by mortgage servicing assets	1,425,888	1,326,021
Unsecured senior notes	4,837,096	4,831,742
Derivative liabilities with non-affiliates	34,563	9,559
Derivative liabilities with PennyMac Mortgage Investment Trust	5,239	6,247
Accounts payable and accrued expenses	437,012	645,468
Payable to PennyMac Mortgage Investment Trust	82,517	116,585
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	24,757	24,757
Income taxes payable	1,215,638	1,184,020
Liability for loans eligible for repurchase	8,290,697	7,409,800
Liability for losses under representations and warranties	37,291	34,894
Total liabilities	25,522,565	25,079,713

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,943,691 and 52,061,346 shares, respectively	5	5
Additional paid-in capital	52,210	96,870
Retained earnings	4,284,671	4,212,101
Total stockholders' equity	4,336,886	4,308,976
Total liabilities and stockholders' equity	$29,859,451	$29,388,689

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$266,222	$227,584	$603,458	$443,783
From PennyMac Mortgage Investment Trust	14,097	7,075	21,846	11,913
	280,319	234,659	625,304	455,696
Loan origination fees:
From non-affiliates	69,518	58,589	141,964	104,723
From PennyMac Mortgage Investment Trust	—	502	—	979
	69,518	59,091	141,964	105,702
Fulfillment fees from PennyMac Mortgage Investment Trust	5,023	5,814	10,760	11,104
Net loan servicing fees:
Owned servicing:
Loan servicing fees	470,775	435,517	940,141	853,204
Other fees	44,518	49,505	86,312	98,557
	515,293	485,022	1,026,453	951,761
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(204,507)	(247,170)	(376,500)	(678,126)
Mortgage servicing rights hedging results	(185,581)	(109,102)	(392,868)	(2,328)
	(390,088)	(356,272)	(769,368)	(680,454)
Net loan servicing fees - owned servicing	125,205	128,750	257,085	271,307
Subservicing:
From PennyMac Mortgage Investment Trust	19,640	21,645	39,363	43,374
From non-affiliates	976	—	2,203	—
Total subservicing fees	20,616	21,645	41,566	43,374
Net loan servicing fees	145,821	150,395	298,651	314,681
Net interest expense:
Interest income	242,452	221,929	450,631	411,800
Interest expense	270,710	239,577	520,432	447,659
Net interest expense	(28,258)	(17,648)	(69,801)	(35,859)
Management fees from PennyMac Mortgage Investment Trust	6,810	6,869	13,572	13,881
Results of real estate acquired in settlement of loans	(1,766)	47	(4,082)	(178)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	2	(105)	(35)	80
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	1,092	—	1,092
Other	19,496	4,516	25,616	9,434
Total net revenues	496,965	444,730	1,041,949	875,633
Expenses
Compensation	222,820	187,541	439,213	369,529
Loan origination	93,855	68,836	173,551	112,932
Technology	44,442	42,257	90,574	82,454
Servicing	42,505	28,286	80,738	50,161
Marketing and advertising	16,881	12,389	37,975	21,821
Professional services	15,891	8,380	30,290	17,417
Occupancy and equipment	10,698	8,379	20,689	16,761
Other	18,348	12,220	32,703	23,920
Total expenses	465,440	368,288	905,733	694,995
Income before provision for income taxes	31,525	76,442	136,216	180,638
Provision for income taxes	9,799	(60,021)	32,168	(32,105)
Net income	$21,726	$136,463	$104,048	$212,743
Earnings per share
Basic	$0.42	$2.64	$2.00	$4.12
Diluted	$0.41	$2.54	$1.94	$3.97
Weighted average shares outstanding
Basic	51,932	51,667	52,031	51,587
Diluted	53,251	53,635	53,549	53,626

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended June 30, 2026
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2026	51,923	$5	$46,926	$4,278,828	$4,325,759
Net income	—	—	—	21,726	21,726
Stock-based compensation	20	—	5,187	—	5,187
Issuance of common stock in settlement of directors' fees	1	—	97	—	97
Common stock dividend ($0.30 per share)	—	—	—	(15,883)	(15,883)
Balance, June 30, 2026	51,944	$5	$52,210	$4,284,671	$4,336,886

	Quarter ended June 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, March 31, 2025	51,659	$5	$68,902	$3,834,849	$3,903,756
Net income	—	—	—	136,463	136,463
Stock-based compensation	12	—	8,031	—	8,031
Issuance of common stock in settlement of directors' fees	1	—	58	—	58
Common stock dividend ($0.30 per share)	—	—	—	(15,808)	(15,808)
Balance, June 30, 2025	51,672	$5	$76,991	$3,955,504	$4,032,500

	Six months ended June 30, 2026
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2025	52,061	$5	$96,870	$4,212,101	$4,308,976
Net income	—	—	—	104,048	104,048
Stock-based compensation	441	—	5,158	—	5,158
Issuance of common stock in settlement of directors' fees	2	—	193	—	193
Common stock dividends ($0.60 per share)	—	—	—	(31,478)	(31,478)
Repurchase of common stock	(560)	—	(50,011)	—	(50,011)
Balance, June 30, 2026	51,944	$5	$52,210	$4,284,671	$4,336,886

	Six months ended June 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	212,743	212,743
Stock-based compensation	294	—	20,804	—	20,804
Issuance of common stock in settlement of directors' fees	1	—	115	—	115
Common stock dividends ($0.60 per share)	—	—	—	(30,813)	(30,813)
Balance, June 30, 2025	51,672	$5	$76,991	$3,955,504	$4,032,500

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash flow from operating activities
Net income	$104,048	$212,743
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on loans held for sale at fair value	(625,304)	(455,696)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	376,500	678,126
Mortgage servicing rights hedging results	392,868	2,328
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	(3,527)	(18,034)
Capitalization of interest on loans held for sale	(3,938)	(1,598)
Amortization of debt issuance costs	18,113	17,277
Results of real estate acquired in settlement in loans	4,082	178
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	95	(21)
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(1,092)
Stock-based compensation expense	6,911	18,602
Provision for servicing advance losses	45,021	11,970
Depreciation and amortization	27,932	28,627
Impairment of capitalized software	1,535	—
Amortization of operating lease right-of-use assets	8,639	7,036
Purchase of loans held for sale from non-affiliates	(51,722,435)	(2,202,139)
Origination of loans held for sale	(21,020,089)	(11,725,361)
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	—	(47,382,225)
Purchase of loans from Ginnie Mae securities and early buyout investors	(1,922,199)	(2,195,739)
Sale to non-affiliates and principal payment of loans held for sale	65,991,372	62,243,471
Sale of loans held for sale to PennyMac Mortgage Investment Trust	9,378,680	1,689,692
Repurchase of loans subject to representations and warranties	(56,418)	(45,360)
(Increase) decrease in servicing advances	(142,311)	35,809
Increase in receivable from PennyMac Mortgage Investment Trust	(9,585)	(3,897)
Sale of real estate acquired in settlement of loans	45,235	37,325
Decrease in other assets	152,878	9,541
(Decrease) increase in accounts payable and accrued expenses	(234,755)	48,838
Decrease in operating lease liabilities	(8,058)	(9,563)
Decrease in payable to PennyMac Mortgage Investment Trust	(35,811)	(32,648)
Increase (decrease) in income taxes payable	31,618	(33,548)
Net cash provided by operating activities	801,097	934,642

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash flow from investing activities
Increase in short-term investment	(124,311)	(41,709)
Repayment of principal-only stripped mortgage-backed securities	113,827	84,267
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(262,863)	(10,913)
Adjustment to sales of mortgage servicing rights to non-affiliates	(6,429)	—
Sale of mortgage servicing rights to PennyMac Mortgage Investment Trust	10,292	—
Acquisition of capitalized software	(28,708)	(16,283)
Purchase of furniture, fixtures, equipment and leasehold improvements	(5,625)	(1,676)
Increase in margin deposits	(229,801)	(140,719)
Net cash used in investing activities	(533,618)	(127,033)
Cash flow from financing activities
Sale of assets under agreements to repurchase	75,108,474	63,703,978
Repurchase of assets sold under agreements to repurchase	(75,469,624)	(65,044,887)
Issuance of mortgage loan participation purchase and sale certificates	13,595,723	12,277,214
Repayment of mortgage loan participation purchase and sale certificates	(13,596,335)	(12,072,836)
Issuance of notes payable secured by mortgage servicing assets	475,000	100,000
Repayment of notes payable secured by mortgage servicing assets	(375,000)	(825,000)
Issuance of unsecured senior notes	—	1,700,000
Repayment of unsecured senior notes	—	(650,000)
Payment of debt issuance costs	(9,882)	(43,763)
Issuance of common stock by exercise of stock options	4,433	5,965
Payment of withholding taxes relating to stock-based compensation	(6,186)	(3,763)
Payment of dividends to holders of common stock	(31,478)	(30,813)
Repurchase of common stock	(50,011)	—
Net cash used in financing activities	(354,886)	(883,905)
Net decrease in cash	(87,407)	(76,296)
Cash at beginning of period	301,680	238,482
Cash at end of period	$214,273	$162,186
Supplemental cash flow information:
Cash paid for interest	$517,133	$457,513
Cash paid for income taxes, net	$550	$1,443
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$1,368,267	$1,464,887
Operating right-of-use assets recognized	$32,218	$1,209
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$193	$115

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 10% of total net revenues for the quarters ended June 30, 2026 and 2025, and 9% and 10% for the six months ended June 30, 2026 and 2025, respectively.

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

Under the mortgage loan purchase agreement, PMT has the right to purchase up to 100% of the non-government insured or guaranteed loans purchased by the Company through its correspondent channel at the Company’s cost plus accrued interest, less any loan administrative fees paid to the Company by the correspondent sellers and subject to quarterly fulfillment fees as described below. The Company may hold or otherwise sell correspondent loans to other investors, or to PMT at a later date, if PMT chooses not to initially purchase such loans through the correspondent channel.

MSR Recapture Agreement

Pursuant to the terms of an MSR recapture agreement by and between the Company and PMT, if the Company refinances (recaptures) mortgage loans for which PMT holds the MSRs, the Company is generally required to transfer and pay PMT cash in an amount equal to:

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

The “recapture rate” means, during each month, the ratio of (i) the aggregate unpaid principal balance (“UPB”) of all refinance mortgage loans originated in such month, plus the aggregate UPB of all “preserved mortgage loans” originated in such month, to (ii) the aggregate UPB of all mortgage loans from the portfolio that PLS has determined in good faith were refinanced in such month, plus the aggregate UPB of all “preserved mortgage loans” originated in such month. For purposes of such calculation, “preserved mortgage loan” means a mortgage loan in PMT’s portfolio as to which PLS or its affiliates originated a new closed end second lien loan in a subordinate position to such mortgage loan. The Company has further agreed to allocate resources sufficient to target a recapture rate of at least 30%.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net gains on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$18,954	$8,549	$32,510	$14,595
Mortgage servicing rights recapture incurred	(4,857)	(1,474)	(10,664)	(2,682)
	$14,097	$7,075	$21,846	$11,913
Sale of loans held for sale to PMT	$4,998,391	$1,034,884	$9,378,680	$1,689,692
UPB of loans recaptured	$481,158	$183,051	$1,032,156	$342,523

Tax service fees earned from PMT included in Loan origination fees	$—	$502	$—	$979

Fulfillment fee revenue	$5,023	$5,814	$10,760	$11,104
UPB of loans sold to and fulfilled for PMT subject to fulfillment fees	$2,564,511	$3,085,840	$5,361,055	$5,867,562

Sourcing fees included in cost of loans purchased from PMT		$2,658		$4,673
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured		$12,966,563		$24,158,443
Conventional conforming		13,520,693		22,481,489
		$26,487,256		$46,639,932

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and its portfolio of residential mortgage loans in exchange for servicing fees as described below:

●	The base servicing fee rates for mortgage loans are established at a monthly per-loan dollar amount. As of October 1, 2025, the base servicing fee rates for mortgage loans are $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans. Before October 1, 2025, the base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property is acquired in settlement of the loan. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Base fees	$17,499	$19,151	$35,123	$38,354
Other fees	2,141	2,494	4,240	5,020
	$19,640	$21,645	$39,363	$43,374

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

Management Agreement

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs and for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated and collected quarterly in arrears and is equal to the sum of (i) 1.5% per year of PMT’s average “shareholders’ equity” up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined in the Management Agreement as the sum of net proceeds from issuance and repurchase of equity securities since inception, plus retained earnings or reduced by accumulated deficit.
●	The performance incentive fee is calculated and collected annually in arrears and is a specified percentage of the amount by which PMT’s “net income,” over the fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.”
●	The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the year exceeds (i) a 12% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the year exceeds a 16% return on the average “common shareholders’ equity” during the period plus the “high watermark.”

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Base management fees	$6,810	$6,869	$13,572	$13,881
Performance incentive fees	—	—	—	—
	$6,810	$6,869	$13,572	$13,881
Average PMT's shareholders' equity used to calculate base management fees	$1,820,944	$1,836,690	$1,824,591	$1,866,238

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$4,257	$4,963	$10,398	$9,564
Overhead incurred by the Company	4,022	982	4,971	1,963
Compensation	1,599	1,628	3,198	3,257
	$9,878	$7,573	$18,567	$14,784
Payments and settlements during the period (1)	$13,014	$32,628	$31,344	$60,676
(1)	Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PMT for the operating, investing and financing activities itemized in this Note.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust shares	$2	$(105)	$(35)	$80
Sale of mortgage servicing rights to PMT	$6,370	$—	$10,292	$—

	June 30,	December 31,
	2026	2025

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$846	$941
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	June 30,	December 31,
	2026	2025

	(in thousands)
Receivable from PMT:
Management fees	$6,810	$6,856
Servicing fees	6,536	6,669
Allocated expenses and expenses incurred on PMT's behalf	5,583	3,161
Correspondent production activities	—	436
	$18,929	$17,122
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$65,061	$97,485
Other	17,456	19,100
	$82,517	$116,585

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

The Company has recorded a $24.8 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of June 30, 2026 and December 31, 2025. The Company did not make payments under the tax receivable agreement during the six months ended June 30, 2026 and 2025.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Cash flows:
Sales proceeds	$33,380,053	$34,656,042	$65,991,372	$62,243,471
Servicing fees received	$441,411	$411,531	$869,648	$807,763

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement:

	June 30,	December 31,
	2026	2025

	(in thousands)
Unpaid principal balance of loans outstanding	$474,869,927	$448,035,447
Delinquent loans:
30-89 days	$16,250,037	$18,000,680
90 days or more:
Not in foreclosure	$11,405,544	$9,759,483
In foreclosure	$1,688,442	$1,372,545
Foreclosed	$4,261	$4,076
Loans in bankruptcy	$2,243,332	$1,968,188

Loan Servicing

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	June 30, 2026
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$474,869,927	$—	$474,869,927
Purchased	13,227,690	—	13,227,690
Subserviced	—	11,496,726	11,496,726
	488,097,617	11,496,726	499,594,343
PennyMac Mortgage Investment Trust	—	223,817,562	223,817,562
Loans held for sale	7,656,960	—	7,656,960
	$495,754,577	$235,314,288	$731,068,865
Delinquent loans:
30 days	$12,441,803	$2,041,966	$14,483,769
60 days	4,312,123	532,843	4,844,966
90 days or more:
Not in foreclosure	11,597,418	1,014,276	12,611,694
In foreclosure	1,735,539	150,461	1,886,000
Foreclosed	6,514	2,334	8,848
	$30,093,397	$3,741,880	$33,835,277
Loans in bankruptcy	$2,315,299	$405,233	$2,720,532
Custodial funds managed by the Company (1)	$9,023,091	$3,287,288	$12,310,379
(1)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$448,035,447	$—	$448,035,447
Purchased	13,999,998	—	13,999,998
Subserviced (1)	—	35,873,833	35,873,833
	462,035,445	35,873,833	497,909,278
PennyMac Mortgage Investment Trust	—	226,774,067	226,774,067
Loans held for sale	8,930,477	—	8,930,477
	$470,965,922	$262,647,900	$733,613,822
Delinquent loans:
30 days	$13,205,704	$3,056,477	$16,262,181
60 days	5,357,188	962,007	6,319,195
90 days or more:
Not in foreclosure	9,944,189	1,734,551	11,678,740
In foreclosure	1,414,544	184,343	1,598,887
Foreclosed	6,229	3,121	9,350
	$29,927,854	$5,940,499	$35,868,353
Loans in bankruptcy	$2,039,686	$566,890	$2,606,576
Custodial funds managed by the Company (2)	$8,429,523	$2,758,179	$11,187,702
(1)	Includes $24.3 billion in UPB of loans where MSRs have been sold, but the servicing has not yet transferred to the purchaser’s servicing platform.
(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	June 30,	December 31,
State	2026	2025

	(in thousands)
California	$83,269,801	$83,261,751
Texas	74,356,693	73,599,588
Florida	69,506,106	69,872,447
Virginia	36,773,044	38,282,502
Georgia	30,106,991	30,528,228
All other states	437,056,230	438,069,306
	$731,068,865	$733,613,822

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

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$116,052	$82,155	$103,574	$85,788
Provision for losses	25,059	7,786	45,021	11,970
Charge-offs, net	(12,207)	(7,916)	(19,691)	(15,733)
Balance at end of period	$128,904	$82,025	$128,904	$82,025

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$534,348	$—	$—	$534,348
Principal-only stripped mortgage-backed securities	—	609,103	—	609,103
Loans held for sale	—	7,222,729	597,161	7,819,890
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	145,095	145,095
Forward purchase contracts	—	10,230	—	10,230
Forward sales contracts	—	15,879	—	15,879
Swaptions	—	65,152	—	65,152
Total return swap	—	136	—	136
Put options on interest rate futures purchase contracts	21,453	—	—	21,453
Total derivative assets before netting	21,453	91,397	145,095	257,945
Netting	—	—	—	(57,498)
Total derivative assets from non-affiliates	21,453	91,397	145,095	200,447
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	1,234	1,234
Forward sales contracts	—	28	—	28
Total before netting	—	28	1,234	1,262
Netting	—	—	—	(28)
Total derivative assets from PennyMac Mortgage Investment Trust	—	28	1,234	1,234
Mortgage servicing rights	—	—	10,586,794	10,586,794
Investment in PennyMac Mortgage Investment Trust	846	—	—	846
	$556,647	$7,923,257	$11,330,284	$19,752,662
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$3,887	$3,887
Forward purchase contracts	—	9,736	—	9,736
Forward sales contracts	—	46,426	—	46,426
Swaptions	—	17,175	—	17,175
Total derivative liabilities before netting	—	73,337	3,887	77,224
Netting	—	—	—	(42,661)
Total derivative liabilities to non-affiliates	—	73,337	3,887	34,563
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	4,179	4,179
Forward sales contracts	—	1,088	—	1,088
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	1,088	4,179	5,267
Netting	—	—	—	(28)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	1,088	4,179	5,239
Mortgage servicing liabilities	—	—	1,522	1,522
	$—	$74,425	$9,588	$41,324

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$410,037	$—	$—	$410,037
Principal-only stripped mortgage-backed securities	—	722,528	—	722,528
Loans held for sale	—	8,815,699	307,711	9,123,410
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	131,536	131,536
Forward purchase contracts	—	49,499	—	49,499
Forward sales contracts	—	16,399	—	16,399
Total return swap	—	8	—	8
Put options on interest rate futures purchase contracts	22,769	—	—	22,769
Call options on interest rate futures purchase contracts	2,086	—	—	2,086
Total derivative assets before netting	24,855	65,906	131,536	222,297
Netting	—	—	—	(36,779)
Total derivative assets from non-affiliates	24,855	65,906	131,536	185,518
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	2,257	2,257
Forward sales contracts	—	142	—	142
Total before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative assets from PennyMac Mortgage Investment Trust	—	142	2,257	2,257
Mortgage servicing rights	—	—	9,598,941	9,598,941
Investment in PennyMac Mortgage Investment Trust	941	—	—	941
	$435,833	$9,604,275	$10,040,445	$20,043,632
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$4,260	$4,260
Forward purchase contracts	—	2,845	—	2,845
Forward sales contracts	—	47,692	—	47,692
Total derivative liabilities before netting	—	50,537	4,260	54,797
Netting	—	—	—	(45,238)
Total derivative liabilities to non-affiliates	—	50,537	4,260	9,559
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	4,605	4,605
Forward sales contracts	—	1,784	—	1,784
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	1,784	4,605	6,247
Mortgage servicing liabilities	—	—	1,572	1,572
	$—	$52,321	$10,437	$17,378

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended June 30, 2026
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, March 31, 2026	$428,957	$102,663	$3,273	$10,149,036	$10,683,929
Purchases and issuances, net	1,709,010	203,079	(8,958)	—	1,903,131
Capitalization of interest and servicing advances	28,449	—	—	—	28,449
Sales and repayments, net	(505,947)	—	—	(6,370)	(512,317)
Mortgage servicing rights resulting from loan sales	—	—	—	648,681	648,681
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	477	—	—	—	477
Other factors	51,073	109,573	(490)	(204,553)	(44,397)
	51,550	109,573	(490)	(204,553)	(43,920)
Transfers:
From Level 3 to Level 2	(1,114,273)	—	—	—	(1,114,273)
To real estate acquired in settlement of loans	(585)	—	—	—	(585)
To loans held for sale	—	(274,107)	3,230	—	(270,877)
Balance, June 30, 2026	$597,161	$141,208	$(2,945)	$10,586,794	$11,322,218
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2026	$28,826	$141,208	$(2,945)	$(204,605)	$(37,516)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	June 30, 2026
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2026	$1,568
Changes in fair value included in income	(46)
Balance, June 30, 2026	$1,522
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2026	$(46)

	Quarter ended June 30, 2025
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, March 31, 2025	$441,621	$109,942	$8,963,889	$9,515,452
Purchases and issuances, net	1,513,042	172,987	—	1,686,029
Capitalization of interest and servicing advances	27,315	—	—	27,315
Sales and repayments	(537,122)	—	—	(537,122)
Mortgage servicing rights resulting from loan sales	—	—	814,538	814,538
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	38,010	—	—	38,010
Other factors	4,853	67,548	(247,178)	(174,777)
	42,863	67,548	(247,178)	(136,767)
Transfers:				—
From Level 3 to Level 2	(976,806)	—	—	(976,806)
To loans held for sale	—	(208,324)	—	(208,324)
Balance, June 30, 2025	$510,913	$142,153	$9,531,249	$10,184,315
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2025	$25,494	$142,153	$(247,178)	$(79,531)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended June 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, March 31, 2025	$1,651
Changes in fair value included in income	(8)
Balance, June 30, 2025	$1,643
Changes in fair value recognized during the quarter relating to liabilities still outstanding at June 30, 2025	$(8)

	Six months ended June 30, 2026
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2025	$307,711	$127,276	$(2,348)	$9,598,941	$10,031,580
Purchases and issuances, net	2,656,566	457,416	(14,228)	—	3,099,754
Capitalization of interest and servicing advances	45,951	—	—	—	45,951
Sales and repayments, net	(848,551)	—	—	(3,864)	(852,415)
Mortgage servicing rights resulting from loan sales	—	—	—	1,368,267	1,368,267
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	341	—	—	—	341
Other factors	75,990	128,920	3,446	(376,550)	(168,194)
	76,331	128,920	3,446	(376,550)	(167,853)
Transfers:
From Level 3 to Level 2	(1,639,414)	—	—	—	(1,639,414)
To real estate acquired in settlement of loans	(1,433)	—	—	—	(1,433)
To loans held for sale	—	(572,404)	10,185	—	(562,219)
Balance, June 30, 2026	$597,161	$141,208	$(2,945)	$10,586,794	$11,322,218
Changes in fair value recognized during the period relating to assets still held at June 30, 2026	$27,917	$141,208	$(2,945)	$(376,466)	$(210,286)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended
Liabilities	June 30, 2026
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2025	$1,572
Changes in fair value included in income	(50)
Balance, June 30, 2026	$1,522
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2026	$(50)

	Six months ended June 30, 2025
		Interest	Mortgage
	Loans held	rate lock	servicing
Assets	for sale	commitments, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$33,565	$8,744,528	$9,212,146
Purchases and issuances, net	2,896,927	355,530	—	3,252,457
Capitalization of interest and servicing advances	37,947	—	—	37,947
Sales and repayments	(1,051,768)	—	—	(1,051,768)
Mortgage servicing rights resulting from loan sales	—	—	1,464,887	1,464,887
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	67,629	—	—	67,629
Other factors	14,168	183,661	(678,166)	(480,337)
	81,797	183,661	(678,166)	(412,708)
Transfers:
From Level 3 to Level 2	(1,888,043)	—	—	(1,888,043)
To loans held for sale	—	(430,603)	—	(430,603)
Balance, June 30, 2025	$510,913	$142,153	$9,531,249	$10,184,315
Changes in fair value recognized during the period relating to assets still held at June 30, 2025	$28,691	$142,153	$(678,166)	$(507,322)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Six months ended June 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(40)
Balance, June 30, 2025	$1,643
Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2025	$(40)

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item, are summarized below:

	Quarter ended June 30,
	2026				2025
	Net gains on	Net			Net gains on	Net
	loans held	loan	Net		loans held	loan
	for sale at	servicing	interest		for sale at	servicing
	fair value	fees	expense	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(3,086)	$8,712	$5,626	$—	$7,192	$7,192
Loans held for sale	293,514	—	—	293,514	223,741	—	223,741
Mortgage servicing rights	—	(204,553)	—	(204,553)	—	(247,178)	(247,178)
	$293,514	$(207,639)	$8,712	$94,587	$223,741	$(239,986)	$(16,245)
Liabilities:
Mortgage servicing liabilities	$—	$46	$—	$46	$—	$8	$8

	Six months ended June 30,
	2026				2025
	Net gains on	Net			Net gains on	Net
	loans held	loan	Net		loans held	loan
	for sale at	servicing	interest		for sale at	servicing
	fair value	fees	expense	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(3,125)	$3,527	$402	$—	$25,326	$25,326
Loans held for sale	545,838	—	—	545,838	508,531	—	508,531
Mortgage servicing rights	—	(376,550)	—	(376,550)	—	(678,166)	(678,166)
	$545,838	$(379,675)	$3,527	$169,690	$508,531	$(652,840)	$(144,309)
Liabilities:
Mortgage servicing liabilities	$—	$50	$—	$50	$—	$40	$40

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	June 30, 2026			December 31, 2025
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$7,773,957	$7,593,268	$180,689	$9,080,781	$8,874,884	$205,897
90 days or more delinquent:
Not in foreclosure	33,456	36,385	(2,929)	32,364	35,669	(3,305)
In foreclosure	12,477	27,307	(14,830)	10,265	19,924	(9,659)
	$7,819,890	$7,656,960	$162,930	$9,123,410	$8,930,477	$192,933

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were remeasured based on fair value on a nonrecurring basis:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

	(in thousands)
Other assets:
Real estate acquired in settlement of loans	$—	$—	$39,290	$39,290
Investments in closely-held entities	—	—	22,806	22,806
	$—	$—	$62,096	$62,096

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$8,731	$8,731

The following table summarizes the gains (losses) recognized on assets when they were remeasured based on fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Real estate acquired in settlement of loans	$(3,255)	$(367)	$(5,991)	$(1,272)
Investments in closely-held entities	8,506	—	8,506	—
	$5,251	$(367)	$2,515	$(1,272)

The Company remeasures its real estate acquired in settlement of loans (“REO”) based on fair value when it evaluates the properties for impairment. The Company evaluates its REO for impairment with reference to the property’s fair value less cost to sell. REO may be revalued after acquisition if the Company obtains greater access to the property, holds the property for an extended period, or receives indications that the property’s fair value no longer supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

The Company carries certain of its private investments in closely-held entities at their cost basis because such entities are nonpublic and do not have readily observable fair values for their outstanding equity. Such holdings are carried at cost adjusted for impairment and observed price changes in orderly transactions for identical or similar investments. During the quarter ended June 30, 2026, one of the Company’s investees issued additional private equity that provided an indication of fair value of its shares. During the quarter ended June 30, 2026, a portion of a warrant issued to the Company by that investee also vested. Accordingly, the Company recognized the change in fair value of its investment. Fair value was estimated using an option pricing method based on the implied valuation from the private equity issuance. Key inputs included time-to-liquidity, equity volatility, a risk-free discount rate and a discount for lack of marketability.

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable secured by mortgage servicing assets and Unsecured senior notes are carried at amortized cost.

These liabilities are classified as “Level 3” fair value items due to the Company’s reliance on unobservable inputs to estimate their fair values. The Company has concluded that the fair values of these liabilities other than the term notes and term loans included in the Notes payable secured by mortgage servicing assets and the Unsecured senior notes approximate their carrying values due to their short terms and/or variable interest rates.

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	June 30, 2026		December 31, 2025
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,331,479	$1,325,888	$1,334,248	$1,326,021
Unsecured senior notes	$4,821,114	$4,837,096	$5,075,675	$4,831,742

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	June 30, 2026	December 31, 2025
Fair value (in thousands)	$597,161	$307,711
Key inputs (1):
Discount rate:
Range	5.6% – 9.3%	5.6% – 9.3%
Weighted average	6.6%	6.3%
Twelve-month projected housing price index change:
Range	1.9% – 2.3%	0.8% – 1.3%
Weighted average	2.0%	1.0%
Voluntary prepayment/resale speed (2):
Range	6.3% – 20.0%	6.9% – 22.7%
Weighted average	14.9%	18.9%
Total prepayment/resale speed (3):
Range	6.4% – 32.6%	7.0% – 37.5%
Weighted average	18.3%	24.1%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets or liabilities. The Company estimates the fair values of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and its estimate of the probability that the loans will be funded or purchased (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2026	December 31, 2025
Fair value (in thousands) (1)	$138,263	$127,276
Committed amount (in thousands)	$12,053,063	$13,474,638
Key inputs (2):
Pull-through rate:
Range	7.9% – 100%	14.1% – 100%
Weighted average	79.0%	81.0%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	0.0 – 8.2	1.0 – 8.7
Weighted average	5.2	5.4
Percentage of loan commitment amount:
Range	0.0% – 4.6%	0.3% – 4.6%
Weighted average	2.0%	2.2%
(1)	Amounts include IRLCs with non-affiliates and with PMT. For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

Hedging Derivatives

Fair values of derivative financial instruments actively traded on exchanges are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS or other markets are categorized by the Company as “Level 2” fair value assets and liabilities.

Changes in the fair values of hedging derivatives are included in Net gains on loans held for sale at fair value, or Net loan servicing fees—Owned servicing—Mortgage servicing rights hedging results, as applicable, in the Company’s consolidated statements of income.

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

The key inputs used in the estimation of the fair value of MSRs include the applicable prepayment rate (prepayment speed), OAS or pricing spread (the OAS and pricing spread are components of the discount rate), and annual per-loan cost to service the underlying loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not directly related. Changes in the fair value of MSRs are included in Net loan servicing fees—Owned servicing— Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$648,681	$814,538	$1,368,267	$1,464,887
Unpaid principal balance	$33,080,179	$34,697,004	$65,557,425	$62,361,980
Weighted average servicing fee rate (in basis points)	35	43	38	43
Key inputs (1):
Annual total prepayment speed (2):
Range	5.9% – 15.0%	6.7% – 15.5%	5.9% – 16.0%	6.6% – 15.5%
Weighted average	7.8%	8.6%	8.0%	8.7%
Equivalent average life (in years):
Range	3.6 – 10.7	3.8 – 10.1	3.6 – 10.7	3.8 – 10.2
Weighted average	9.2	8.8	9.1	8.7
Pricing spread (3):
Range	4.8% – 12.6%	4.9% – 12.6%	4.8% – 12.6%	4.9% – 12.6%
Weighted average	5.7%	5.5%	5.7%	5.5%
Per-loan annual cost of servicing:
Range	$70 – $128	$70 – $127	$70 – $128	$70 – $127
Weighted average	$103	$100	$101	$100
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United States Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the fair value from adverse changes in those inputs:

	June 30, 2026	December 31, 2025

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 10,586,794	$ 9,598,941
Underlying loan characteristics:
Unpaid principal balance	$ 488,083,247	$ 462,020,147
Weighted average note interest rate	5.1%	4.7%
Weighted average servicing fee rate (in basis points)	39	39
Key inputs (1):
Annual total prepayment speed (2):
Range	5.0% – 25.5%	6.0% – 22.7%
Weighted average	8.1%	9.0%
Equivalent average life (in years):
Range	2.5 – 9.7	2.5 – 9.0
Weighted average	8.8	8.0
Effect on fair value of (3):
5% adverse change	($118,629)	($168,856)
10% adverse change	($237,122)	($331,359)
20% adverse change	($474,686)	($638,689)
Option-adjusted spread (4):
Range	1.7% – 13.7%	2.6% – 13.2%
Weighted average	4.2%	4.7%
Effect on fair value of (3):
5% adverse change	($75,196)	($95,530)
10% adverse change	($150,795)	($189,008)
20% adverse change	($305,110)	($370,059)
Per-loan annual cost of servicing:
Range	$70 – $128	$70 – $127
Weighted average	$108	$106
Effect on fair value of (3):
5% adverse change	($56,323)	($50,531)
10% adverse change	($112,645)	($101,061)
20% adverse change	($225,291)	($202,122)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as projections of the effect of shock events or as earnings forecasts.
(4)	The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.

Mortgage Servicing Liabilities

MSLs are categorized as “Level 3” fair value liabilities. The Company uses a discounted cash flow approach to estimate the fair value of MSLs. The key inputs used in the estimation of the fair value of MSLs include the applicable annual total prepayment speed, OAS, and the per-loan annual cost of servicing the underlying loans. Beginning in the third quarter of 2025, the Company enhanced its period-end discounted cash flow valuation of MSLs by utilizing an OAS model, which utilizes an OAS rather than a pricing spread. Changes in the fair value of MSLs are included in Net servicing fees— Owned servicing—Change in fair value of mortgage servicing rights and mortgage servicing liabilities in the consolidated statements of income.

Following are the key inputs used in estimating the fair value of MSLs:

	June 30,	December 31,
	2026	2025
Fair value (in thousands)	$1,522	$1,572
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$14,370	$15,298
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	13.8%	14.2%
Equivalent average life (in years)	5.6	5.5
Option-adjusted spread (3)	9.3%	9.1%
Per-loan annual cost of servicing	$804	$853
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

Real Estate Acquired in Settlement of Loans

REO is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from either the price given in a pending contract of sale, a full appraisal or a broker’s price opinion.

REO fair values are reviewed by PLS staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the indications of fair value. PLS staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the staff appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers obtain an additional appraisal to establish fair value. Recognized changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Note 8— Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Balance at beginning of period	$659,235	$817,596	$722,528	$825,865
Repayments	(55,758)	(46,529)	(113,827)	(84,267)
Changes in fair value included in income arising from:
Accrual of purchase discounts	8,712	6,699	3,527	18,034
Valuation adjustments	(3,086)	7,192	(3,125)	25,326
	5,626	13,891	402	43,360
Balance at end of period	$609,103	$784,958	$609,103	$784,958

Following is a summary of the Company’s investment in principal-only stripped MBS:

	June 30,	December 31,
	2026	2025

	(in thousands)
Principal balance	$754,523	$868,350
Unearned discount	(147,856)	(151,382)
Cumulative valuation change	2,436	5,560
Fair value	$609,103	$722,528
Fair value of principal-only stripped mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$609,103	$722,528

All of the Company’s principal-only stripped MBS have remaining contractual maturities of over ten years.

Note 9—Loans Held for Sale at Fair Value

Following is a summary of loans held for sale at fair value:

	June 30,	December 31,
Mortgage type	2026	2025

	(in thousands)
Government-insured or guaranteed	$3,600,761	$5,140,921
Conventional conforming	2,323,027	2,972,372
Jumbo	1,092,889	699,309
Non-qualified	206,052	3,097
Closed-end second lien	263,631	156,003
Purchased from Ginnie Mae securities serviced by the Company	298,704	127,920
Repurchased pursuant to representations and warranties	34,826	23,788
	$7,819,890	$9,123,410
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$6,953,878	$8,245,256
Mortgage loan participation purchase and sale agreements	733,023	738,247
	$7,686,901	$8,983,503

Note 10—Derivative Financial Instruments

The Company holds and issues derivative financial instruments in connection with its operating and investing activities. Derivative financial instruments are created in the Company’s loan production activities and when the Company enters into derivative transactions as part of its interest rate risk management activities:

●	Derivative financial instruments created in the Company’s loan production activities are IRLCs that are created when the Company commits to purchase or originate a loan for sale.
●	The Company engages in interest rate risk management activities in an effort to moderate the effect of changes in market interest rates on the fair value of certain of its assets. To manage this fair value risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of reducing the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs, inventory of loans held for sale and its MSRs.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	June 30, 2026			December 31, 2025
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amounts (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Non-affiliates:
Not subject to master netting arrangements:
Interest rate lock commitments	12,053,063	$145,095	$3,887	13,474,638	$131,536	$4,260

Subject to master netting arrangements (2):
Forward purchase contracts	10,704,164	10,230	9,736	14,311,234	49,499	2,845
Forward sales contracts	17,273,500	15,879	46,426	22,291,811	16,399	47,692
MBS put options	500,000	—	—	—	—	—
Put options on interest rate futures purchase contracts	11,250,000	21,453	—	12,625,000	22,769	—
Call options on interest rate futures purchase contracts	—	—	—	7,750,000	2,086	—
Swaptions	5,000,000	65,152	17,175	—	—	—
Total return swap	39,998	136	—	39,998	8	—
Treasury futures purchase contracts	20,226,500	—	—	11,841,400	—	—
Treasury futures sale contracts	20,165,000	—	—	8,607,100	—	—
Total derivatives before netting		257,945	77,224		222,297	54,797
Netting		(57,498)	(42,661)		(36,779)	(45,238)
		$200,447	$34,563		$185,518	$9,559
PennyMac Mortgage Investment Trust:
Not subject to master netting arrangements:
Interest rate lock commitments	1,049,341	1,234	4,179	1,207,859	2,257	4,605

Subject to master netting arrangements (2):
Forward sales contracts	125,582	28	1,088	250,638	142	1,784
Total derivatives before netting		1,262	5,267		2,399	6,389
Netting		(28)	(28)		(142)	(142)
		$1,234	$5,239		$2,257	$6,247
Deposits (received from) placed with derivative counterparties included in the derivative balances above, net		$(14,837)			$8,459
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	June 30, 2026				December 31, 2025
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$145,095	$—	$—	$145,095	$131,536	$—	$—	$131,536
RJ O' Brien	21,453	—	—	21,453	24,855	—	—	24,855
Citibank, N.A.	13,471	—	—	13,471	638	—	—	638
JPMorgan Chase Bank, N.A.	9,406	—	—	9,406	933	—	—	933
Barclays Capital	3,448	—	—	3,448	3,919	—	—	3,919
Goldman Sachs	1,836	—	—	1,836	1,769	—	—	1,769
Bank of Montreal	1,469	—	—	1,469	2,676	—	—	2,676
Morgan Stanley Bank, N.A.	—	—	—	—	10,673	—	—	10,673
Santander US Capital Markets LLC	—	—	—	—	1,723	—	—	1,723
Others	4,269	—	—	4,269	6,796	—	—	6,796
	$200,447	$—	$—	$200,447	$185,518	$—	$—	$185,518
PennyMac Mortgage Investment Trust	$1,234	$—	$—	$1,234	$2,257	$—	$—	$2,257

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

	June 30, 2026				December 31, 2025
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$3,887	$—	$—	$3,887	$4,260	$—	$—	$4,260
Atlas Securitized Products, L.P.	1,660,310	(1,660,310)	—	—	3,151,222	(3,151,222)	—	—
Bank of America, N.A.	1,618,294	(1,616,385)	—	1,909	1,121,585	(1,120,457)	—	1,128
Nomura Corporate Funding Americas	833,017	(833,012)	—	5	596,608	(596,608)	—	—
Wells Fargo Bank, N.A.	737,949	(731,513)	—	6,436	650,094	(650,094)	—	—
JPMorgan Chase Bank, N.A.	572,548	(572,076)	—	472	767,903	(767,903)	—	—
Royal Bank of Canada	550,025	(550,025)	—	—	534,163	(534,163)	—	—
Goldman Sachs	471,712	(471,712)	—	—	168,428	(168,428)	—	—
Barclays Capital	459,332	(459,332)	—	—	229,055	(229,055)	—	—
BNP Paribas	452,424	(452,424)	—	—	342,500	(342,500)	—	—
Morgan Stanley Bank, N.A.	449,599	(437,266)	—	12,333	407,678	(407,678)	—	—
Mizuho Bank, Ltd.	238,970	(238,970)	—	—	149,588	(149,588)	—	—
Citibank, N.A.	215,499	(215,499)	—	—	444,851	(444,851)	—	—
Santander US Capital Markets LLC	203,060	(201,540)	—	1,520	238,668	(238,668)	—	—
Others	8,001	—	—	8,001	4,171	—	—	4,171
	$8,474,627	$(8,440,064)	$—	$34,563	$8,810,774	$(8,801,215)	$—	$9,559
PennyMac Mortgage Investment Trust	$5,239	$—	$—	$5,239	$6,247	$—	$—	$6,247
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Consolidated statement of income line	2026	2025	2026	2025

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$32,326	$32,211	$13,335	$108,588
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$(59,010)	$(28,853)	$42,460	$(173,899)
Mortgage servicing rights	Net loan servicing fees–Owned servicing–Mortgage servicing rights hedging results	$(182,495)	$(116,294)	$(389,743)	$(27,654)
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$10,149,036	$8,963,889	$9,598,941	$8,744,528
Additions (deductions):
MSRs resulting from loan sales	648,681	814,538	1,368,267	1,464,887
Sales adjustments (sales) to:
Non-affiliates	—	—	6,428	—
PennyMac Mortgage Investment Trust	(6,370)	—	(10,292)	—
	642,311	814,538	1,364,403	1,464,887
Change in fair value due to:
Changes in inputs used in valuation model (1)	118,281	15,950	301,328	(189,539)
Other changes in fair value (2)	(322,834)	(263,128)	(677,878)	(488,627)
Total change in fair value	(204,553)	(247,178)	(376,550)	(678,166)
Balance at end of period	$10,586,794	$9,531,249	$10,586,794	$9,531,249
Unpaid principal balance of underlying loans at end of period			$488,083,247	$463,132,127

			June 30,	December 31,
			2026	2025

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$10,306,189	$9,367,851
(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$1,568	$1,651	$1,572	$1,683
Changes in fair value due to:
Changes in inputs used in valuation model (1)	(26)	21	(8)	26
Other changes in fair value (2)	(20)	(29)	(42)	(66)
Total change in fair value	(46)	(8)	(50)	(40)
Balance at end of period	$1,522	$1,643	$1,522	$1,643
Unpaid principal balance of underlying loans at end of period			$14,370	$18,177

(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Owned servicing—Loan servicing fees on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Owned servicing—Other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Contractual servicing fees	$470,775	$435,517	$940,141	$853,204
Other fees:
Late charges	20,047	19,855	40,840	39,906
Other	3,942	4,060	8,148	7,539
	$494,764	$459,432	$989,129	$900,649

Note 12—Other Assets

Other assets are summarized below:

	June 30,	December 31,
	2026	2025

	(in thousands)
Margin deposits	$368,350	$407,978
Capitalized software, net	111,010	108,145
Operating lease right-of-use assets	85,302	61,757
Servicing fees receivable, net	53,399	48,279
Other servicing receivables	61,291	36,296
Prepaid expenses	45,762	50,062
Real estate acquired in settlement of loans	44,937	37,675
Interest receivable	44,636	40,173
Furniture, fixtures, equipment and building improvements, net	19,790	17,789
Margin deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	13,976	10,393
Other	145,051	208,366
	$993,504	$1,026,913
Margin deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$13,976	$10,393

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Lease expense:
Operating leases	$5,692	$4,033	$10,899	$8,035
Short-term leases	125	82	225	148
Sublease income	(378)	(378)	(755)	(755)
Net lease expense included in Occupancy and equipment expense	$5,439	$3,737	$10,369	$7,428

Other information:
Payments for operating leases	$5,404	$5,335	$10,318	$10,412
Operating lease right-of-use assets recognized	$31,049	$648	$32,218	$1,209
Period end weighted averages:
Remaining lease term (in years)			6.1	3.3
Discount rate			5.4%	3.9%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended June 30,	Operating leases
(in thousands)
2027	$10,559
2028	17,051
2029	17,980
2030	19,485
2031	21,449
Thereafter	35,201
Total lease payments	121,725
Less imputed interest	(20,078)
Operating lease liability included in Accounts payable and accrued expenses	$101,647

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of June 30, 2026.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$9,378,290	$7,183,987	$8,679,015	$6,649,802
Weighted average interest rate (1)	5.42%	6.00%	5.36%	5.97%
Total interest expense	$132,070	$112,685	$242,088	$206,914
Maximum daily amount outstanding	$10,648,718	$8,581,781	$10,648,718	$8,690,936
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $5.3 million and $5.1 million for the quarters ended June 30, 2026 and 2025, respectively, and $11.5 million and $9.9 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,440,064	$8,801,215
Unamortized debt issuance costs	(4,672)	(7,213)
	$8,435,392	$8,794,002
Weighted average interest rate	5.24%	5.18%
Available borrowing capacity (1):
Committed	$994,475	$1,486,344
Uncommitted	6,480,488	3,367,758
	$7,474,963	$4,854,102
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$609,103	$722,528
Loans held for sale	$6,953,878	$8,245,256
Servicing advances (2)	$390,814	$406,825
Mortgage servicing rights (2)	$9,837,309	$7,968,105
Margin deposits (2)	$13,976	$10,393
(1)	The amount of available borrowing capacity the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets collectively serve as the collateral securing the servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15–Long-Term Debt - Notes payable secured by mortgage servicing assets.

Maturities

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at June 30, 2026 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$1,895,397
Over 30 to 90 days	4,439,828
Over 90 to 180 days	837,097
Over 180 days to one year	632,742
Over one year to two years	635,000
Total assets sold under agreements to repurchase	$8,440,064
Weighted average maturity (in months)	3.6
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of June 30, 2026:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,587,150	June 1, 2027	June 1, 2027
Barclays Bank PLC (2)	$986,064	January 26, 2027	October 12, 2027
Bank of America, N.A.	$119,545	August 21, 2026	June 7, 2028
Atlas Securitized Products, L.P.	$103,365	December 16, 2026	December 10, 2027
Nomura Corporate Funding Americas	$57,828	July 25, 2026	August 4, 2026
Royal Bank of Canada	$33,415	August 4, 2026	May 10, 2027
Morgan Stanley Bank, N.A.	$29,039	September 17, 2026	October 22, 2027
Wells Fargo Bank, N.A.	$28,711	August 5, 2026	May 19, 2028
BNP Paribas	$21,631	September 13, 2026	September 30, 2027
JP Morgan Chase Bank, N.A.	$21,034	September 24, 2026	June 25, 2027
Mizuho Bank, Ltd.	$17,884	October 4, 2026	October 14, 2026
Goldman Sachs Bank USA	$11,993	September 11, 2026	March 15, 2028
Citibank, N.A.	$9,314	August 24, 2026	August 21, 2027
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets pledged to serve as the collateral securing servicing asset facilities that issue Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through December 10, 2027. The facility maturity date shown in this table represents the weighted average of those dates.

(2)	The facility maturity dates are shown as weighted averages.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,553	July 28, 2026
JP Morgan Chase Bank, N.A.	$14,143	July 6, 2026
Wells Fargo Bank, N.A.	$13,990	July 23, 2026
Santander US Capital Markets LLC	$11,663	July 15, 2026

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)		(dollars in thousands)
Average balance	$292,650	$283,853	$307,111	$272,512
Weighted average interest rate (1)	4.95%	5.65%	4.97%	5.64%
Total interest expense	$3,847	$4,168	$8,041	$7,972
Maximum daily amount outstanding	$699,793	$701,233	$699,793	$701,233
(1)	Excludes the effect of amortization of debt issuance costs totaling $234,000 and $172,000 for the quarters ended June 30, 2026 and 2025, respectively, and $469,000 and $344,000 for the six months ended June 30, 2026 and 2025, respectively.

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$696,475	$697,087
Unamortized debt issuance costs	—	(469)
	$696,475	$696,618
Weighted average interest rate	4.90%	4.94%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$733,023	$738,247

Note 15—Long-Term Debt

Notes Payable Secured by Mortgage Servicing Assets

Term Notes and Term Loans

The Company, through its wholly-owned subsidiaries PNMAC, PLS and the PNMAC GMSR ISSUER TRUST (“Issuer Trust”) entered into a structured finance transaction, in which PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in Ginnie Mae mortgage servicing assets pursuant to a repurchase agreement. The Issuer Trust issued VFNs to PLS (which PLS, in turn, sells under agreements to repurchase), issued secured term notes (the “Term Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”), and has entered into a series of syndicated term loans with various lenders (the “Term Loans”).

Beneficial interests in the Agency MSR, servicing advance and margin deposit assets collectively serve as the collateral securing servicing asset facilities that issue the VFNs that are financed as Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets. Creditors to the Assets sold under agreements to repurchase and the Term Notes and Term Loans have equal priority in claims to the collateral held by the Issuer Trust.

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
February 29, 2024	$125,000	3.20%	March 26, 2029	March 25, 2031
August 14, 2025	300,000	2.45%	August 26, 2030	August 25, 2032
May 27, 2026	300,000	2.25%	May 25, 2031	May 25, 2033
Term Loans:
February 28, 2023	480,000	3.00%	February 25, 2028	February 25, 2029
October 25, 2023	125,000	3.00%	October 25, 2028
	$1,330,000
(1)	Interest is charged at a rate of SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes or Term Loans as specified in the respective agreements.

Freddie Mac MSR Note Payable

The Company has a note payable facility with a lender that is secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread that is specified in the agreement. The facility expires on August 21, 2027. The maximum amount that the Company may borrow under the notes payable is $650 million, all of which is committed, and may be reduced by other debt outstanding with the lender.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance	$1,425,330	$1,698,132	$1,379,033	$1,780,415
Weighted average interest rate (1)	6.62%	7.81%	6.67%	7.83%
Total interest expense	$24,566	$35,743	$46,955	$72,321
(1)	Excludes the effect of amortization of debt issuance costs totaling $1.0 million and $2.7 million for the quarters ended June 30, 2026 and 2025, respectively, and $1.3 million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,330,000	$1,330,000
Freddie Mac MSR notes payable	100,000	—
	1,430,000	1,330,000
Unamortized debt issuance costs	(4,112)	(3,979)
	$1,425,888	$1,326,021
Weighted average interest rate	6.43%	6.69%
Assets pledged to secure notes payable (1):
Servicing advances	$390,814	$406,825
Mortgage servicing rights	$9,128,904	$9,367,851
Margin deposits	$13,976	$10,393
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposits collectively serve as the collateral securing servicing asset facilities that issue the VFNs that are financed as Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
February 11, 2021	$650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
May 1, 2025	850,000	6.875%	May 15, 2032	May 15, 2028
August 7, 2025	650,000	6.750%	February 15, 2034	August 15, 2028
	$4,900,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance	$4,900,000	$4,197,253	$4,900,000	$3,954,973
Weighted average interest rate (1)	6.58%	6.41%	6.58%	6.34%
Total interest expense	$83,325	$70,157	$166,604	$130,294
(1)	Excludes the effect of amortization of debt issuance costs of $2.7 million and $2.9 million for the quarters ended June 30, 2026 and 2025, respectively, and $5.4 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,900,000	$4,900,000
Unamortized debt issuance costs and premiums, net	(62,904)	(68,258)
	$4,837,096	$4,831,742
Weighted average interest rate	6.58%	6.58%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended June 30,
	2027	2028	2029	2030	2031	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$—	$580,000	$250,000	$—	$600,000	$—	$1,430,000
Unsecured senior notes	—	—	650,000	750,000	650,000	2,850,000	4,900,000
Total	$—	$580,000	$900,000	$750,000	$1,250,000	$2,850,000	$6,330,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$35,805	$30,774	$34,894	$29,129
Provision for losses:
Resulting from sales of loans	5,807	4,054	10,275	7,601
Resulting from change in estimate	(3,662)	(2,220)	(6,652)	(3,635)
Losses incurred	(659)	(845)	(1,226)	(1,332)
Balance at end of period	$37,291	$31,763	$37,291	$31,763
Unpaid principal balance of loans subject to representations and warranties at end of period			$521,743,590	$452,998,620

Note 17—Income Taxes

The Company’s effective income tax rates were 31.1% and (78.5)% for the quarters ended June 30, 2026 and 2025, respectively, and 23.6% and (17.8)% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rates for the quarter and six months ended June 30, 2026 compared to the same periods ended in 2025 is primarily due to the non-recurrence of a $81.6 million net income tax benefit recognized in the prior year period, due to the repricing of deferred tax liabilities resulting from changes to California’s apportionment rules enacted into law in June 2025 requiring the Company to apportion income to California using a single sales factor instead of a factor equally weighted among property, payroll and sales.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $12.1 billion as of June 30, 2026.

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

Note 19—Stockholders’ Equity

The Company’s stock repurchase program provides for the repurchase of up to $2 billion of its common stock, before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended June 30,		Six months ended June 30,		Cumulative
	2026	2025	2026	2025	total (1)

	(in thousands)
Shares of common stock repurchased	—	—	560	—	34,674
Cost of shares of common stock repurchased	$—	$—	$50,011	$—	$1,842,948
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through June 30, 2026. Cumulative total cost of shares of common stock repurchased includes $549,000 of transaction costs as of June 30, 2026.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(279,801)	$(573,210)	$(808,152)	$(849,520)
Hedging activities	(307,618)	(105,772)	16,421	(416,471)
	(587,419)	(678,982)	(791,731)	(1,265,991)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	648,681	814,538	1,368,267	1,464,887
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(5,807)	(4,054)	(10,275)	(7,601)
Reductions in liability due to changes in estimate	3,662	2,220	6,652	3,635
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	32,326	32,211	13,335	108,588
Loans	(73,829)	(15,268)	(8,829)	(102,307)
Hedging derivatives	248,608	76,919	26,039	242,572
	266,222	227,584	603,458	443,783
From PennyMac Mortgage Investment Trust (1)	14,097	7,075	21,846	11,913
	$280,319	$234,659	$625,304	$455,696
(1)	The terms of loan sales to PMT are described in Note 5–Related Party Transactions–PennyMac Mortgage Investment Trust–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Interest income:
Cash and short-term investments	$10,993	$10,919	$20,562	$20,926
Principal-only stripped mortgage-backed securities	8,905	6,948	3,929	18,543
Loans held for sale	120,822	105,725	234,004	193,119
Placement fees relating to custodial funds	101,258	97,975	191,197	177,770
Other	474	362	939	1,442
	242,452	221,929	450,631	411,800
Interest expense:
Assets sold under agreements to repurchase	132,070	112,685	242,088	206,914
Mortgage loan participation purchase and sale agreements	3,847	4,168	8,041	7,972
Notes payable secured by mortgage servicing assets	24,566	35,743	46,955	72,321
Unsecured senior notes	83,325	70,157	166,604	130,294
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	23,364	14,058	49,495	23,832
Interest on mortgage loan impound deposits	2,686	2,263	5,423	4,844
Other	852	503	1,826	1,482
	270,710	239,577	520,432	447,659
	$(28,258)	$(17,648)	$(69,801)	$(35,859)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Grants:
Units:
Performance-based restricted share units ("RSUs")	1	—	260	185
Time-based RSUs	2	—	243	260
Stock options	—	—	270	187
Grant date fair value:
Performance-based RSUs	$40	$—	$23,681	$18,788
Time-based RSUs	182	—	22,178	26,484
Stock options	—	—	10,591	8,138
Total	$222	$—	$56,450	$53,410
Vesting and exercise:
Performance-based RSUs vested	—	—	97	—
Time-based RSUs vested	2	2	178	187
Stock options exercised	23	12	240	138
Stock-based compensation expense	$4,464	$7,518	$6,911	$18,602

Note 23—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Quarter ended June 30,		Six months ended June 30,
Expense line	2026	2025	2026	2025

	(in thousands)
Technology
Amortization of capitalized software	$12,606	$12,813	$24,307	$24,794
Impairment of capitalized software	1,218	—	1,535	—
Other (1)	30,618	29,444	64,732	57,660
Total technology expense	$44,442	$42,257	$90,574	$82,454

Occupancy and equipment
Depreciation	$1,816	$1,918	$3,625	$3,833
Operating lease cost	5,314	3,655	10,144	7,280
Short-term lease cost	125	82	225	148
Other (2)	3,443	2,724	6,695	5,500
Total occupancy and equipment expense	$10,698	$8,379	$20,689	$16,761
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income	$21,726	$136,463	$104,048	$212,743

Weighted average shares of common stock outstanding	51,932	51,667	52,031	51,587
Effect of dilutive securities - shares issuable under stock-based compensation plan	1,319	1,968	1,518	2,039
Weighted average diluted shares of common stock outstanding	53,251	53,635	53,549	53,626
Basic earnings per share	$0.42	$2.64	$2.00	$4.12
Diluted earnings per share	$0.41	$2.54	$1.94	$3.97

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands except for weighted average exercise price)
Time-based RSUs	4	—	118	190
Performance-based RSUs (1)	452	411	390	368
Stock options (2)	496	237	407	191
Total anti-dilutive RSUs and stock options	952	648	915	749
Weighted average exercise price of anti-dilutive stock options (2)	$95.75	$98.21	$97.28	$97.36
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the Company’s common stock for the period.

Note 25—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of the PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	June 30, 2026		December 31, 2025
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$8,325,354	$1,552,585	$8,212,718	$1,475,719
Ginnie Mae	$8,188,521	$1,705,190	$8,002,181	$1,616,380
HUD	$8,188,521	$2,500	$8,002,181	$2,500
Risk-based capital
Ginnie Mae	40%	6%	41%	6%
Liquidity
Fannie Mae & Freddie Mac	$992,460	$705,416	$1,095,507	$689,782
Ginnie Mae	$1,326,846	$519,158	$1,285,660	$512,613
Adjusted net worth / Total assets ratio
Ginnie Mae	38%	6%	37%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	28%	6%	28%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

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

The Company conducts its business in two operating and reportable segments, production and servicing:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.

●	The servicing segment performs servicing and subservicing of loans on behalf of non-affiliate investors, executes, manages early buyout transactions and services loans for PMT.

●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Quarter ended June 30, 2026
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$245,030	$35,289	$280,319	$—	$280,319
Loan origination fees	69,518	—	69,518	—	69,518
Fulfillment fees from PennyMac Mortgage Investment Trust	5,023	—	5,023	—	5,023
Net loan servicing fees	—	145,821	145,821	—	145,821
Net interest income (expense):
Interest income	119,095	123,126	242,221	231	242,452
Interest expense	104,821	165,889	270,710	—	270,710
	14,274	(42,763)	(28,489)	231	(28,258)
Management fees	—	—	—	6,810	6,810
Other	3,239	(1,766)	1,473	16,259	17,732
Total net revenues	337,084	136,581	473,665	23,300	496,965
Expenses:
Compensation	145,940	51,634	197,574	25,246	222,820
Loan origination	93,855	—	93,855	—	93,855
Technology	30,089	8,480	38,569	5,873	44,442
Servicing	—	42,505	42,505	—	42,505
Marketing and advertising	12,075	133	12,208	4,673	16,881
Professional services	5,023	2,359	7,382	8,509	15,891
Occupancy and equipment	6,160	2,567	8,727	1,971	10,698
Other (2)	5,503	7,177	12,680	5,668	18,348
Total expenses	298,645	114,855	413,500	51,940	465,440
Income (loss) before provision for income taxes	$38,439	$21,726	$60,165	$(28,640)	$31,525
Segment assets at end of quarter	$8,035,988	$21,716,901	$29,752,889	$106,562	$29,859,451
Acquisition of:
Capitalized software	$1,476	$2,103	$3,579	$9,204	$12,783
Furniture, fixtures, equipment and building improvements	$1,628	$283	$1,911	$1,464	$3,375
Amortization of capitalized software	$10,724	$1,335	$12,059	$547	$12,606
Impairment of capitalized software	$1,218	$—	$1,218	$—	$1,218
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$1,129	$405	$1,534	$282	$1,816
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Quarter ended June 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$203,961	$30,698	$234,659	$—	$234,659
Loan origination fees	59,091	—	59,091	—	59,091
Fulfillment fees from PennyMac Mortgage Investment Trust	5,814	—	5,814	—	5,814
Net loan servicing fees	—	150,395	150,395	—	150,395
Net interest income (expense):
Interest income	104,205	117,123	221,328	601	221,929
Interest expense	93,622	145,955	239,577	—	239,577
	10,583	(28,832)	(18,249)	601	(17,648)
Management fees	—	—	—	6,869	6,869
Other	132	1,138	1,270	4,280	5,550
Total net revenues	279,581	153,399	432,980	11,750	444,730
Expenses:
Compensation	104,456	51,284	155,740	31,801	187,541
Loan origination	68,836	—	68,836	—	68,836
Technology	27,841	9,505	37,346	4,911	42,257
Servicing	—	28,286	28,286	—	28,286
Professional services	3,545	1,798	5,343	3,037	8,380
Occupancy and equipment	4,109	2,731	6,840	1,539	8,379
Marketing and advertising	10,276	384	10,660	1,729	12,389
Other (2)	2,730	5,259	7,989	4,231	12,220
Total expenses	221,793	99,247	321,040	47,248	368,288
Income (loss) before provision for income taxes	$57,788	$54,152	$111,940	$(35,498)	$76,442
Segment assets at end of quarter	$7,161,516	$16,994,006	$24,155,522	$66,382	$24,221,904
Acquisition of:
Capitalized software	$6,970	$2,176	$9,146	$—	$9,146
Furniture, fixtures, equipment and building improvements	$617	$340	$957	$348	$1,305
Amortization of capitalized software	$11,175	$1,535	$12,710	$103	$12,813
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$976	$652	$1,628	$290	$1,918
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Six months ended June 30, 2026
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$556,231	$69,073	$625,304	$—	$625,304
Loan origination fees	141,964	—	141,964	—	141,964
Fulfillment fees from PennyMac Mortgage Investment Trust	10,760	—	10,760	—	10,760
Net loan servicing fees	—	298,651	298,651	—	298,651
Net interest income (expense):
Interest income	232,094	218,048	450,142	489	450,631
Interest expense	200,409	320,023	520,432	—	520,432
	31,685	(101,975)	(70,290)	489	(69,801)
Management fees	—	—	—	13,572	13,572
Other	3,364	(4,082)	(718)	22,217	21,499
Total net revenue	744,004	261,667	1,005,671	36,278	1,041,949
Expenses:
Compensation	282,204	104,171	386,375	52,838	439,213
Loan origination	173,551	—	173,551	—	173,551
Technology	60,143	19,597	79,740	10,834	90,574
Servicing	—	80,738	80,738	—	80,738
Marketing and advertising	24,026	647	24,673	13,302	37,975
Professional services	10,672	4,439	15,111	15,179	30,290
Occupancy and equipment	11,492	5,069	16,561	4,128	20,689
Other (2)	9,902	12,629	22,531	10,172	32,703
Total expenses	571,990	227,290	799,280	106,453	905,733
Income (loss) before provision for income taxes	$172,014	$34,377	$206,391	$(70,175)	$136,216
Segment assets at end of period	$8,035,988	$21,716,901	$29,752,889	$106,562	$29,859,451
Acquisition of:
Capitalized software	$8,213	$2,387	$10,600	$18,108	$28,708
Furniture, fixtures, equipment and building improvements	$3,086	$789	$3,875	$1,750	$5,625
Amortization of capitalized software	$20,489	$2,865	$23,354	$953	$24,307
Impairment of capitalized software	$1,535	$—	$1,535	$—	$1,535
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$2,122	$839	$2,961	$664	$3,625
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Six months ended June 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$391,106	$64,590	$455,696	$—	$455,696
Loan origination fees	105,702	—	105,702	—	105,702
Fulfillment fees from PennyMac Mortgage Investment Trust	11,104	—	11,104	—	11,104
Net loan servicing fees	—	314,681	314,681	—	314,681
Net interest (expense) income:
Interest income	189,493	221,257	410,750	1,050	411,800
Interest expense	170,148	277,511	447,659	—	447,659
	19,345	(56,254)	(36,909)	1,050	(35,859)
Management fees	—	—	—	13,881	13,881
Other	263	965	1,228	9,200	10,428
Total net revenue	527,520	323,982	851,502	24,131	875,633
Expenses:
Compensation	203,325	104,254	307,579	61,950	369,529
Loan origination	112,932	—	112,932	—	112,932
Technology	52,941	19,890	72,831	9,623	82,454
Servicing	—	50,161	50,161	—	50,161
Professional services	6,679	3,479	10,158	7,259	17,417
Occupancy and equipment	8,237	5,460	13,697	3,064	16,761
Marketing and advertising	18,299	757	19,056	2,765	21,821
Other (2)	5,376	9,828	15,204	8,716	23,920
Total expenses	407,789	193,829	601,618	93,377	694,995
Income (loss) before provision for income taxes	$119,731	$130,153	$249,884	$(69,246)	$180,638
Segment assets at end of period	$7,161,516	$16,994,006	$24,155,522	$66,382	$24,221,904
Acquisition of:
Capitalized software	$12,379	$3,904	$16,283	$—	$16,283
Furniture, fixtures, equipment and building improvements	$804	$369	$1,173	$503	$1,676
Amortization of capitalized software	$21,396	$3,201	$24,597	$197	$24,794
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$1,944	$1,297	$3,241	$592	$3,833
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On July 29, 2026, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on August 27, 2026 to common stockholders of record as of August 17, 2026.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Business Trends

Recent macroeconomic trend and U.S. federal government administration actions with respect to trade, tariffs, government cost reduction efforts and foreign military action have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained the mortgage origination market, which is currently projected to increase from $1.9 trillion in 2025 to $2.2 trillion in 2026 according to mortgage industry economists, although recent increases in interest rates may lead to a reduction in origination estimates for 2026.

Recent increases in interest and mortgage rates have limited consumers’ opportunity for refinancing. If mortgage rates remain at recent levels or continue to increase, mortgage production activity and prepayment speeds will decrease from levels observed in late 2025 and early 2026. Additionally, reductions in the Federal Reserve’s federal funds rate have reduced the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to prior periods; however, market indicators currently suggest that the Federal Reserve could begin increasing short-term interest rates later in 2026. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increase losses from the representations and warranties we provide in our loan sales transactions.

Due to declining mortgage production volumes and improving technology, we implemented cost reduction measures in the third quarter of 2026 to reduce expenses. However, despite our expectation that mortgage production volumes will decline, we expect our volumes of non-qualified mortgage production to increase as we continue to expand our presence in that market. We also expect to sell all of our non-agency correspondent loans and none of our conventional conforming correspondent loans to PMT in the third quarter of 2026.

Results of Operations

Our results of operations are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues (1)	$354,860	$299,564	$778,028	$572,502
Net loan servicing fees	145,821	150,395	298,651	314,681
Net interest expense	(28,258)	(17,648)	(69,801)	(35,859)
Other	24,542	12,419	35,071	24,309
Total net revenues	496,965	444,730	1,041,949	875,633
Expenses:
Compensation	222,820	187,541	439,213	369,529
Loan origination	93,855	68,836	173,551	112,932
Technology	44,442	42,257	90,574	82,454
Servicing	42,505	28,286	80,738	50,161
Marketing and advertising	16,881	12,389	37,975	21,821
Other	44,937	28,979	83,682	58,098
Total expenses	465,440	368,288	905,733	694,995
Income before provision for income taxes	31,525	76,442	136,216	180,638
Provision for income taxes	9,799	(60,021)	32,168	(32,105)
Net income	$21,726	$136,463	$104,048	$212,743
Earnings per share
Basic	$0.42	$2.64	$2.00	$4.12
Diluted	$0.41	$2.54	$1.94	$3.97
Annualized return on average stockholders' equity	2.0%	13.9%	4.8%	10.9%
Dividends declared per share	$0.30	$0.30	$0.60	$0.60
Income before provision for income taxes by reportable segment and corporate and other:
Production	$38,439	$57,788	$172,014	$119,731
Servicing	21,726	54,152	34,377	130,153
Corporate and other	(28,640)	(35,498)	(70,175)	(69,246)
	$31,525	$76,442	$136,216	$180,638
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (3)	$203,787	$260,976	$454,989	$542,357
During the period:
Interest rate lock commitments issued (2)	$33,288,987	$39,597,584	$74,400,098	$71,054,404
Unpaid principal balance of loans originated and purchased by PFSI and fulfilled for PMT	$34,891,440	$37,611,130	$71,930,184	$66,463,876
At end of period:
Interest rate lock commitments outstanding			$12,053,063	$10,998,207
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$488,097,617	$463,150,304
Loans held for sale			7,656,960	6,783,240
			495,754,577	469,933,544
Subserviced for:
PMT			223,817,562	228,838,699
Non-affiliates			11,496,726	822,525
Interim servicing			—	72,153
			235,314,288	229,733,377
			$731,068,865	$699,666,921
Book value per share			$83.49	$78.04
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

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

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) net of mortgage servicing liabilities (“MSLs”) due to changes in the valuation inputs we use in our valuation models, hedging (gains) losses associated with MSRs, principal-only stripped mortgage-backed securities (“MBS”) valuation-related accretion changes, provision for (reversal of) losses on active loans, stock-based compensation, interest expense on corporate debt or corporate revolving credit facilities and capital lease and certain unusual or non-recurring items.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods indicated:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$21,726	$136,463	$104,048	$212,743
Provision for (benefit from) income taxes	9,799	(60,021)	32,168	(32,105)
Income before provision for income taxes	31,525	76,442	136,216	180,638
Depreciation and amortization	14,422	14,731	27,932	28,627
Principal-only stripped MBS valuation-related accretion changes	1,704	2,539	15,518	(902)
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(118,307)	(15,929)	(301,336)	189,565
Hedging losses associated with MSRs	185,581	109,102	392,868	2,328
Valuation gains relating to investment in closely held entities	(8,506)	—	(8,506)	—
Provision for (reversal of) losses on active loans	8,381	(3,584)	14,372	(6,795)
Stock‑based compensation	4,464	7,518	6,911	18,602
Interest expense on corporate debt	83,325	70,157	166,604	130,294
Cenlar acquisition related expenses	1,198	—	4,410	—
Adjusted EBITDA	$203,787	$260,976	$454,989	$542,357

Income Before Provisions for Income Taxes

For the quarter ended June 30, 2026, income before income taxes decreased $44.9 million compared to the same quarter in 2025. The decrease was primarily due to increases in compensation expense of $35.3 million, origination expense of $25.0 million, servicing expense of $14.2 million and other expense of $16.0 million, partially offset by a $55.3 million increase in loan production revenue due to higher volume in the broker and consumer direct channels and a $12.1 million increase in other income.

For the six months ended June 30, 2026, income before income taxes decreased $44.4 million compared to the same period in 2025. The decrease was primarily due to increases in compensation expense of $69.7 million, origination expense of $60.6 million, servicing expense of $30.6 million and other expense of $25.6 million, partially offset by a $205.5 million increase in loan production revenue due to higher volume in the broker and consumer direct channels and a $10.8 million increase in other income.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of larger mortgage market volumes and increased share in our broker and consumer direct lending channels during the quarter and six months ended June 30, 2026 compared to the same periods in 2025. During the quarter and six months ended June 30, 2026, we recognized Net gains on loans held for sale at fair value totaling $280.3 million and $625.3 million, respectively, representing an increase of $45.7 million and $169.6 million, respectively, compared to the same periods in 2025.

Our net gains on loans held for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(279,801)	$(573,210)	$(808,152)	$(849,520)
Hedging activities	(307,618)	(105,772)	16,421	(416,471)
Total cash losses	(587,419)	(678,982)	(791,731)	(1,265,991)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	32,326	32,211	13,335	108,588
Loans	(73,829)	(15,268)	(8,829)	(102,307)
Hedging derivatives	248,608	76,919	26,039	242,572
	207,105	93,862	30,545	248,853
Mortgage servicing rights resulting from loan sales	648,681	814,538	1,368,267	1,464,887
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(5,807)	(4,054)	(10,275)	(7,601)
Reductions in liability due to changes in estimate	3,662	2,220	6,652	3,635
Total non-cash gains	853,641	906,566	1,395,189	1,709,774
Total gains on sale from non-affiliates	266,222	227,584	603,458	443,783
From PennyMac Mortgage Investment Trust	14,097	7,075	21,846	11,913
	$280,319	$234,659	$625,304	$455,696
During the period:
Interest rate lock commitments issued (1):
By loan type:
Government-insured or guaranteed	$16,788,600	$18,209,041	$37,002,027	$34,324,614
Conventional conforming	13,185,900	19,340,043	31,267,227	32,913,808
Jumbo	2,178,215	1,383,209	4,374,951	2,602,313
Non-qualified	515,289	—	666,218	—
Closed-end second lien	620,983	665,291	1,089,675	1,213,669
	$33,288,987	$39,597,584	$74,400,098	$71,054,404
By production channel:
Correspondent	$18,634,455	$28,657,935	$41,001,782	$50,753,289
Broker direct	8,519,394	7,151,449	18,058,576	12,629,818
Consumer direct	6,135,138	3,788,200	15,339,740	7,671,297
	$33,288,987	$39,597,584	$74,400,098	$71,054,404
At end of period:
Loans held for sale at fair value			$7,819,890	$6,961,224
Commitments to fund and purchase loans			$12,053,063	$10,998,207
(1)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 231% and 218% of our gains on sales of loans held for sale at fair value for the quarter and six months ended June 30, 2026, respectively, as compared to 346% and 321% for the same periods in 2025. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $5.8 million and $10.3 million for the quarter and six months ended June 30, 2026, respectively, compared to $4.1 million and $7.6 million for the same periods in 2025. The increases in the provision relating to current loan sales was primarily attributable to a change in the mix of loans sold for the quarter and six months ended June 30, 2026 compared to the same periods in 2025

We also recorded reductions in the liability of $3.7 million and $6.7 million for the quarter and six months ended June 30, 2026, respectively, compared to $2.2 million and $3.6 million for the same periods in 2025. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase and loss activity:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$122,706	$112,547	$120,130	$101,867
New indemnifications	8,753	6,367	13,334	18,403
Less indemnified loans sold, repaid or refinanced	10,748	2,881	12,753	4,237
Loans indemnified at end of period	$120,711	$116,033	$120,711	$116,033
Repurchase activity:
Total loans repurchased	$31,491	$25,418	$56,413	$45,360
Less:
Loans repurchased by correspondent lenders	18,858	15,585	32,433	31,077
Loans repaid by borrowers or resold	3,723	952	10,738	8,653
Net loans repurchased with losses chargeable to liability for representations and warranties	$8,910	$8,881	$13,242	$5,630
Losses charged to liability for representations and warranties	$659	$845	$1,226	$1,332
At end of period:
Unpaid principal balance of loans subject to representations and warranties			$521,743,590	$452,998,620
Liability for representations and warranties			$37,291	$31,763

During the quarter and six months ended June 30, 2026, we repurchased loans totaling $31.5 million and $56.4 million, respectively. We charged losses of $659,000 and $1.2 million against the liability during the quarter and six months ended June 30, 2026, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees increased $10.4 million and $36.2 million during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025 primarily due to an increase in production volumes in the broker and consumer direct lending channels.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging, sale and securitization of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT and an increase in the number of loans included in PMT’s non-Agency securitization and loan sales.

Fulfillment fees decreased $791,000 and $344,000 during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025; the decrease was primarily due to a decrease in correspondent loan production volumes for PMT’s account.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results, as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Loan servicing fees	$515,293	$485,022	$1,026,453	$951,761
Subservicing fees	20,616	21,645	41,566	43,374
Effects of MSRs and MSLs net of hedging results	(390,088)	(356,272)	(769,368)	(680,454)
Net loan servicing fees	$145,821	$150,395	$298,651	$314,681

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Owned servicing:
Loan servicing fees	$470,775	$435,517	$940,141	$853,204
Other:
Late charges	23,239	22,959	48,122	46,026
Other	21,279	26,546	38,190	52,531
	515,293	485,022	1,026,453	951,761
Subservicing:
From PennyMac Mortgage Investment Trust	19,640	21,645	39,363	43,374
From non-affiliates	976	—	2,203	—
	20,616	21,645	41,566	43,374
	$535,909	$506,667	$1,068,019	$995,135
Average UPB of loans serviced:
MSRs and MSLs	$481,276,109	$452,077,317	$475,375,868	$443,765,594
Subservicing	$235,785,275	$230,362,073	$240,225,945	$230,771,395

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

Loan servicing fees from non-affiliates increased during the quarter and six months ended June 30, 2026 compared to the same periods in 2025. The increases were primarily due to growth of our loan servicing portfolio. Other servicing fees decreased primarily due to decreased incentives received for loss mitigation activities.

Effects of Mortgage Servicing Rights and Mortgage Servicing Liabilities

We have elected to carry our servicing assets and liabilities at fair value. Changes in fair value have two components: changes due to realization of cash flows of the MSRs and MSLs and changes due to changes in market inputs used to estimate the fair value of MSRs and MSLs. We endeavor to moderate the effects of changes in fair value arising from changes in market inputs by entering into derivatives transactions and holding principal-only stripped MBS.

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$118,307	$15,929	$301,336	$(189,565)
Hedging results	(185,581)	(109,102)	(392,868)	(2,328)
	(67,274)	(93,173)	(91,532)	(191,893)
Changes in fair value attributable to realization of cash flows	(322,814)	(263,099)	(677,836)	(488,561)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(390,088)	$(356,272)	$(769,368)	$(680,454)
Average balances:
Mortgage servicing rights	$10,419,488	$9,284,824	$10,090,215	$9,087,827
Mortgage servicing liabilities	$1,539	$1,640	$1,556	$1,654
At end of period:
Mortgage servicing rights			$10,586,794	$9,531,249
Mortgage servicing liabilities			$1,522	$1,643

Changes in fair value of MSRs attributable to changes in fair value inputs increased during the quarter and six months ended June 30, 2026 compared to the same periods in 2025 due to increases in interest rates during the quarter and six months ended June 30, 2026 as compared to flat to decreasing interest rates during the same periods in 2025. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses offsetting the valuation gains from increasing interest rates in the quarter and six months ended June 30, 2026 and in the same periods in 2025.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. During the quarter and six months ended June 30, 2026, realization of cash flows increased compared to the same periods in 2025, primarily due to higher prepayment speeds in the 2026 periods and the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	June 30,	December 31,
	2026	2025

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$474,869,927	$448,035,447
Purchased and assumed	13,227,690	13,999,998
	488,097,617	462,035,445
Loans held for sale	7,656,960	8,930,477
	495,754,577	470,965,922
Subserviced for:
PennyMac Mortgage Investment Trust	223,817,562	226,774,067
Non-affiliates	11,496,726	11,616,738
Interim servicing	—	24,257,095
	235,314,288	262,647,900
Total loans serviced	$731,068,865	$733,613,822
Delinquencies:
Owned servicing:
30-89 days	$16,753,926	$18,562,892
90 days or more	13,339,471	11,364,962
	$30,093,397	$29,927,854
Subservicing:
30-89 days	$2,574,809	$4,018,484
90 days or more	1,167,071	1,922,015
	$3,741,880	$5,940,499

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of June 30, 2026:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$170,495,110	769	4.9%	46	316	$222	687	92%	73%	7.8%
VA	122,588,947	427	4.4%	43	317	$287	734	91%	73%	1.7%
USDA	20,591,849	137	4.4%	65	298	$150	702	98%	67%	5.2%
Government-sponsored entities:
Freddie Mac	88,016,991	243	6.0%	21	330	$362	762	77%	71%	0.7%
Fannie Mae	66,524,921	201	5.3%	33	316	$330	763	76%	65%	0.7%
Closed-end second lien mortgage loans	3,197,832	41	9.0%	15	248	$79	745	20%	19%	0.3%
Other (3)	16,681,967	39	6.6%	15	345	$427	775	75%	71%	0.3%
	$488,097,617	1,857	5.1%	38	318	$263	727	86%	71%	3.6%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Interest income:
Cash and short-term investment	$10,993	$10,919	$20,562	$20,926
Principal-only stripped mortgage-backed securities	8,905	6,948	3,929	18,543
Loans held for sale	120,822	105,725	234,004	193,119
Placement fees relating to custodial funds	101,258	97,975	191,197	177,770
Other	474	362	939	1,442
	242,452	221,929	450,631	411,800
Interest expense:
Short-term debt	135,917	116,853	250,129	214,886
Long-term debt	107,891	105,900	213,559	202,615
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	23,364	14,058	49,495	23,832
Interest on mortgage loan impound deposits	2,686	2,263	5,423	4,844
Other	852	503	1,826	1,482
	270,710	239,577	520,432	447,659
	$(28,258)	$(17,648)	$(69,801)	$(35,859)

Net interest expense increased $10.6 million and $33.9 million during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to an increase in interest expense on borrowings attributable to the Company financing a larger investment in MSRs and increased interest shortfalls on repayments of loans serviced for Agency securitizations during 2026, partially offset by an increase in interest income from loans held for sale and placement fees.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $59,000 and $309,000 during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025, due to decreases in PMT’s average shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)
Salaries and wages	$142,303	$111,866	$278,219	$220,839
Incentive compensation	48,575	46,079	97,046	84,150
Taxes and benefits	27,478	22,078	57,037	45,938
Stock and unit-based compensation	4,464	7,518	6,911	18,602
	$222,820	$187,541	$439,213	$369,529
Head count:
Average	5,633	4,589	5,518	4,524
Period end			5,543	4,779

Compensation expenses increased $35.2 million and $69.7 million during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to an increase in head count and increased incentive compensation reflecting higher loan production volume.

Loan Origination

Loan origination expenses increased $25.0 million and $60.6 million for the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to higher origination volumes in the broker and consumer direct lending channels.

Technology

Technology expenses increased $2.2 million and $8.1 million during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to an increase in software license expenses and a $1.2 million and $1.5 million impairment of capitalized software recorded during the quarter and six months ended June 30, 2026, respectively.

Servicing

Servicing expenses increased $14.2 million and $30.6 million during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to increases in provision for losses on servicing advances resulting from higher delinquent loan balances reflecting a larger servicing portfolio and a larger proportion of delinquencies of 90 days or greater.

Marketing and advertising

Marketing and advertising expenses increased $4.5 million and $16.2 million during the quarter and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to additional marketing expenses incurred as an Official Supporter of Team USA, including marketing during the 2026 winter Olympics.

Provision for Income Taxes

Our effective income tax rates were 31.1% and (78.5)% for the quarters ended June 30, 2026 and 2025, respectively, and 23.6% and (17.8)% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective income tax rates for the quarter and six months ended June 30, 2026 compared to the same periods ended in 2025 is primarily due the non-recurrence of a $81.6 million net income tax benefit recognized in the prior year period, due to the repricing of deferred tax liabilities resulting from changes to California’s apportionment rules enacted into law in June 2025 requiring the Company to apportion income to California using a single sales factor instead of a factor equally weighted among property, payroll and sales.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2026	2025

	(in thousands)
ASSETS
Cash and short-term investment	$748,621	$711,717
Principal-only stripped mortgage-backed securities	609,103	722,528
Loans held for sale at fair value	7,819,890	9,123,410
Derivative assets	201,681	187,775
Servicing advances, net	589,386	589,542
Mortgage servicing rights at fair value	10,586,794	9,598,941
Investments in and advances to affiliates	19,775	18,063
Loans eligible for repurchase	8,290,697	7,409,800
Other	993,504	1,026,913
Total assets	$29,859,451	$29,388,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$9,131,867	$9,490,620
Long-term debt	6,262,984	6,157,763
	15,394,851	15,648,383
Liability for loans eligible for repurchase	8,290,697	7,409,800
Income taxes payable	1,215,638	1,184,020
Other	621,379	837,510
Total liabilities	25,522,565	25,079,713
Stockholders' equity	4,336,886	4,308,976
Total liabilities and stockholders' equity	$29,859,451	$29,388,689
Leverage ratios:
Total debt / Stockholders' equity	3.5	3.6
Total debt / Tangible stockholders' equity (1)	3.6	3.7
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $470.8 million from $29.4 billion at December 31, 2025 to $29.9 billion at June 30, 2026. The increase was primarily due to an increase of $987.9 million of mortgage servicing rights and an increase of $880.9 million of loans eligible for repurchase, partially offset by a decrease of $1.3 billion in loans held for sale at fair value.

Total liabilities increased $442.9 million from $25.1 billion at December 31, 2025 to $25.5 billion at June 30, 2026. The increase was primarily due to an increase of $880.9 million in liability for loans eligible for repurchase, partially offset by a decrease of $358.8 million in short-term borrowings due to a decrease in loans held for sale. As a result of our decreased inventory financing requirements, our leverage ratios slightly decreased during the period ended June 30, 2026 from December 31, 2025.

Cash Flows

Our cash flows are summarized below:

	Six months ended June 30,
	2026	2025	Change

	(in thousands)
Operating	$801,097	$934,642	$(133,545)
Investing	(533,618)	(127,033)	(406,585)
Financing	(354,886)	(883,905)	529,019
Net decrease in cash	$(87,407)	$(76,296)	$(11,111)

The net decrease in cash of $87.4 million during the six months ended June 30, 2026 is discussed below.

Operating activities

Net cash provided by operating activities totaled $801.1 million during the six months ended June 30, 2026 compared with net cash provided by operating activities of $934.6 million during the same period in 2025. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Six months ended June 30,
	2026	2025

	(in thousands)
Cash flows from:
Loans held for sale	$648,911	$382,339
Other operating sources	152,186	552,303
	$801,097	$934,642

The decrease in cash flows from other operating sources was primarily driven by an increase in servicing advances and the payment of several large accrued liabilities during the six months ended June 30, 2026, compared to the same period in 2025

Investing activities

Net cash used in investing activities during the six months ended June 30, 2026 totaled $533.6 million, primarily due to $262.9 million in net settlement of derivative financial instruments used to hedge our investment in MSRs, a $229.8 million increase in margin deposit and a $124.3 million increase in short-term investment. Net cash used in investing activities during the six months ended June 30, 2025 totaled $127.0 million, primarily due to a $140.7 million increase in margin deposits.

Financing activities

Net cash used in financing activities totaled $354.9 million during the six months ended June 30, 2026, primarily due to a decrease of $261.7 million in borrowings and a $50.0 million repurchase of common shares. The decrease in borrowings primarily reflects the decrease in inventory of loans held for sale. Net cash used in financing activities totaled $883.9 million during the six months ended June 30, 2025, primarily due to a decrease of $811.5 million in borrowings. The decrease in borrowings primarily reflects the decrease in inventory of loans held for sale during the six months ended June 30, 2026 and 2025.

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

On May 27, 2026, the Company, through its wholly-owned subsidiaries PNMAC, PLS and the Issuer Trust, issued $300 million in Term Notes with a spread of 2.25% due in May 2031 and partially redeemed $300 million Term Notes in with a spread of 3.20% due in March 2029.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Average balance	$9,378,290	$7,183,987	$8,679,015	$6,649,802
Maximum daily balance	$10,648,718	$8,581,781	$10,648,718	$8,690,936
Balance at period end			$8,440,064	$7,351,846

The differences between the average and maximum daily balances on our repurchase agreements reflect both the effect of increasing loan inventory levels during the quarter ended June 30, 2026 and the fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with each Agency’s requirements as of June 30, 2026.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through June 30, 2026, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of June 30, 2026, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Bank of America, N.A.	$1,589,125	$2,500,000	$1,500,000	June 7, 2028
Atlas Securitized Products, L.P.	$1,080,310	$1,080,310	$300,000	December 10, 2027
Wells Fargo Bank, N.A.	$560,255	$1,250,000	$500,000	May 19, 2028
Royal Bank of Canada	$550,025	$1,000,000	$600,000	May 10, 2027
Nomura Corporate Funding Americas	$548,012	$700,000	$—	August 4, 2027
BNP Paribas	$452,424	$600,000	$250,000	September 30, 2027
Morgan Stanley Bank, N.A.	$437,266	$1,000,000	$350,000	June 9, 2028
JP Morgan Chase Bank, N.A.	$357,106	$1,000,000	$150,000	June 25, 2028
Barclays Bank PLC	$249,332	$440,000	$250,000	May 15, 2028
Goldman Sachs Bank USA	$246,712	$500,000	$100,000	March 15, 2028
Citibank, N.A.	$215,499	$1,000,000	$550,000	August 21, 2027
Mizuho Bank, Ltd.	$183,970	$250,000	$125,000	October 14, 2026
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$580,000	$2,169,690	$350,000	December 10, 2027
Nomura Corporate Funding Americas	$285,000	$550,000	$550,000	August 4, 2027
Goldman Sachs Bank USA	$225,000	$650,000	$200,000	October 28, 2026
Barclays Bank PLC	$210,000	$210,000	$100,000	January 29, 2027
Mizuho Bank, Ltd.	$55,000	$350,000	$350,000	October 14, 2027
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$214,970
Santander US Capital Markets LLC	$201,540
Wells Fargo Bank, N.A.	$171,258
Bank of America, N.A.	$27,260
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$696,475	$750,000	$—	June 9, 2027
Notes payable
GMSR 2023-GTL1 Loans	$480,000	$480,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$125,000	$125,000		March 26, 2029
GMSR 2025-GT1 Notes	$300,000	$300,000		August 26, 2030
GMSR 2026-GT Note	$300,000	$300,000		May 27, 2031
Citibank, N.A. FHLMC MSR Facility	$100,000	$150,000	$150,000	August 21, 2027
Unsecured senior notes
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
Unsecured Notes - 6.875%	$850,000			May 15, 2032
Unsecured Notes - 6.75%	$650,000			February 15, 2034
(1)	Outstanding indebtedness as of June 30, 2026.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2026:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,587,150	June 1, 2027	June 1, 2027
Barclays Bank PLC (2)	$986,064	January 26, 2027	October 12, 2027
Bank of America, N.A.	$119,545	August 21, 2026	June 7, 2028
Atlas Securitized Products, L.P.	$103,365	December 16, 2026	December 10, 2027
Nomura Corporate Funding Americas	$57,828	July 25, 2026	August 4, 2026
Royal Bank of Canada	$33,415	August 4, 2026	May 10, 2027
Morgan Stanley Bank, N.A.	$29,039	September 17, 2026	October 22, 2027
Wells Fargo Bank, N.A.	$28,711	August 5, 2026	May 19, 2028
BNP Paribas	$21,631	September 13, 2026	September 30, 2027
JP Morgan Chase Bank, N.A.	$21,034	September 24, 2026	June 25, 2027
Mizuho Bank, Ltd.	$17,884	October 4, 2026	October 14, 2026
Goldman Sachs Bank USA	$11,993	September 11, 2026	March 15, 2028
Citibank, N.A.	$9,314	August 24, 2026	August 21, 2027
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from August 4, 2026 through December 10, 2027.

(2)	The facility maturity dates are shown as weighted averages.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$2,553	July 28, 2026
JP Morgan Chase Bank, N.A.	$14,143	July 6, 2026
Wells Fargo Bank, N.A.	$13,990	July 23, 2026
Santander US Capital Markets LLC	$11,663	July 15, 2026

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended June 30, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2026, given several shifts in prepayment speeds, option adjusted spreads and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$443,608	$231,496	$117,709	$(118,629)	$(237,122)	$(474,686)
Option adjusted spread	$270,334	$145,299	$74,158	$(75,196)	$(150,795)	$(305,110)
Annual per-loan cost of servicing	$225,291	$112,645	$56,323	$(56,323)	$(112,645)	$(225,291)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended June 30, 2026.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
April 1, 2026 – April 30, 2026	—	$—	—	$157,600,979
May 1, 2026 – May 31, 2026	—	$—	—	$157,600,979
June 1, 2026 – June 30, 2026	—	$—	—	$157,600,979
Total	—	$—	—	$157,600,979
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be affected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K).

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	March 18, 2026

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: August 4, 2026	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2026	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)