Form 10-Q
period 2026-09-30
PennyMac Financial Services, Inc.
filed 2026-11-03
CIK 1745916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2026
Common Stock, $0.0001 par value	51,958,163

PENNYMAC FINANCIAL SERVICES, INC.

FORM 10-Q

September 30, 2026

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report, the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2026 and in our other SEC filings.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

●	interest rate changes;

●	changes in macroeconomic, consumer and real estate market conditions;
●	rising homeownership costs negatively impacting housing affordability;
●	the continually changing federal, state and local laws and regulations applicable to the highly regulated industry in which we operate;
●	lawsuits or governmental actions that may result from any noncompliance with the laws and regulations applicable to our business;
●	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of these regulations;
●	the licensing and operational requirements of states and other jurisdictions applicable to our business, to which our bank competitors are not subject;

●	changes to government modification programs;
●	foreclosure delays and changes in foreclosure practices;
●	difficulties inherent in adjusting the size of our operations to reflect changes in business levels;
●	purchase opportunities for mortgage servicing rights;
●	our substantial amount of indebtedness;
●	increases in loan delinquencies, defaults and forbearances;
●	our dependence on U.S. government-sponsored entities and changes in their current roles or their guarantees or guidelines;
●	our ability to manage third party vendors and mortgage investor requirements;
●	our exposure to counterparties that do not fulfill contractual obligations, including their obligation to indemnify us or repurchase defective mortgage loans;
●	our reliance on PennyMac Mortgage Investment Trust (NYSE: PMT) as a significant contributor to our mortgage banking business;
●	maintaining sufficient capital and liquidity and compliance with financial covenants;
●	our obligation to indemnify third-party purchasers or repurchase loans if loans that we originate, acquire, service or assist in the fulfillment of fail to meet certain criteria;
●	our obligation to indemnify PMT if our services fail to meet certain criteria or characteristics or under other circumstances;
●	changes in investment management and incentive fees;
●	conflicts of interest in allocating our services and investment opportunities among us and our advised entity;
●	our ability to mitigate cybersecurity risks, cyber incidents and technology disruptions;
●	the effect of public opinion on our reputation;
●	our exposure to risks of loss and disruptions in operations resulting from severe weather events, man-made or other natural conditions, including climate change and pandemics;
●	our ability to effectively identify, manage and hedge our credit, interest rate, prepayment, liquidity and climate risks;

●	our initiation or expansion of new business activities or strategies;
●	our ability to detect misconduct and fraud;
●	our ability to pay dividends to our stockholders;
●	our organizational structure and certain requirements in our charter documents; and
●	uncertainties surrounding the integration and realization of anticipated benefits of acquisitions including our ability to successfully complete the acquisition of Cenlar and to integrate Cenlar into our business.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2026	2025

	(in thousands, except share amounts)
ASSETS
Cash	$233,351	$301,680
Short-term investments at fair value	412,522	410,037
Principal-only stripped mortgage-backed securities at fair value pledged to creditors	514,601	722,528
Loans held for sale at fair value ($6,806,831 and $8,983,503 pledged to creditors)	6,899,041	9,123,410
Derivative assets with non-affiliates	474,241	185,518
Derivative assets with PennyMac Mortgage Investment Trust	16,456	2,257
Servicing advances, net (valuation allowance of $140,897 and $103,574; $403,929 and $406,825 pledged to creditors)	604,237	589,542
Mortgage servicing rights at fair value ($11,285,223 and $9,367,851 pledged to creditors)	11,639,077	9,598,941
Investment in PennyMac Mortgage Investment Trust at fair value	591	941
Receivable from PennyMac Mortgage Investment Trust	20,295	17,122
Loans eligible for repurchase	8,225,654	7,409,800
Other ($29,484 and $10,393 pledged to creditors)	872,020	1,026,913
Total assets	$29,912,086	$29,388,689
LIABILITIES
Assets sold under agreements to repurchase	$8,088,489	$8,794,002
Mortgage loan participation purchase and sale agreements	677,877	696,618
Notes payable secured by mortgage servicing assets	1,640,951	1,326,021
Unsecured senior notes	4,839,843	4,831,742
Derivative liabilities with non-affiliates	204,554	9,559
Derivative liabilities with PennyMac Mortgage Investment Trust	5,667	6,247
Accounts payable and accrued expenses	502,449	645,468
Payable to PennyMac Mortgage Investment Trust	77,652	116,585
Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	24,757	24,757
Income taxes payable	1,229,299	1,184,020
Liability for loans eligible for repurchase	8,225,654	7,409,800
Liability for losses under representations and warranties	38,311	34,894
Total liabilities	25,555,503	25,079,713

Commitments and contingencies – Note 18

STOCKHOLDERS’ EQUITY
Common stock—authorized 200,000,000 shares of $0.0001 par value; issued and outstanding, 51,956,403, and 52,061,346 shares, respectively	5	5
Additional paid-in capital	59,142	96,870
Retained earnings	4,297,436	4,212,101
Total stockholders' equity	4,356,583	4,308,976
Total liabilities and stockholders' equity	$29,912,086	$29,388,689

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except earnings per share)
Revenues
Net gains on loans held for sale at fair value:
From non-affiliates	$192,793	$297,001	$796,251	$740,784
From PennyMac Mortgage Investment Trust	(2,566)	17,454	19,280	29,367
	190,227	314,455	815,531	770,151
Loan origination fees:
From non-affiliates	46,926	61,138	188,890	165,861
From PennyMac Mortgage Investment Trust	—	558	—	1,537
	46,926	61,696	188,890	167,398
Fulfillment fees from PennyMac Mortgage Investment Trust	3,206	6,162	13,966	17,266
Net loan servicing fees:
Owned servicing:
Loan servicing fees	479,141	460,360	1,419,282	1,313,564
Other fees	47,558	53,734	133,870	152,291
	526,699	514,094	1,553,152	1,465,855
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	661,430	(392,174)	284,930	(1,070,300)
Mortgage servicing rights hedging results	(947,672)	98,306	(1,340,540)	95,978
	(286,242)	(293,868)	(1,055,610)	(974,322)
Net loan servicing fees - owned servicing	240,457	220,226	497,542	491,533
Subservicing:
From PennyMac Mortgage Investment Trust	20,449	21,012	59,812	64,386
From non-affiliates	949	—	3,152	—
Total subservicing fees	21,398	21,012	62,964	64,386
Net loan servicing fees	261,855	241,238	560,506	555,919
Net interest expense:
Interest income	210,421	248,753	661,052	660,553
Interest expense	253,902	249,900	774,334	697,559
Net interest expense	(43,481)	(1,147)	(113,282)	(37,006)
Management fees from PennyMac Mortgage Investment Trust	6,762	6,912	20,334	20,793
Results of real estate acquired in settlement of loans	(2,171)	(981)	(6,253)	(1,159)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust	(225)	(15)	(260)	65
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	—	—	1,092
Other	5,676	4,578	31,292	14,012
Total net revenues	468,775	632,898	1,510,724	1,508,531
Expenses
Compensation	213,384	205,314	652,597	574,843
Loan origination	69,263	69,407	242,814	182,339
Technology	52,500	44,772	143,074	127,226
Servicing	39,196	29,105	119,934	79,266
Marketing and advertising	14,188	14,016	52,163	35,837
Professional services	13,255	10,145	43,545	27,562
Occupancy and equipment	10,430	8,604	31,119	25,365
Other	14,012	15,161	46,715	39,081
Total expenses	426,228	396,524	1,331,961	1,091,519
Income before provision for income taxes	42,547	236,374	178,763	417,012
Provision for income taxes	13,893	54,871	46,061	22,766
Net income	$28,654	$181,503	$132,702	$394,246
Earnings per share
Basic	$0.55	$3.51	$2.55	$7.64
Diluted	$0.54	$3.37	$2.48	$7.34
Weighted average shares outstanding
Basic	51,953	51,730	52,005	51,635
Diluted	53,134	53,879	53,424	53,734

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Quarter ended September 30, 2026
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2026	51,944	$5	$52,210	$4,284,671	$4,336,886
Net income	—	—	—	28,654	28,654
Stock-based compensation	11	—	6,846	—	6,846
Issuance of common stock in settlement of directors' fees	1	—	86	—	86
Common stock dividend ($0.30 per share)	—	—	—	(15,889)	(15,889)
Balance, September 30, 2026	51,956	$5	$59,142	$4,297,436	$4,356,583

	Quarter ended September 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, June 30, 2025	51,672	$5	$76,991	$3,955,504	$4,032,500
Net income	—	—	—	181,503	181,503
Stock-based compensation	252	—	14,370	—	14,370
Issuance of common stock in settlement of directors' fees	1	—	58	—	58
Common stock dividend ($0.30 per share)	—	—	—	(15,806)	(15,806)
Repurchase of common stock	(50)	—	(4,739)	—	(4,739)
Balance, September 30, 2025	51,875	$5	$86,680	$4,121,201	$4,207,886

	Nine months ended September 30, 2026
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2025	52,061	$5	$96,870	$4,212,101	$4,308,976
Net income	—	—	—	132,702	132,702
Stock-based compensation	452	—	12,004	—	12,004
Issuance of common stock in settlement of directors' fees	3	—	279	—	279
Common stock dividends ($0.90 per share)	—	—	—	(47,367)	(47,367)
Repurchase of common stock	(560)	—	(50,011)	—	(50,011)
Balance, September 30, 2026	51,956	$5	$59,142	$4,297,436	$4,356,583

	Nine months ended September 30, 2025
			Additional		Total
	Number of	Par	paid-in	Retained	stockholders'
	shares	value	capital	earnings	equity

	(in thousands)
Balance, December 31, 2024	51,377	$5	$56,072	$3,773,574	$3,829,651
Net income	—	—	—	394,246	394,246
Stock-based compensation	546	—	35,174	—	35,174
Issuance of common stock in settlement of directors' fees	2	—	173	—	173
Common stock dividends ($0.90 per share)	—	—	—	(46,619)	(46,619)
Repurchase of common stock	(50)	—	(4,739)	—	(4,739)
Balance, September 30, 2025	51,875	$5	$86,680	$4,121,201	$4,207,886

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC FINANCIAL SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash flow from operating activities
Net income	$132,702	$394,246
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on loans held for sale at fair value	(815,531)	(770,151)
Change in fair value of mortgage servicing rights and mortgage servicing liabilities	(284,930)	1,070,300
Mortgage servicing rights hedging results	1,340,540	(95,978)
Accrual of unearned discounts on principal-only stripped mortgage-backed securities	5,320	(31,676)
Capitalization of interest on loans held for sale	(4,165)	(1,839)
Amortization of debt issuance costs	27,343	24,835
Results of real estate acquired in settlement in loans	6,253	1,159
Change in fair value of investment in common shares of PennyMac Mortgage Investment Trust	350	24
Repricing of payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement	—	(1,092)
Stock-based compensation expense	13,356	28,531
Provision for servicing advance losses	65,536	22,100
Depreciation and amortization	41,850	41,583
Impairment of capitalized software	1,576	4,333
Amortization of operating lease right-of-use assets	13,029	10,555
Purchase of loans held for sale from non-affiliates	(69,605,430)	(26,920,281)
Origination of loans held for sale	(27,731,367)	(18,739,010)
Purchase of loans held for sale from PennyMac Mortgage Investment Trust	—	(52,856,500)
Purchase of loans from Ginnie Mae securities and early buyout investors	(3,322,729)	(3,412,426)
Sale to non-affiliates and principal payment of loans held for sale	89,363,924	95,792,613
Sale of loans held for sale to PennyMac Mortgage Investment Trust	12,702,942	5,673,014
Repurchase of loans subject to representations and warranties	(88,087)	(77,071)
(Increase) decrease in servicing advances	(240,485)	7,508
Increase in receivable from PennyMac Mortgage Investment Trust	(14,365)	(16,256)
Sale of real estate acquired in settlement of loans	67,890	53,576
Decrease (increase) in other assets	163,127	(53,288)
(Decrease) increase in accounts payable and accrued expenses	(165,490)	117,010
Decrease in operating lease liabilities	(12,110)	(13,846)
Decrease in payable to PennyMac Mortgage Investment Trust	(50,832)	(35,099)
Increase in income taxes payable	45,278	20,395
Net cash provided by operating activities	1,655,495	237,269

Statements continue on the next page

PENNYMAC FINANCIAL SERVICES, INC.

(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash flow from investing activities
(Increase) decrease in short-term investment	(2,485)	358,325
Repayment of principal-only stripped mortgage-backed securities	146,421	119,258
Net settlement of derivative financial instruments used for hedging of mortgage servicing rights	(1,349,779)	143,439
(Adjustment to sale) sale of mortgage servicing rights to non-affiliates	(6,429)	165,162
Sale of mortgage servicing rights to PennyMac Mortgage Investment Trust	14,415	1,895
Acquisition of capitalized software	(41,193)	(24,484)
Purchase of furniture, fixtures, equipment and leasehold improvements	(9,679)	(3,751)
Decrease (increase) in margin deposits	52,201	(133,835)
Net cash (used in) provided by investing activities	(1,196,528)	626,009
Cash flow from financing activities
Sale of assets under agreements to repurchase	102,173,917	101,562,221
Repurchase of assets sold under agreements to repurchase	(102,877,178)	(103,118,313)
Issuance of mortgage loan participation purchase and sale certificates	19,269,286	18,936,637
Repayment of mortgage loan participation purchase and sale certificates	(19,287,793)	(18,733,607)
Issuance of notes payable secured by mortgage servicing assets	690,000	525,000
Repayment of notes payable secured by mortgage servicing assets	(375,000)	(1,250,000)
Issuance of unsecured senior notes	—	2,350,000
Repayment of unsecured senior notes	—	(650,000)
Payment of debt issuance costs	(21,798)	(57,062)
Issuance of common stock by exercise of stock options	4,858	10,406
Payment of withholding taxes relating to stock-based compensation	(6,210)	(3,763)
Payment of dividends to holders of common stock	(47,367)	(46,619)
Repurchase of common stock	(50,011)	(4,739)
Net cash used in financing activities	(527,296)	(479,839)
Net (decrease) increase in cash	(68,329)	383,439
Cash at beginning of period	301,680	238,482
Cash at end of period	$233,351	$621,921
Supplemental cash flow information:
Cash paid for interest	$777,105	$700,541
Cash paid for income taxes, net	$783	$2,371
Non-cash investing activities:
Mortgage servicing rights received from loan sales	$1,763,278	$2,165,213
Unsettled portion of MSR sales	$—	$18,352
Operating right-of-use assets recognized	$32,561	$13,622
Non-cash financing activities:
Issuance of common stock in settlement of directors' fees	$279	$173

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

Pending Acquisition

On February 10, 2026, the Company entered into an agreement to acquire the subservicing business of Cenlar Capital Corporation (“Cenlar”) in an all-cash transaction. The agreement was amended in August 2026 to extend the closing date and establishes a base cash purchase price of $172.5 million subject to certain purchase price adjustments primarily related to the value of certain assets and book value at closing, additional consideration associated with an extension of the closing date, and up to $85 million of contingent earnout consideration payable over three years based on subservicing loan volumes.

Cenlar’s subservicing business consists primarily of subservicing contracts for approximately 100 institutional clients. The transaction is expected to close in the first quarter of 2027, subject to customary closing conditions, including required regulatory approvals. There can be no assurance that the transaction will close as expected or at all.

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

Note 3—Concentration of Risk

A portion of the Company’s activities relate to PMT. Revenues generated from PMT (generally comprised of gains on loans held for sale, loan origination and fulfillment fees, loan servicing fees, management fees, change in fair value of investment in and dividends received from PMT, and expense allocations charged to PMT) totaled 6% and 9% of total net revenues for the quarters ended September 30, 2026 and 2025, and 8% and 9% for the nine months ended September 30, 2026 and 2025, respectively.

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

Note 4—Variable Interest Entities

The Company entered into securitization transactions in which PLS transfers participation certificates in its Ginnie Mae and Fannie Mae MSRs to variable interest entities (“VIEs”) that issued variable funding notes (“VFNs”) to PLS and term debt backed by the participation certificates. PLS finances the VFNs by selling them under agreements to repurchase. The Company acts as guarantor of the VFNs and term debt. The Company determined that it is the primary beneficiary of the VIEs because as the holder of the VFNs and guarantor of the VFNs and term debt, it holds the variable interests in the VIEs. Therefore, PFSI consolidates the VIEs.

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

Following is a summary of loan production and MSR recapture activities, between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net (loss) gains on loans held for sale at fair value:
Net gains on loans sold to PMT (primarily cash)	$382	$20,799	$32,892	$35,394
Mortgage servicing rights recapture incurred	(2,948)	(3,345)	(13,612)	(6,027)
	$(2,566)	$17,454	$19,280	$29,367
Sale of loans held for sale to PMT	$3,324,262	$3,983,322	$12,702,942	$5,673,014
UPB of loans recaptured	$226,618	$205,054	$1,258,774	$547,577

Tax service fees earned from PMT included in Loan origination fees		$558		$1,537

Fulfillment fee revenue	$3,206	$6,162	$13,966	$17,266
UPB of loans sold to and fulfilled for PMT subject to fulfillment fees	$1,198,776	$3,343,181	$6,559,831	$9,210,743

Sourcing fees included in cost of loans purchased from PMT		$531		$5,204
Unpaid principal balance of loans purchased from PMT:
Government guaranteed or insured		$3,081,974		$27,060,094
Conventional conforming		2,322,914		24,984,726
		$5,404,888		$52,044,820

Servicing Agreement

The Company and PMT have entered into a loan servicing agreement (the “Servicing Agreement”), pursuant to which the Company provides subservicing for PMT’s MSRs and its portfolio of residential mortgage loans in exchange for servicing fees as described below:

●	The base servicing fee rates for mortgage loans are established at a monthly per-loan dollar amount. As of October 1, 2025, the base servicing fee rates for mortgage loans are $7.00 per month for fixed-rate loans and $8.00 per month for adjustable-rate loans. Before October 1, 2025, the base servicing fee rates were $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate loans.
●	To the extent that mortgage loans become delinquent, the Company is entitled to an additional servicing fee per loan ranging from $18 to $80 per month based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property is acquired in settlement of the loan. The Company is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and a percentage of late charges.

Following is a summary of loan servicing fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Base fees	$17,337	$19,032	$52,460	$57,386
Other fees	3,112	1,980	7,352	7,000
	$20,449	$21,012	$59,812	$64,386

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

Management Agreement

The Company has a management agreement with PMT (“Management Agreement”), pursuant to which the Company oversees PMT’s business affairs and for which PFSI collects a base management fee and may collect a performance incentive fee. The Management Agreement provides that:

●	The base management fee is calculated and collected quarterly in arrears and is equal to the sum of (i) 1.5% per year of PMT’s average “shareholders’ equity” up to $2 billion, (ii) 1.375% per year of PMT’s average “shareholders’ equity” in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of PMT’s average “shareholders’ equity” in excess of $5 billion. “Shareholders’ equity” is defined in the Management Agreement as the sum of net proceeds from issuance and repurchase of equity securities since inception, plus retained earnings or reduced by accumulated deficit.
●	The performance incentive fee is calculated and collected annually in arrears and is a specified percentage of the amount by which PMT’s “net income,” over the fiscal year and before deducting the incentive fee, exceeds certain levels of return on “common shareholders’ equity.” The performance incentive fee is equal to the sum of:

●	10% of the amount by which PMT’s “net income” for the year exceeds (i) an 8% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 12% return on PMT’s “common shareholders’ equity”; plus
●	15% of the amount by which PMT’s “net income” for the year exceeds (i) a 12% return on the average “common shareholders’ equity” during the period plus the “high watermark,” up to (ii) a 16% return on PMT’s “common shareholders’ equity”; plus
●	20% of the amount by which PMT’s “net income” for the year exceeds a 16% return on the average “common shareholders’ equity” during the period plus the “high watermark.”

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to PMT’s common shares of beneficial interest computed in accordance with GAAP adjusted for certain non-cash charges determined after discussions between the Company and PMT’s independent trustees and approval by a majority of PMT’s independent trustees.

“Common shareholders’ equity” is defined as shareholders’ equity less the average value of PMT’s preferred equity determined in accordance with GAAP.

“High watermark” is the annual adjustment that reflects the amount by which the “net income” (stated as a percentage of return on “common shareholders’ equity”) in that year exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS Yield (the “Target Yield”) for the year then ended. If the “net income” is lower than the Target Yield, the high watermark is increased by the difference. If the “net income” is higher than the Target Yield, the high watermark is reduced by the difference.

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

Following is a summary of the base management and performance incentive fees earned from PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Base management fees	$6,762	$6,912	$20,334	$20,793
Performance incentive fees	—	—	—	—
	$6,762	$6,912	$20,334	$20,793
Average PMT shareholders' equity used to calculate base management fees	$1,788,469	$1,828,365	$1,812,550	$1,853,613

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

The Company received reimbursements from PMT for expenses as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Reimbursement of:
Expenses incurred on PMT's behalf, net	$5,336	$6,873	$15,734	$16,437
Overhead incurred by the Company	949	1,629	5,920	4,886
Compensation	1,599	982	4,797	2,945
	$7,884	$9,484	$26,451	$24,268
Payments and settlements during the period (1)	$12,680	$27,709	$44,024	$88,385
(1)	Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PMT for the operating, investing and financing activities itemized in this Note.

Investing Activities

Following is a summary of investing activities between the Company and PMT:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Change in fair value of investment in and dividends received from PennyMac Mortgage Investment Trust shares	$(225)	$(15)	$(260)	$65
Sale of mortgage servicing rights to PMT	$4,123	$1,895	$14,415	$1,895

	September 30,	December 31,
	2026	2025

	(in thousands)
Common shares of beneficial interest of PennyMac Mortgage Investment Trust:
Fair value	$591	$941
Number of shares	75	75

Receivable from and Payable to PMT

Amounts receivable from and payable to PMT are summarized below:

	September 30,	December 31,
	2026	2025

	(in thousands)
Receivable from PMT:
Servicing fees	$7,477	$6,669
Management fees	6,762	6,856
Allocated expenses and expenses incurred on PMT's behalf	6,056	3,161
Aggregation and securitization activities	—	436
	$20,295	$17,122
Payable to PMT:
Amounts advanced by PMT to fund its servicing advances	$63,064	$97,485
Other	14,588	19,100
	$77,652	$116,585

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

The Company has recorded a $24.8 million Payable to exchanged Private National Mortgage Acceptance Company, LLC unitholders under tax receivable agreement as of September 30, 2026 and December 31, 2025. The Company did not make payments under the tax receivable agreement during the nine months ended September 30, 2026 and 2025.

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

The following table summarizes cash flows between the Company and transferees as a result of the sale of loans in transactions where the Company maintains continuing involvement with the loans:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cash flows:
Sales proceeds	$23,372,552	$33,549,142	$89,363,924	$95,792,613
Servicing fees received	$453,608	$425,390	$1,323,256	$1,233,153

The following table summarizes the UPB of the loans sold by the Company in transactions where it maintains continuing involvement:

	September 30,	December 31,
	2026	2025

	(in thousands)
Unpaid principal balance of loans outstanding	$483,597,939	$448,035,447
Delinquent loans:
30-89 days	$17,568,288	$18,000,680
90 days or more:
Not in foreclosure	$11,283,722	$9,759,483
In foreclosure	$2,016,569	$1,372,545
Foreclosed	$4,464	$4,076
Loans in bankruptcy	$2,417,966	$1,968,188

Loan Servicing

The following tables summarize the Company’s loan servicing portfolio as measured by UPB:

	September 30, 2026
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$483,597,939	$—	$483,597,939
Purchased	12,840,389	—	12,840,389
Subserviced	—	11,299,508	11,299,508
	496,438,328	11,299,508	507,737,836
PennyMac Mortgage Investment Trust (1)	—	221,974,448	221,974,448
Loans held for sale	6,995,211	—	6,995,211
	$503,433,539	$233,273,956	$736,707,495
Delinquent loans:
30 days	$13,354,710	$2,057,544	$15,412,254
60 days	4,741,239	604,933	5,346,172
90 days or more:
Not in foreclosure	11,464,856	1,069,773	12,534,629
In foreclosure	2,063,762	155,142	2,218,904
Foreclosed	7,026	3,563	10,589
	$31,631,593	$3,890,955	$35,522,548
Loans in bankruptcy	$2,489,667	$423,247	$2,912,914
Custodial funds managed by the Company (2)	$8,365,637	$3,330,465	$11,696,102
(1)	Includes $12.2 billion in UPB of loans where MSRs have been sold by PMT, but the servicing has not yet transferred to the purchaser’s servicing platform.

(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

	December 31, 2025
	Servicing		Total
	rights owned	Subservicing	loans serviced

	(in thousands)
Investor:
Non-affiliated entities:
Originated	$448,035,447	$—	$448,035,447
Purchased	13,999,998	—	13,999,998
Subserviced (1)	—	35,873,833	35,873,833
	462,035,445	35,873,833	497,909,278
PennyMac Mortgage Investment Trust	—	226,774,067	226,774,067
Loans held for sale	8,930,477	—	8,930,477
	$470,965,922	$262,647,900	$733,613,822
Delinquent loans:
30 days	$13,205,704	$3,056,477	$16,262,181
60 days	5,357,188	962,007	6,319,195
90 days or more:
Not in foreclosure	9,944,189	1,734,551	11,678,740
In foreclosure	1,414,544	184,343	1,598,887
Foreclosed	6,229	3,121	9,350
	$29,927,854	$5,940,499	$35,868,353
Loans in bankruptcy	$2,039,686	$566,890	$2,606,576
Custodial funds managed by the Company (2)	$8,429,523	$2,758,179	$11,187,702
(1)	Includes $24.3 billion in UPB of loans where MSRs have been sold, but the servicing has not yet transferred to the purchaser’s servicing platform.
(2)	Custodial funds include cash accounts holding funds on behalf of borrowers and investors relating to loans serviced under servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of these custodial funds where it owns the MSRs and these fees are included in Interest income in the Company’s consolidated statements of income.

Following is a summary of the geographical distribution of loans included in the Company’s loan servicing portfolio for the top five and all other states as measured by UPB:

	September 30,	December 31,
State	2026	2025

	(in thousands)
California	$83,987,256	$83,261,751
Texas	75,112,961	73,599,588
Florida	69,549,405	69,872,447
Virginia	36,848,355	38,282,502
Georgia	30,276,853	30,528,228
All other states	440,932,665	438,069,306
	$736,707,495	$733,613,822

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

The servicing advance valuation allowance is estimated based on relevant qualitative and quantitative information about past events, including historical collection and loss experience, current conditions, and reasonable and supportable forecasts that affect collectable amounts. The provision for losses on servicing advances is included in Servicing expense in the consolidated statements of income. Servicing advances are charged off when they are deemed unrecoverable.

The following is a summary of the allowance for losses on servicing advances:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$128,904	$82,025	$103,574	$85,788
Provision for losses	20,515	10,130	65,536	22,100
Charge-offs, net	(8,522)	(5,975)	(28,213)	(21,708)
Balance at end of period	$140,897	$86,180	$140,897	$86,180

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

Fair Value Accounting Elections

The Company identified its MSRs, its mortgage servicing liabilities (“MSLs”) and all of its non-cash financial assets to be accounted for at fair value so changes in fair value will be reflected in income as they occur and reflect the results of the Company’s performance more timely.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Following is a summary of assets and liabilities that are measured at fair value on a recurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$412,522	$—	$—	$412,522
Principal-only stripped mortgage-backed securities	—	514,601	—	514,601
Loans held for sale	—	6,342,488	556,553	6,899,041
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	42,847	42,847
Forward purchase contracts	—	879	—	879
Forward sales contracts	—	397,504	—	397,504
Swaptions	—	277,357	—	277,357
Put options on interest rate futures purchase contracts	106,313	—	—	106,313
Call options on interest rate futures purchase contracts	1,899	—	—	1,899
Total derivative assets before netting	108,212	675,740	42,847	826,799
Netting	—	—	—	(352,558)
Total derivative assets from non-affiliates	108,212	675,740	42,847	474,241
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	16,456	16,456
Forward sales contracts	—	165	—	165
Total before netting	—	165	16,456	16,621
Netting	—	—	—	(165)
Total derivative assets from PennyMac Mortgage Investment Trust	—	165	16,456	16,456
Mortgage servicing rights	—	—	11,639,077	11,639,077
Investment in PennyMac Mortgage Investment Trust	591	—	—	591
	$521,325	$7,532,994	$12,254,933	$19,956,529
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$116,358	$116,358
Forward purchase contracts	—	154,556	—	154,556
Forward sales contracts	—	4,506	—	4,506
Swaptions	—	17,236	—	17,236
Total return swap	—	901	—	901
Total derivative liabilities before netting	—	177,199	116,358	293,557
Netting	—	—	—	(89,003)
Total derivative liabilities to non-affiliates	—	177,199	116,358	204,554
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	370	370
Forward sales contracts	—	5,462	—	5,462
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	5,462	370	5,832
Netting	—	—	—	(165)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	5,462	370	5,667
Mortgage servicing liabilities	—	—	1,487	1,487
	$—	$182,661	$118,215	$211,708

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Short-term investment	$410,037	$—	$—	$410,037
Principal-only stripped mortgage-backed securities	—	722,528	—	722,528
Loans held for sale	—	8,815,699	307,711	9,123,410
Derivative assets from non-affiliates:
Interest rate lock commitments	—	—	131,536	131,536
Forward purchase contracts	—	49,499	—	49,499
Forward sales contracts	—	16,399	—	16,399
Total return swap	—	8	—	8
Put options on interest rate futures purchase contracts	22,769	—	—	22,769
Call options on interest rate futures purchase contracts	2,086	—	—	2,086
Total derivative assets before netting	24,855	65,906	131,536	222,297
Netting	—	—	—	(36,779)
Total derivative assets from non-affiliates	24,855	65,906	131,536	185,518
Derivative assets from PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	2,257	2,257
Forward sales contracts	—	142	—	142
Total before netting	—	142	2,257	2,399
Netting	—	—	—	(142)
Total derivative assets from PennyMac Mortgage Investment Trust	—	142	2,257	2,257
Mortgage servicing rights	—	—	9,598,941	9,598,941
Investment in PennyMac Mortgage Investment Trust	941	—	—	941
	$435,833	$9,604,275	$10,040,445	$20,043,632
Liabilities:
Derivative liabilities to non-affiliates:
Interest rate lock commitments	$—	$—	$4,260	$4,260
Forward purchase contracts	—	2,845	—	2,845
Forward sales contracts	—	47,692	—	47,692
Total derivative liabilities before netting	—	50,537	4,260	54,797
Netting	—	—	—	(45,238)
Total derivative liabilities to non-affiliates	—	50,537	4,260	9,559
Derivative liabilities to PennyMac Mortgage Investment Trust:
Interest rate lock commitments	—	—	4,605	4,605
Forward sales contracts	—	1,784	—	1,784
Total derivative liabilities to PennyMac Mortgage Investment Trust before netting	—	1,784	4,605	6,389
Netting	—	—	—	(142)
Total derivative liabilities to PennyMac Mortgage Investment Trust	—	1,784	4,605	6,247
Mortgage servicing liabilities	—	—	1,572	1,572
	$—	$52,321	$10,437	$17,378

As shown above, certain of the Company’s loans held for sale, interest rate lock commitments (“IRLCs”), MSRs and MSLs are measured using Level 3 fair value inputs. Following are roll forwards of assets and liabilities measured at fair value using “Level 3” inputs at either the beginning or the end of the period presented:

	Quarter ended September 30, 2026
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, June 30, 2026	$597,161	$141,208	$(2,945)	$10,586,794	$11,322,218
Purchases and issuances, net	1,934,754	98,864	(1,349)	—	2,032,269
Capitalization of interest and servicing advances	35,744	—	—	—	35,744
Sales and repayments, net	(676,521)	—	—	(4,123)	(680,644)
Mortgage servicing rights resulting from loan sales	—	—	—	395,011	395,011
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(878)	—	—	—	(878)
Other factors	24,054	(188,998)	17,451	661,395	513,902
	23,176	(188,998)	17,451	661,395	513,024
Transfers:
From Level 3 to Level 2	(1,357,085)	—	—	—	(1,357,085)
To real estate acquired in settlement of loans	(676)	—	—	—	(676)
To loans held for sale	—	(124,585)	2,929	—	(121,656)
Balance, September 30, 2026	$556,553	$(73,511)	$16,086	$11,639,077	$12,138,205
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2026	$16,102	$(73,511)	$16,086	$661,348	$620,025
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended
Liabilities	September 30, 2026
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2026	$1,522
Changes in fair value included in income	(35)
Balance, September 30, 2026	$1,487
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2026	$(35)

	Quarter ended September 30, 2025
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, June 30, 2025	$510,913	$148,638	$(6,485)	$9,531,249	$10,184,315
Purchases and issuances, net	1,643,869	292,487	(13,533)	—	1,922,823
Capitalization of interest and servicing advances	29,575	—	—	—	29,575
Sales and repayments	(618,968)	—	—	(185,409)	(804,377)
Mortgage servicing rights resulting from loan sales	—	—	—	700,326	700,326
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	40,810	—	—	—	40,810
Other factors	5,428	155,122	(11,290)	(392,224)	(242,964)
	46,238	155,122	(11,290)	(392,224)	(202,154)
Transfers:
From Level 3 to Level 2	(1,158,543)	—	—	—	(1,158,543)
To real estate acquired in settlement of loans	(183)	—	—	—	(183)
To loans held for sale	—	(469,168)	25,819	—	(443,349)
Balance, September 30, 2025	$452,901	$127,079	$(5,489)	$9,653,942	$10,228,433
Changes in fair value recognized during the quarter relating to assets still held at September 30, 2025	$26,561	$127,079	$(5,489)	$(386,363)	$(238,212)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Quarter ended September 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, June 30, 2025	$1,643
Changes in fair value included in income	(50)
Balance, September 30, 2025	$1,593
Changes in fair value recognized during the quarter relating to liabilities still outstanding at September 30, 2025	$(50)

	Nine months ended September 30, 2026
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2025	$307,711	$127,276	$(2,348)	$9,598,941	$10,031,580
Purchases and issuances, net	4,591,320	556,280	(15,577)	—	5,132,023
Capitalization of interest and servicing advances	81,695	—	—	—	81,695
Sales and repayments, net	(1,525,072)	—	—	(7,987)	(1,533,059)
Mortgage servicing rights resulting from loan sales	—	—	—	1,763,278	1,763,278
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(537)	—	—	—	(537)
Other factors	100,044	(60,078)	20,897	284,845	345,708
	99,507	(60,078)	20,897	284,845	345,171
Transfers:
From Level 3 to Level 2	(2,996,499)	—	—	—	(2,996,499)
To real estate acquired in settlement of loans	(2,109)	—	—	—	(2,109)
To loans held for sale	—	(696,989)	13,114	—	(683,875)
Balance, September 30, 2026	$556,553	$(73,511)	$16,086	$11,639,077	$12,138,205
Changes in fair value recognized during the period relating to assets still held at September 30, 2026	$14,958	$(73,511)	$16,086	$284,898	$242,431
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Nine months ended
Liabilities	September 30, 2026
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2025	$1,572
Changes in fair value included in income	(85)
Balance, September 30, 2026	$1,487
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2026	$(85)

	Nine months ended September 30, 2025
		Interest rate lock	Interest rate lock	Mortgage
	Loans held	commitments to	commitments to	servicing
Assets	for sale	non-affiliates, net (1)	PMT, net (1)	rights	Total

	(in thousands)
Balance, December 31, 2024	$434,053	$34,009	$(444)	$8,744,528	$9,212,146
Purchases and issuances, net	4,540,796	656,169	(21,685)	—	5,175,280
Capitalization of interest and servicing advances	67,522	—	—	—	67,522
Sales and repayments	(1,670,736)	—	—	(185,409)	(1,856,145)
Mortgage servicing rights resulting from loan sales	—	—	—	2,165,213	2,165,213
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	108,439	—	—	—	108,439
Other factors	19,596	350,703	(23,210)	(1,070,390)	(723,301)
	128,035	350,703	(23,210)	(1,070,390)	(614,862)
Transfers:
From Level 3 to Level 2	(3,046,586)	—	—	—	(3,046,586)
To real estate acquired in settlement of loans	(183)	—	—	—	(183)
To loans held for sale	—	(913,802)	39,850	—	(873,952)
Balance, September 30, 2025	$452,901	$127,079	$(5,489)	$9,653,942	$10,228,433
Changes in fair value recognized during the period relating to assets still held at September 30, 2025	$27,716	$127,079	$(5,489)	$(1,061,816)	$(912,510)
(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Liabilities	Nine months ended September 30, 2025
(in thousands)
Mortgage servicing liabilities:
Balance, December 31, 2024	$1,683
Changes in fair value included in income	(90)
Balance, September 30, 2025	$1,593
Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2025	$(90)

Assets and Liabilities Measured at Fair Value under the Fair Value Option

Net changes in fair values included in income for assets and liabilities carried at fair value, as a result of management’s election of the fair value option, by income statement line item, are summarized below:

	Quarter ended September 30,
	2026				2025
	Net gains on	Net			Net gains on	Net
	loans held	loan	Net		loans held	loan
	for sale at	servicing	interest		for sale at	servicing
	fair value	fees	expense	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(53,061)	$(8,847)	$(61,908)	$—	$10,412	$10,412
Loans held for sale	(108,100)	—	—	(108,100)	436,370	—	436,370
Mortgage servicing rights	—	661,395	—	661,395	—	(392,224)	(392,224)
	$(108,100)	$608,334	$(8,847)	$491,387	$436,370	$(381,812)	$54,558
Liabilities:
Mortgage servicing liabilities	$—	$35	$—	$35	$—	$50	$50

	Nine months ended September 30,
	2026				2025
	Net gains on	Net			Net gains on	Net
	loans held	loan	Net		loans held	loan
	for sale at	servicing	interest		for sale at	servicing
	fair value	fees	expense	Total	fair value	fees	Total

	(in thousands)
Assets:
Principal-only stripped mortgage-backed securities	$—	$(56,186)	$(5,320)	$(61,506)	$—	$35,738	$35,738
Loans held for sale	437,738	—	—	437,738	944,901	—	944,901
Mortgage servicing rights	—	284,845	—	284,845	—	(1,070,390)	(1,070,390)
	$437,738	$228,659	$(5,320)	$661,077	$944,901	$(1,034,652)	$(89,751)
Liabilities:
Mortgage servicing liabilities	$—	$85	$—	$85	$—	$90	$90

Following are the fair value and related principal amounts due upon maturity of loans held for sale:

	September 30, 2026			December 31, 2025
		Principal			Principal
		amount			amount
	Fair	due upon		Fair	due upon
Loans held for sale	value	maturity	Difference	value	maturity	Difference

	(in thousands)
Current through 89 days delinquent	$6,850,302	$6,932,778	$(82,476)	$9,080,781	$8,874,884	$205,897
90 days or more delinquent:
Not in foreclosure	35,436	39,267	(3,831)	32,364	35,669	(3,305)
In foreclosure	13,303	23,166	(9,863)	10,265	19,924	(9,659)
	$6,899,041	$6,995,211	$(96,170)	$9,123,410	$8,930,477	$192,933

Assets Measured at Fair Value on a Nonrecurring Basis

Following is a summary of assets that were remeasured based on fair value on a nonrecurring basis:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

	(in thousands)
Other assets:
Real estate acquired in settlement of loans	$—	$—	$21,203	$21,203
Investments in closely-held entities	—	—	22,806	22,806
	$—	$—	$44,009	$44,009

	December 31, 2025
	Level 1	Level 2	Level 3	Total

	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$8,731	$8,731

The following table summarizes the gains (losses) recognized on assets when they were remeasured based on fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Real estate acquired in settlement of loans	$(3,844)	$(1,487)	$(8,537)	$(2,898)
Investments in closely-held entities	—	—	8,506	—
	$(3,844)	$(1,487)	$(31)	$(2,898)

The Company remeasures its real estate acquired in settlement of loans (“REO”) based on fair value when it evaluates the properties for impairment. The Company evaluates its REO for impairment with reference to the property’s fair value less cost to sell. REO may be revalued after acquisition if the Company obtains greater access to the property, holds the property for an extended period, or receives indications that the property’s fair value is no longer supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

The Company carries certain of its private investments in closely-held entities at their cost basis because such entities are nonpublic and do not have readily observable fair values for their outstanding equity. Such holdings are carried at cost adjusted for impairment and observed price changes in orderly transactions for identical or similar investments. During the nine months ended September 30, 2026, one of the Company’s investees issued additional private equity that provided an indication of fair value of its shares and a portion of a warrant issued to the Company by that investee also vested. Accordingly, the Company recognized the change in fair value of its investment. Fair value was estimated using an option pricing method based on the implied valuation from the private equity issuance. Key inputs included time-to-liquidity, equity volatility, a risk-free discount rate and a discount for lack of marketability.

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

The Company estimates the fair value of the term notes and term loans included in Notes payable secured by mortgage servicing assets and the Unsecured senior notes using indications of fair value provided by non-affiliate brokers, pricing services and internal estimates of fair value. The fair value and carrying value of these liabilities are summarized below:

	September 30, 2026		December 31, 2025
	Fair value	Carrying value	Fair value	Carrying value

	(in thousands)
Term notes and term loans	$1,329,206	$1,325,951	$1,334,248	$1,326,021
Unsecured senior notes	$4,482,025	$4,839,843	$5,075,675	$4,831,742

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

With respect to “Level 3” valuations other than IRLCs, the capital markets valuation staff reports to the Company’s senior management valuation committee, which oversees the valuations. The capital markets valuation staff monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results as well as changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuations and any changes in model methods and inputs, to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s chief financial and investment officers as well as other senior members of the Company’s finance, risk management and capital markets staffs.

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

Following is a quantitative summary of key “Level 3” fair value inputs used in the valuation of loans held for sale:

	September 30, 2026	December 31, 2025
Fair value (in thousands)	$556,553	$307,711
Key inputs (1):
Discount rate:
Range	6.3% – 9.3%	5.6% – 9.3%
Weighted average	7.0%	6.3%
Twelve-month projected housing price index change:
Range	1.1% – 1.6%	0.8% – 1.3%
Weighted average	1.4%	1.0%
Voluntary prepayment/resale speed (2):
Range	6.2% – 23.9%	6.9% – 22.7%
Weighted average	18.4%	18.9%
Total prepayment/resale speed (3):
Range	6.3% – 48.3%	7.0% – 37.5%
Weighted average	19.7%	24.1%
(1)	Weighted average inputs are based on the fair values of the “Level 3” fair value loans.
(2)	Voluntary prepayment/resale speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(3)	Total prepayment/resale speed is measured using life total CPR, which includes both voluntary and involuntary prepayment/resale speeds.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2026	December 31, 2025
Fair value (in thousands) (1)	$(57,425)	$127,276
Committed amount (in thousands)	$9,361,092	$13,474,638
Key inputs (2):
Pull-through rate:
Range	7.9% – 100%	14.1% – 100%
Weighted average	82.7%	81.0%
Mortgage servicing rights fair value expressed as:
Servicing fee multiple:
Range	0.0 – 8.2	1.0 – 8.7
Weighted average	5.1	5.4
Percentage of loan commitment amount:
Range	0.0% – 4.6%	0.3% – 4.6%
Weighted average	1.8%	2.2%
(1)	Amounts include IRLCs with non-affiliates and with PMT. For purpose of this table, IRLC asset and liability positions are shown net.
(2)	Weighted average inputs are based on the committed amounts.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. Beginning in the third quarter of 2025, the Company enhanced the discounted cash flow approach used to estimate the period-end fair value of its MSRs with the adoption of an Option-Adjusted Spread (“OAS”) model. The OAS model allows the Company to account for the likelihood of interest rates moving along different paths as economic conditions change in its assessment of the fair value of MSRs as opposed to a single assumed rate path.

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

Following are the key inputs used in determining the fair value of MSRs received by the Company when it retains the obligation to service the mortgage loans it sells:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(Amount recognized and unpaid principal balance of underlying loans in thousands)
MSR and underlying loan characteristics:
Amount recognized	$395,011	$700,326	$1,763,278	$2,165,213
Unpaid principal balance	$22,881,262	$33,438,395	$88,438,687	$95,800,375
Weighted average servicing fee rate (in basis points)	32	39	37	42
Key inputs (1):
Annual total prepayment speed (2):
Range	6.0% – 15.0%	6.7% – 16.0%	5.9% – 16.0%	6.6% – 16.0%
Weighted average	7.9%	9.2%	8.0%	8.8%
Equivalent average life (in years):
Range	3.8 – 10.7	3.7 – 10.1	3.6 – 10.7	3.7 – 10.2
Weighted average	9.2	8.4	9.1	8.6
Pricing spread (3):
Range	4.5% – 12.6%	4.9% – 12.6%	4.5% – 12.6%	4.9% – 12.6%
Weighted average	5.8%	5.5%	5.7%	5.5%
Per-loan annual cost of servicing:
Range	$70 – $128	$69 – $127	$70 – $128	$69 – $127
Weighted average	$105	$98	$102	$99
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to a derived United States Treasury Securities (“Treasury”) yield curve for purposes of discounting cash flows relating to its initial recognition of MSRs.

Following is a quantitative summary of key inputs used in the valuation of the Company’s MSRs at period end and the effect on the fair value from adverse changes in those inputs:

	September 30, 2026	December 31, 2025

	(Fair value, unpaid principal balance of underlying
	loans and effect on fair value amounts in thousands)
Fair value	$ 11,639,077	$ 9,598,941
Underlying loan characteristics:
Unpaid principal balance	$ 496,424,490	$ 462,020,147
Weighted average note interest rate	5.1%	4.7%
Weighted average servicing fee rate (in basis points)	39	39
Key inputs (1):
Annual total prepayment speed (2):
Range	4.4% – 24.1%	6.0% – 22.7%
Weighted average	6.7%	9.0%
Equivalent average life (in years):
Range	2.6 – 10.7	2.5 – 9.0
Weighted average	9.6	8.0
Effect on fair value of (3):
5% adverse change	($118,890)	($168,856)
10% adverse change	($238,696)	($331,359)
20% adverse change	($478,300)	($638,689)
Option-adjusted spread (4):
Range	2.3% – 13.1%	2.6% – 13.2%
Weighted average	4.2%	4.7%
Effect on fair value of (3):
5% adverse change	($89,281)	($95,530)
10% adverse change	($179,859)	($189,008)
20% adverse change	($360,732)	($370,059)
Per-loan annual cost of servicing:
Range	$70 – $128	$70 – $127
Weighted average	$108	$106
Effect on fair value of (3):
5% adverse change	($58,729)	($50,531)
10% adverse change	($117,459)	($101,061)
20% adverse change	($234,917)	($202,122)
(1)	Weighted average inputs are based on the UPB of the underlying loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	These sensitivity analyses are limited in that they were performed as of a particular date; only contemplate the movements in the indicated inputs; do not incorporate changes to other inputs; are subject to the accuracy of the models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made to account for changing circumstances. For these reasons, these analyses should not be viewed as projections of the effect of shock events or as earnings forecasts.
(4)	The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to period-end MSRs.

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

Following are the key inputs used in estimating the fair value of MSLs:

	September 30,	December 31,
	2026	2025
Fair value (in thousands)	$1,487	$1,572
Underlying loan characteristics:
Unpaid principal balance of underlying loans (in thousands)	$13,838	$15,298
Servicing fee rate (in basis points)	25	25
Key inputs (1):
Annual total prepayment speed (2)	13.6%	14.2%
Equivalent average life (in years)	5.6	5.5
Option-adjusted spread (3)	9.4%	9.1%
Per-loan annual cost of servicing	$768	$853
(1)	Weighted average inputs are based on UPB of the underlying mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR, which includes both voluntary and involuntary prepayments. Equivalent average life is provided as supplementary information.
(3)	The OAS is a margin that is applied to a reference interest rate’s projected curve to develop periodic discount rates. The Company applies an OAS to multiple simulated paths of a derived Treasury yield curve for purposes of discounting cash flows relating to MSLs.

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

Note 8— Principal-Only Stripped Mortgage-Backed Securities

Following is a summary of activity in the Company’s investment in principal-only stripped MBS:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Balance at beginning of period	$609,103	$784,958	$722,528	$825,865
Repayments	(32,594)	(34,991)	(146,421)	(119,258)
Changes in fair value included in income arising from:
Accrual of purchase discounts	(8,847)	13,642	(5,320)	31,676
Valuation adjustments	(53,061)	10,412	(56,186)	35,738
	(61,908)	24,054	(61,506)	67,414
Balance at end of period	$514,601	$774,021	$514,601	$774,021

Following is a summary of the Company’s investment in principal-only stripped MBS:

	September 30,	December 31,
	2026	2025

	(in thousands)
Principal balance	$721,929	$868,350
Unearned discount	(156,703)	(151,382)
Cumulative valuation change	(50,625)	5,560
Fair value	$514,601	$722,528
Fair value of principal-only stripped mortgage-backed securities pledged to secure Assets sold under agreements to repurchase	$514,601	$722,528

All of the Company’s principal-only stripped MBS have remaining contractual maturities of over ten years.

Note 9—Loans Held for Sale at Fair Value

Following is a summary of loans held for sale at fair value:

	September 30,	December 31,
Mortgage type	2026	2025

	(in thousands)
Conventional conforming	$2,912,483	$2,972,372
Government-insured or guaranteed	2,451,802	5,140,921
Jumbo	685,817	699,309
Non-qualified	292,386	3,097
Closed-end second lien	309,471	156,003
Purchased from Ginnie Mae securities serviced by the Company	213,877	127,920
Repurchased pursuant to representations and warranties	33,205	23,788
	$6,899,041	$9,123,410
Fair value of loans pledged to secure:
Assets sold under agreements to repurchase	$6,099,761	$8,245,256
Mortgage loan participation purchase and sale agreements	707,070	738,247
	$6,806,831	$8,983,503

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative financial instruments recorded on its consolidated balance sheets:

	September 30, 2026			December 31, 2025
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Derivative instrument	amounts (1)	assets	liabilities	amount (1)	assets	liabilities

	(in thousands)
Non-affiliates:
Not subject to master netting arrangements:
Interest rate lock commitments	9,361,092	$42,847	$116,358	13,474,638	$131,536	$4,260

Subject to master netting arrangements (2):
Forward purchase contracts	10,253,488	879	154,556	14,311,234	49,499	2,845
Forward sales contracts	16,369,461	397,504	4,506	22,291,811	16,399	47,692
Put options on interest rate futures purchase contracts	4,050,000	106,313	—	12,625,000	22,769	—
Call options on interest rate futures purchase contracts	4,050,000	1,899	—	7,750,000	2,086	—
Swaptions	9,000,000	277,357	17,236	—	—	—
Total return swap	39,998	—	901	39,998	8	—
Treasury futures purchase contracts	18,577,500	—	—	11,841,400	—	—
Treasury futures sale contracts	19,002,500	—	—	8,607,100	—	—
Total derivatives before netting		826,799	293,557		222,297	54,797
Netting		(352,558)	(89,003)		(36,779)	(45,238)
		$474,241	$204,554		$185,518	$9,559
PennyMac Mortgage Investment Trust:
Not subject to master netting arrangements:
Interest rate lock commitments	883,146	16,456	370	1,207,859	2,257	4,605

Subject to master netting arrangements (2):
Forward sales contracts	311,414	165	5,462	250,638	142	1,784
Total derivatives before netting		16,621	5,832		2,399	6,389
Netting		(165)	(165)		(142)	(142)
		$16,456	$5,667		$2,257	$6,247
Deposits (received from) placed with derivative counterparties included in the derivative balances above, net		$(263,555)			$8,459
(1)	Notional amounts provide an indication of the volume of the Company’s derivative activity.
(2)	All derivatives subject to master netting agreements are interest rate derivatives that are used as economic hedges.

Derivative Assets, Financial Instruments, and Cash Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for setoff accounting.

	September 30, 2026				December 31, 2025
		Gross amount not				Gross amount not
		offset in the				offset in the
		consolidated				consolidated
	Net amount	balance sheet			Net amount	balance sheet
	of assets in the		Cash		of assets in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$42,847	$—	$—	$42,847	$131,536	$—	$—	$131,536
Morgan Stanley Bank, N.A.	125,507	—	—	125,507	10,673	—	—	10,673
RJ O' Brien	108,211	—	—	108,211	24,855	—	—	24,855
Bank of America, N.A.	92,392	—	—	92,392	—	—	—	—
Metro Life Insurance Co.	23,099	—	—	23,099	—	—	—	—
Citibank, N.A.	18,835	—	—	18,835	638	—	—	638
JPMorgan Chase Bank, N.A.	15,235	—	—	15,235	933	—	—	933
Goldman Sachs	8,923	—	—	8,923	1,769	—	—	1,769
Santander US Capital Markets LLC	6,317	—	—	6,317	1,723	—	—	1,723
Athene Annuity & Life Assurance Company	6,074	—	—	6,074	—	—	—	—
Ares Management Corporation	5,791	—	—	5,791	—	—	—	—
Federal National Mortgage Association	3,864	—	—	3,864	—	—	—	—
Barclays Capital	—	—	—	—	3,919	—	—	3,919
Bank of Montreal	—	—	—	—	2,676	—	—	2,676
Others	17,146	—	—	17,146	6,796	—	—	6,796
	$474,241	$—	$—	$474,241	$185,518	$—	$—	$185,518
PennyMac Mortgage Investment Trust	$16,456	$—	$—	$16,456	$2,257	$—	$—	$2,257

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

	September 30, 2026				December 31, 2025
		Gross amounts				Gross amounts
		not offset in the				not offset in the
	Net amount	consolidated			Net amount	consolidated
	of liabilities	balance sheet			of liabilities	balance sheet
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
Counterparty	balance sheet	instruments (1)	pledged	amount	balance sheet	instruments (1)	pledged	amount

	(in thousands)
Non-affiliates:
Interest rate lock commitments	$116,358	$—	$—	$116,358	$4,260	$—	$—	$4,260
Bank of America, N.A.	1,787,523	(1,787,523)	—	—	1,121,585	(1,120,457)	—	1,128
Atlas Securitized Products, L.P.	1,648,038	(1,648,038)	—	—	3,151,222	(3,151,222)	—	—
Nomura Corporate Funding Americas	623,938	(623,938)	—	—	596,608	(596,608)	—	—
Royal Bank of Canada	602,911	(602,911)	—	—	534,163	(534,163)	—	—
Wells Fargo Bank, N.A.	524,116	(523,773)	—	343	650,094	(650,094)	—	—
JPMorgan Chase Bank, N.A.	518,198	(518,198)	—	—	767,903	(767,903)	—	—
Barclays Capital	510,505	(486,820)	—	23,685	229,055	(229,055)	—	—
Goldman Sachs	481,931	(481,931)	—	—	168,428	(168,428)	—	—
BNP Paribas	409,794	(406,169)	—	3,625	342,500	(342,500)	—	—
Citibank, N.A.	336,917	(336,917)	—	—	444,851	(444,851)	—	—
Mizuho Bank, Ltd.	320,762	(317,004)	—	3,758	149,588	(149,588)	—	—
Morgan Stanley Bank, N.A.	199,249	(199,249)	—	—	407,678	(407,678)	—	—
Santander US Capital Markets LLC	165,483	(165,483)	—	—	238,668	(238,668)	—	—
Bank of New York Mellon	52,967	—	—	52,967	—	—	—	—
Others	3,818	—	—	3,818	4,171	—	—	4,171
	$8,302,508	$(8,097,954)	$—	$204,554	$8,810,774	$(8,801,215)	$—	$9,559
PennyMac Mortgage Investment Trust	$5,667	$—	$—	$5,667	$6,247	$—	$—	$6,247
(1)	Amounts represent the UPB of Assets sold under agreements to repurchase.

Following are the gains (losses) recognized by the Company on derivative financial instruments and the consolidated statement of income lines where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Consolidated statement of income line	2026	2025	2026	2025

		(in thousands)
Interest rate lock commitments	Net gains on loans held for sale at fair value (1)	$(195,688)	$(20,563)	$(182,353)	$88,025
Hedged item:
Interest rate lock commitments and loans held for sale	Net gains on loans held for sale at fair value	$496,403	$(121,130)	$538,863	$(295,029)
Mortgage servicing rights	Net loan servicing fees–Owned servicing–Mortgage servicing rights hedging results	$(894,611)	$87,894	$(1,284,354)	$60,240
(1)	Represents net change in fair value of IRLCs from the beginning to the end of the period. Amounts recognized at the date of commitment and fair value changes recognized during the period until purchase of the underlying loans or the cancellation of the commitment are shown in the rollforward of IRLCs for the period in Note 7 – Fair Value – Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Note 11—Mortgage Servicing Rights and Mortgage Servicing Liabilities

Mortgage Servicing Rights at Fair Value

The activity in MSRs is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$10,586,794	$9,531,249	$9,598,941	$8,744,528
Additions (deductions):
MSRs resulting from loan sales	395,011	700,326	1,763,278	2,165,213
(Sales) sale adjustments to:
Non-affiliates	—	(183,514)	6,428	(183,514)
PennyMac Mortgage Investment Trust	(4,123)	(1,895)	(14,415)	(1,895)
	390,888	514,917	1,755,291	1,979,804
Change in fair value due to:
Changes in inputs used in valuation model (1)	936,131	(102,519)	1,237,459	(292,058)
Other changes in fair value (2)	(274,736)	(289,705)	(952,614)	(778,332)
Total change in fair value	661,395	(392,224)	284,845	(1,070,390)
Balance at end of period	$11,639,077	$9,653,942	$11,639,077	$9,653,942
Unpaid principal balance of underlying loans at end of period			$496,424,490	$470,281,735

			September 30,	December 31,
			2026	2025

			(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets			$11,285,223	$9,367,851
(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing inputs.
(2)	Represents changes due to realization of cash flows.

Mortgage Servicing Liabilities at Fair Value

The activity in MSLs is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$1,522	$1,643	$1,572	$1,683
Changes in fair value due to:
Changes in inputs used in valuation model (1)	(18)	(24)	(26)	2
Other changes in fair value (2)	(17)	(26)	(59)	(92)
Total change in fair value	(35)	(50)	(85)	(90)
Balance at end of period	$1,487	$1,593	$1,487	$1,593
Unpaid principal balance of underlying loans at end of period			$13,838	$17,457

(1)	Principally reflects changes in annual total prepayment speed, OAS or pricing spread and per loan annual cost of servicing.

(2)	Represents changes due to realization of cash flows.

Contractual servicing fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Owned servicing—Loan servicing fees on the Company’s consolidated statements of income; other fees relating to MSRs and MSLs are recorded in Net loan servicing fees—Owned servicing—Other fees on the Company’s consolidated statements of income. Such amounts are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Contractual servicing fees	$479,141	$460,359	$1,419,282	$1,313,563
Other fees:
Late charges	20,783	21,477	61,623	61,383
Other	3,360	4,503	11,508	12,042
	$503,284	$486,339	$1,492,413	$1,386,988

Note 12—Other Assets

Other assets are summarized below:

	September 30,	December 31,
	2026	2025

	(in thousands)
Margin deposits	$231,861	$407,978
Capitalized software, net	110,991	108,145
Operating lease right-of-use assets	81,254	61,757
Servicing fees receivable, net	55,721	48,279
Other servicing receivables	80,533	36,296
Real estate acquired in settlement of loans	48,076	37,675
Prepaid expenses	47,737	50,062
Interest receivable	47,183	40,173
Margin deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	29,484	10,393
Furniture, fixtures, equipment and building improvements, net	22,389	17,789
Other	116,791	208,366
	$872,020	$1,026,913
Margin deposits securing Assets sold under agreements to repurchase and Notes payable secured by mortgage servicing assets	$29,484	$10,393

Note 13—Leases

The Company has operating lease agreements relating to its facilities. The Company’s operating lease agreements have remaining terms ranging from less than one year to eight years. Some of the operating lease agreements include options to extend the term for up to five years. None of the Company’s operating lease agreements require the Company to make variable lease payments.

The Company’s lease agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Lease expense:
Operating leases	$5,726	$4,142	$16,625	$12,177
Short-term leases	108	114	333	262
Sublease income	(377)	(377)	(1,132)	(1,132)
Net lease expense included in Occupancy and equipment expense	$5,457	$3,879	$15,826	$11,307

Other information:
Payments for operating leases	$5,388	$4,918	$15,706	$15,330
Operating lease right-of-use assets recognized	$343	$12,413	$32,561	$13,622
Period end weighted averages:
Remaining lease term (in years)			6.0	4.8
Discount rate			5.5%	4.8%

Lease payment obligations attributable to the Company’s operating lease liabilities are summarized below:

Twelve months ended September 30,	Operating leases
(in thousands)
2027	$5,190
2028	17,165
2029	18,030
2030	19,537
2031	21,501
Thereafter	35,287
Total lease payments	116,710
Less imputed interest	(18,772)
Operating lease liability included in Accounts payable and accrued expenses	$97,938

Note 14—Short-Term Debt

The borrowing facilities described throughout these Notes 14 and 15 contain various covenants, including financial covenants governing the Company’s net worth, debt-to-equity ratio and liquidity. Management believes that the Company was in compliance with these covenants as of September 30, 2026.

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

Assets sold under agreements to repurchase are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance of assets sold under agreements to repurchase	$8,416,243	$7,719,152	$8,590,463	$7,010,169
Weighted average interest rate (1)	5.50%	5.95%	5.41%	5.97%
Total interest expense	$123,021	$121,170	$365,109	$328,084
Maximum daily amount outstanding	$9,249,224	$8,926,829	$10,648,718	$8,926,829
(1)	Excludes the effect of amortization of debt issuance costs and non-utilization fees of $6.3 million and $5.3 million for the quarters ended September 30, 2026 and 2025, respectively, and $17.8 million and $15.3 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$8,097,954	$8,801,215
Unamortized debt issuance costs	(9,465)	(7,213)
	$8,088,489	$8,794,002
Weighted average interest rate	5.56%	5.18%
Available borrowing capacity (1):
Committed	$677,951	$1,486,344
Uncommitted	7,670,995	3,367,758
	$8,348,946	$4,854,102
Assets securing repurchase agreements:
Principal-only stripped mortgage-backed securities	$514,601	$722,528
Loans held for sale	$6,099,761	$8,245,256
Servicing advances (2)	$403,929	$406,825
Mortgage servicing rights (2)	$10,783,414	$7,968,105
Margin deposits (2)	$29,484	$10,393
(1)	The amount of available borrowing capacity the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.
(2)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets collectively serve as the collateral securing the servicing asset financing facilities that are included in Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The term notes and term loans are described in Note 15–Long-Term Debt - Notes payable secured by mortgage servicing assets.

Maturities

Following is a summary of maturities of outstanding advances under asset repurchase agreements by maturity date:

Remaining maturity at September 30, 2026 (1)	Unpaid principal balance
(dollars in thousands)
Within 30 days	$2,242,132
Over 30 to 90 days	3,719,746
Over 90 to 180 days	664,572
Over 180 days to one year	575,735
Over one year to two years	895,769
Total assets sold under agreements to repurchase	$8,097,954
Weighted average maturity (in months)	3.8
(1)	The Company is subject to margin calls during the periods the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair values (as determined by the applicable lender) of the assets securing those agreements decrease.

Amounts at Risk

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by asset type and counterparty below as of September 30, 2026:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,879,231	August 9, 2027	August 9, 2027
Barclays Bank PLC (2)	$1,129,783	January 27, 2027	September 20, 2027
Bank of America, N.A.	$151,729	November 22, 2026	June 7, 2028
Atlas Securitized Products, L.P.	$66,635	February 14, 2027	December 10, 2027
JP Morgan Chase Bank, N.A. (2)	$53,587	November 30, 2026	June 25, 2028
Royal Bank of Canada	$26,411	October 24, 2026	August 10, 2027
Nomura Corporate Funding Americas	$25,862	October 21, 2026	August 4, 2027
Mizuho Bank, Ltd.	$24,758	December 30, 2026	August 13, 2027
BNP Paribas	$13,174	December 4, 2026	September 30, 2027
Goldman Sachs Bank USA	$12,992	December 11, 2026	March 15, 2028
Citibank, N.A.	$12,331	October 31, 2026	August 3, 2027
Morgan Stanley Bank, N.A.	$11,378	December 6, 2026	June 29, 2028
Wells Fargo Bank, N.A.	$9,692	November 19, 2026	May 19, 2028
(1)	The amount at risk includes the beneficial interests in Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposit assets pledged to serve as the collateral securing servicing asset facilities that issue Assets sold under agreements to repurchase and the term notes and term loans included in Notes payable secured by mortgage servicing assets. The facilities mature on various dates through August 11, 2028. The facility maturity date shown in this table represents the weighted average of those dates.

(2)	The facility maturity dates are shown as weighted averages.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$1,511	January 5, 2027
JP Morgan Chase Bank, N.A.	$13,018	October 8, 2026
Wells Fargo Bank, N.A.	$9,901	October 23, 2026
Santander US Capital Markets LLC	$7,485	October 16, 2026

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

The mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance	$278,702	$284,778	$297,537	$276,645
Weighted average interest rate (1)	5.07%	5.62%	5.00%	5.64%
Total interest expense	$3,793	$4,267	$11,834	$12,239
Maximum daily amount outstanding	$696,390	$701,233	$699,793	$701,233
(1)	Excludes the effect of amortization of debt issuance costs totaling $234,000 for the quarters ended September 30, 2026 and 2025, and $703,000 and $578,000 for the nine months ended September 30, 2026 and 2025, respectively.

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$678,580	$697,087
Unamortized debt issuance costs	(703)	(469)
	$677,877	$696,618
Weighted average interest rate	5.16%	4.94%
Fair value of loans pledged to secure mortgage loan participation purchase and sale agreements	$707,070	$738,247

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

Following is a summary of the issued and outstanding Term Notes and Term Loans:

			Maturity date
Issuance date	Principal balance	Annual interest rate spread (1)	Stated	Optional extension (2)
	(in thousands)
Term Notes:
February 29, 2024	$125,000	3.20%	March 26, 2029	March 25, 2031
August 14, 2025	300,000	2.45%	August 26, 2030	August 25, 2032
May 27, 2026	300,000	2.25%	May 27, 2031	May 25, 2033
Term Loans:
February 28, 2023	480,000	3.00%	February 25, 2028	February 25, 2029
October 25, 2023	125,000	3.00%	October 25, 2028
	$1,330,000
(1)	Interest is charged at a rate of SOFR plus a spread.
(2)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes or Term Loans as specified in the respective agreements.

Freddie Mac MSR Notes Payable

The Company has note payable facilities that are secured by Freddie Mac MSRs. Interest is charged at a rate of SOFR plus a spread that is specified in the agreements. The facilities expire on various dates through August 12, 2028. The maximum amount that the Company may borrow under the notes payable is $950 million, all of which is committed, and may be reduced by other debt outstanding with the lender.

Notes payable secured by mortgage servicing assets are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance	$1,460,924	$1,393,315	$1,406,630	$1,649,964
Weighted average interest rate (1)	6.53%	7.45%	6.62%	7.72%
Total interest expense	$24,341	$26,417	$71,296	$98,738
(1)	Excludes the effect of amortization of debt issuance costs totaling $288,000 and $249,000 for the quarters ended September 30, 2026 and 2025, respectively, and $1.6 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance:
Term Notes and Term Loans	$1,330,000	$1,330,000
Freddie Mac MSR notes payable	315,000	—
	1,645,000	1,330,000
Unamortized debt issuance costs	(4,049)	(3,979)
	$1,640,951	$1,326,021
Weighted average interest rate	6.56%	6.69%
Assets pledged to secure notes payable (1):
Servicing advances	$403,929	$406,825
Mortgage servicing rights	$9,939,518	$9,367,851
Margin deposits	$15,763	$10,393
(1)	Beneficial interests in the Ginnie Mae MSRs, Fannie Mae MSRs, servicing advances and margin deposits collectively serve as the collateral securing servicing asset facilities that issue the VFNs that are financed as Assets sold under agreements to repurchase and the Term Notes and Term Loans included in Notes payable secured by mortgage servicing assets.

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

Following is a summary of the Company’s outstanding Unsecured Notes:

Issuance date	Principal balance	Note interest rate	Maturity date	Optional redemption date (1)
	(in thousands)	(annual)
February 11, 2021	$650,000	4.25%	February 15, 2029	February 15, 2024
September 16, 2021	500,000	5.75%	September 15, 2031	September 15, 2026
December 11, 2023	750,000	7.875%	December 15, 2029	December 15, 2026
May 23, 2024	650,000	7.125%	November 15, 2030	November 15, 2026
February 6, 2025	850,000	6.875%	February 15, 2033	February 15, 2028
May 1, 2025	850,000	6.875%	May 15, 2032	May 15, 2028
August 7, 2025	650,000	6.750%	February 15, 2034	August 15, 2028
	$4,900,000
(1)	Before the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at a price equal to 100% of the principal amount, plus accrued and unpaid interest and a make-whole premium or the Company may redeem up to 40% of the Unsecured Notes for that issuance with an amount equal to or less than the net proceeds from certain equity offerings at the redemption price set forth in the indenture, plus accrued and unpaid interest. On or after the optional redemption date, the Company may redeem some or all of the Unsecured Notes for that issuance at the redemption prices set forth in the indenture, plus accrued interest.

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands)
Average balance	$4,900,000	$4,603,261	$4,900,000	$4,173,443
Weighted average interest rate (1)	6.58%	6.56%	6.58%	6.42%
Total interest expense	$83,371	$78,014	$249,975	$208,308
(1)	Excludes the effect of amortization of debt issuance costs of $2.7 million and $2.5 million for the quarters ended September 30, 2026 and 2025, respectively, and $8.1 million and $7.4 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30,	December 31,
	2026	2025

	(dollars in thousands)
Carrying value:
Unpaid principal balance	$4,900,000	$4,900,000
Unamortized debt issuance costs and premiums, net	(60,157)	(68,258)
	$4,839,843	$4,831,742
Weighted average interest rate	6.58%	6.58%

Maturities of Long-Term Debt

Maturities of long-term debt (based on stated maturity dates) are as follows:

	Twelve months ended September 30,
	2027	2028	2029	2030	2031	Thereafter	Total

	(in thousands)
Notes payable secured by mortgage servicing assets (1)	$315,000	$480,000	$250,000	$300,000	$300,000	$—	$1,645,000
Unsecured senior notes	—	—	650,000	750,000	1,150,000	2,350,000	4,900,000
Total	$315,000	$480,000	$900,000	$1,050,000	$1,450,000	$2,350,000	$6,545,000
(1)	The Term Notes and Term Loans’ indentures provide the Company with the option to extend the maturity of certain of the Term Notes and Term Loans as specified in the respective agreements.

Note 16—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Balance at beginning of period	$37,291	$31,763	$34,894	$29,129
Provision for losses:
Resulting from sales of loans	5,449	4,719	15,724	12,320
Resulting from change in estimate	(3,534)	(2,365)	(10,186)	(6,000)
Losses incurred	(895)	(1,053)	(2,121)	(2,385)
Balance at end of period	$38,311	$33,064	$38,311	$33,064
Unpaid principal balance of loans subject to representations and warranties at end of period			$531,948,204	$472,890,874

Note 17—Income Taxes

The Company’s effective income tax rates were 32.7% and 23.2% for the quarters ended September 30, 2026 and 2025, respectively, and 25.8% and 5.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rates for the quarter ended September 30, 2026 compared to the same quarter in 2025, results from a lower tax deduction recognized for stock option exercises compared to the prior period along with a decrease in pre-tax book income that magnified the impact of the Company's recurring permanent tax adjustments. The increase for the nine months ended September 30, 2026, compared to the same period in 2025 is primarily due to the non-recurrence of a $81.6 million net income tax benefit recognized in the prior period, due to the repricing of deferred tax liabilities resulting from changes to California’s apportionment rules enacted into law in June 2025 requiring the Company to apportion income to California using a single sales factor instead of a factor equally weighted among property, payroll and sales.

Note 18—Commitments and Contingencies

Commitments to Purchase and Fund Mortgage Loans

The Company’s commitments to purchase and fund loans totaled $9.4 billion as of September 30, 2026.

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

Litigation

On April 9, 2025, Clayton Bradley Williams, III filed a putative class action complaint (the “Williams Complaint”) against PLS, a wholly-owned indirect subsidiary of the Company, in the United States District Court for the Middle District of North Carolina (the “North Carolina Federal Court”), captioned Clayton Bradley Williams, III v. PennyMac Loan Services, LLC, Civil Action No. 1:24-cv-00276. The Williams Complaint alleges that PLS or its agents improperly charged borrowers fees of up to $6.75 for mortgage payments made through an automated clearing house system (“Pay-to-Pay Fees”). The Williams Complaint further alleges that these fees were not authorized by the borrowers’ mortgage agreements and therefore violate the North Carolina Debt Collection Act (“NCDCA”) and the North Carolina Unfair and Deceptive Trade Practices Act (“NCUDTPA”).

The plaintiff seeks to represent a class of all persons who have a residential mortgage loan secured by property in North Carolina, serviced or subserviced by PLS, and who paid a Pay-to-Pay Fee to PLS or its agents when making a mortgage payment by debit card during the applicable statute of limitations period. The plaintiff seeks actual damages, statutory civil penalties under the NCDCA of between $500 and $4,000 per violation, treble damages under the NCUDTPA, and attorneys’ fees and costs. On December 1, 2025, the North Carolina Federal Court denied PLS’s motion to dismiss, and the matter is currently in discovery.

No assurance can be given as to the ultimate outcome of this matter or the amount of any loss PLS may incur, and any such amount could be material. PLS believes it has meritorious defenses to the plaintiff’s claims and intends to defend this matter vigorously. PLS cannot reasonably estimate the possible loss or range of loss primarily because the matter involves complex factual and legal issues, damages are uncertain, and the proceeding is at a preliminary stage, with no class certified and discovery ongoing.

Note 19—Stockholders’ Equity

The Company’s stock repurchase program provides for the repurchase of up to $2 billion of its common stock, before transaction costs and excise tax.

Following is a summary of activity under the stock repurchase program:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2026	2025	2026	2025	total (1)

	(in thousands)
Shares of common stock repurchased	—	50	560	50	34,674
Cost of shares of common stock repurchased	$—	$4,739	$50,011	$4,739	$1,842,948
(1)	Amounts represent the total shares of common stock repurchased under the stock repurchase program from inception through September 30, 2026. Cumulative total cost of shares of common stock repurchased includes $549,000 of transaction costs as of September 30, 2026.

Note 20—Net Gains on Loans Held for Sale

Net gains on loans held for sale at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(376,603)	$(258,450)	$(1,195,645)	$(1,107,970)
Hedging activities	19,345	(26,139)	93,763	(442,610)
	(357,258)	(284,589)	(1,101,882)	(1,550,580)
Non-cash gains:
Mortgage servicing rights resulting from loan sales	395,011	700,326	1,763,278	2,165,213
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(5,449)	(4,719)	(15,724)	(12,320)
Reductions in liability due to changes in estimate	3,534	2,365	10,186	6,000
Changes in fair values of loans and derivatives held at end of period:
Interest rate lock commitments	(195,688)	(20,563)	(182,353)	88,025
Loans	(124,415)	(828)	(122,354)	(103,135)
Hedging derivatives	477,058	(94,991)	445,100	147,581
	192,793	297,001	796,251	740,784
From PennyMac Mortgage Investment Trust (1)	(2,566)	17,454	19,280	29,367
	$190,227	$314,455	$815,531	$770,151
(1)	The terms of loan sales to PMT are described in Note 5–Related Party Transactions–PennyMac Mortgage Investment Trust–Operating Activities.

Note 21—Net Interest Expense

Net interest expense is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Interest income:
Cash and short-term investments	$10,385	$11,698	$30,947	$32,624
Principal-only stripped mortgage-backed securities	(8,663)	13,881	(4,734)	32,424
Loans held for sale	111,420	113,039	345,424	306,158
Placement fees relating to custodial funds	96,822	109,706	288,019	287,476
Other	457	429	1,396	1,871
	210,421	248,753	661,052	660,553
Interest expense:
Assets sold under agreements to repurchase	123,021	121,170	365,109	328,084
Mortgage loan participation purchase and sale agreements	3,793	4,267	11,834	12,239
Notes payable secured by mortgage servicing assets	24,341	26,417	71,296	98,738
Unsecured senior notes	83,371	78,014	249,975	208,308
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,506	14,855	64,001	38,687
Interest on mortgage loan impound deposits	3,680	4,370	9,103	9,214
Other	1,190	807	3,016	2,289
	253,902	249,900	774,334	697,559
	$(43,481)	$(1,147)	$(113,282)	$(37,006)

Note 22—Stock-based Compensation

Following is a summary of the stock-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Grants:
Units:
Time-based restricted share units ("RSUs")	26	1	269	261
Performance-based RSUs	—	—	260	185
Stock options	—	—	270	187
Grant date fair value:
Time-based RSUs	$2,125	$145	$24,303	$26,629
Performance-based RSUs	—	—	23,681	18,788
Stock options	—	—	10,591	8,138
Total	$2,125	$145	$58,575	$53,555
Vesting and exercise:
Time-based RSUs vested	1	2	179	189
Performance-based RSUs vested	—	—	98	—
Stock options exercised	5	250	245	388
Stock-based compensation expense	$6,445	$9,929	$13,356	$28,531

Note 23—Disaggregation of Certain Expense Captions

Following are the disaggregation of certain expense captions:

	Quarter ended September 30,		Nine months ended September 30,
Expense line	2026	2025	2026	2025

	(in thousands)
Technology
Amortization of capitalized software	$12,464	$11,220	$36,771	$36,014
Impairment of capitalized software	41	4,333	1,576	4,333
Other (1)	39,995	29,219	104,727	86,879
Total technology expense	$52,500	$44,772	$143,074	$127,226

Occupancy and equipment
Depreciation	$1,454	$1,736	$5,079	$5,569
Operating lease cost	5,349	3,765	15,493	11,045
Short-term lease cost	108	114	333	262
Other (2)	3,519	2,989	10,214	8,489
Total occupancy and equipment expense	$10,430	$8,604	$31,119	$25,365
(1)	Other technology expenses primarily consist of software licensing and maintenance and data center expenses.

(2)	Other occupancy and equipment expenses primarily consist of common area maintenance charges, repair and security expenses.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income	$28,654	$181,503	$132,702	$394,246

Weighted average shares of common stock outstanding	51,953	51,730	52,005	51,635
Effect of dilutive securities - shares issuable under stock-based compensation plan	1,181	2,149	1,419	2,099
Weighted average diluted shares of common stock outstanding	53,134	53,879	53,424	53,734
Basic earnings per share	$0.55	$3.51	$2.55	$7.64
Diluted earnings per share	$0.54	$3.37	$2.48	$7.34

Calculations of diluted earnings per share require certain potentially dilutive shares to be excluded when their inclusion in the diluted earnings per share calculation would be anti-dilutive. The following table summarizes the weighted-average number of anti-dilutive outstanding RSUs and stock options excluded from the calculation of diluted earnings per share:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands except for weighted average exercise price)
Time-based RSUs	94	—	136	67
Performance-based RSUs (1)	263	200	222	171
Stock options (2)	641	177	451	181
Total anti-dilutive RSUs and stock options	998	377	809	419
Weighted average exercise price of anti-dilutive stock options (2)	$93.26	$101.76	$96.29	$99.50
(1)	Certain performance-based RSUs were outstanding but not included in the computation of earnings per share because the performance thresholds included in such RSUs have not been achieved.
(2)	Certain stock options were outstanding but not included in the computation of diluted earnings per share because the combination of the weighted-average exercise prices and average unamortized stock compensation cost exceeded the average market price of the Company’s common stock for the period.

Note 25—Regulatory Capital and Liquidity Requirements

The Company, through PLS, is required to maintain specified levels of capital and liquidity to remain a seller/servicer in good standing with the Agencies. Such capital and liquidity requirements generally are tied to the size of PLS’s loan servicing portfolio and loan origination volume.

The Agencies’ capital and liquidity levels and requirements, the calculations of which are specified by each Agency, are summarized below:

	September 30, 2026		December 31, 2025
Requirement/Agency	Actual (1)	Requirement (1)	Actual (1)	Requirement (1)

	(dollars in thousands)
Capital
Fannie Mae & Freddie Mac	$8,469,272	$1,575,973	$8,212,718	$1,475,719
Ginnie Mae	$8,359,462	$1,682,575	$8,002,181	$1,616,380
HUD	$8,359,462	$2,500	$8,002,181	$2,500
Risk-based capital
Ginnie Mae	38%	6%	41%	6%
Liquidity
Fannie Mae & Freddie Mac	$793,788	$699,504	$1,095,507	$689,782
Ginnie Mae	$1,243,025	$510,928	$1,285,660	$512,613
Adjusted net worth / Total assets ratio
Ginnie Mae	39%	6%	37%	6%
Tangible net worth / Total assets ratio
Fannie Mae & Freddie Mac	29%	6%	28%	6%
(1)	Calculated in accordance with the respective Agency’s requirements.

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

The Company conducts its business in two operating and reportable segments, production and servicing:

●	The production segment performs loan origination, acquisition and sale activities, including the fulfillment of correspondent production activities for PMT.

●	The servicing segment performs servicing and subservicing of loans on behalf of non-affiliate investors, executes, manages early buyout transactions and services loans for PMT.

●	Non-segment activities are included under the heading “Corporate and other” and include amounts attributable to corporate activities that are not directly attributable to the production and servicing segments as well as investment management fees earned from PMT. None of the other items meet the quantitative threshold to be classified as a reportable segment.

Financial performance and results by segment are as follows:

	Quarter ended September 30, 2026
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$176,470	$13,757	$190,227	$—	$190,227
Loan origination fees	46,926	—	46,926	—	46,926
Fulfillment fees from PennyMac Mortgage Investment Trust	3,206	—	3,206	—	3,206
Net loan servicing fees	—	261,855	261,855	—	261,855
Net interest income (expense):
Interest income	107,217	102,990	210,207	214	210,421
Interest expense	90,139	163,763	253,902	—	253,902
	17,078	(60,773)	(43,695)	214	(43,481)
Management fees	—	—	—	6,762	6,762
Other	113	(2,171)	(2,058)	5,338	3,280
Total net revenues	243,793	212,668	456,461	12,314	468,775
Expenses:
Compensation	123,905	52,951	176,856	36,528	213,384
Loan origination	69,263	—	69,263	—	69,263
Technology	32,834	10,820	43,654	8,846	52,500
Servicing	—	39,196	39,196	—	39,196
Marketing and advertising	11,034	63	11,097	3,091	14,188
Professional services	5,660	2,213	7,873	5,382	13,255
Occupancy and equipment	5,606	2,776	8,382	2,048	10,430
Other (2)	2,897	5,767	8,664	5,348	14,012
Total expenses	251,199	113,786	364,985	61,243	426,228
Income (loss) before provision for income taxes	$(7,406)	$98,882	$91,476	$(48,929)	$42,547
Segment assets at end of quarter	$7,054,672	$22,731,905	$29,786,577	$125,509	$29,912,086
Acquisition of:
Capitalized software	$3,042	$2,062	$5,104	$7,381	$12,485
Furniture, fixtures, equipment and building improvements	$1,697	$2,143	$3,840	$214	$4,054
Amortization of capitalized software	$10,831	$1,079	$11,910	$554	$12,464
Impairment of capitalized software	$41	$—	$41	$—	$41
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$899	$373	$1,272	$182	$1,454
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Quarter ended September 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$280,092	$34,363	$314,455	$—	$314,455
Loan origination fees	61,696	—	61,696	—	61,696
Fulfillment fees from PennyMac Mortgage Investment Trust	6,162	—	6,162	—	6,162
Net loan servicing fees	—	241,238	241,238	—	241,238
Net interest income (expense):
Interest income	111,332	137,098	248,430	323	248,753
Interest expense	97,680	152,220	249,900	—	249,900
	13,652	(15,122)	(1,470)	323	(1,147)
Management fees	—	—	—	6,912	6,912
Other	172	(980)	(808)	4,390	3,582
Total net revenues	361,774	259,499	621,273	11,625	632,898
Expenses:
Compensation	114,491	52,061	166,552	38,762	205,314
Loan origination	69,407	—	69,407	—	69,407
Technology	30,841	10,130	40,971	3,801	44,772
Servicing	—	29,105	29,105	—	29,105
Marketing and advertising	12,342	466	12,808	1,208	14,016
Professional services	3,493	1,799	5,292	4,853	10,145
Occupancy and equipment	4,333	2,625	6,958	1,646	8,604
Other (2)	3,985	5,912	9,897	5,264	15,161
Total expenses	238,892	102,098	340,990	55,534	396,524
Income (loss) before provision for income taxes	$122,882	$157,401	$280,283	$(43,909)	$236,374
Segment assets at end of quarter	$7,784,267	$17,555,497	$25,339,764	$61,356	$25,401,120
Acquisition of:
Capitalized software	$8,115	$—	$8,115	$86	$8,201
Furniture, fixtures, equipment and building improvements	$1,205	$503	$1,708	$367	$2,075
Amortization of capitalized software	$9,594	$1,475	$11,069	$151	$11,220
Impairment of capitalized software	$4,333	$—	$4,333	$—	$4,333
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$931	$600	$1,531	$205	$1,736
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Nine months ended September 30, 2026
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$732,701	$82,830	$815,531	$—	$815,531
Loan origination fees	188,890	—	188,890	—	188,890
Fulfillment fees from PennyMac Mortgage Investment Trust	13,966	—	13,966	—	13,966
Net loan servicing fees	—	560,506	560,506	—	560,506
Net interest income (expense):
Interest income	339,311	321,038	660,349	703	661,052
Interest expense	290,548	483,786	774,334	—	774,334
	48,763	(162,748)	(113,985)	703	(113,282)
Management fees	—	—	—	20,334	20,334
Other	3,477	(6,253)	(2,776)	27,555	24,779
Total net revenue	987,797	474,335	1,462,132	48,592	1,510,724
Expenses:
Compensation	406,109	157,122	563,231	89,366	652,597
Loan origination	242,814	—	242,814	—	242,814
Technology	92,977	30,417	123,394	19,680	143,074
Servicing	—	119,934	119,934	—	119,934
Marketing and advertising	35,060	710	35,770	16,393	52,163
Professional services	16,332	6,652	22,984	20,561	43,545
Occupancy and equipment	17,098	7,845	24,943	6,176	31,119
Other (2)	12,799	18,396	31,195	15,520	46,715
Total expenses	823,189	341,076	1,164,265	167,696	1,331,961
Income (loss) before provision for income taxes	$164,608	$133,259	$297,867	$(119,104)	$178,763
Segment assets at end of period	$7,054,672	$22,731,905	$29,786,577	$125,509	$29,912,086
Acquisition of:
Capitalized software	$11,255	$4,449	$15,704	$25,489	$41,193
Furniture, fixtures, equipment and building improvements	$4,783	$2,932	$7,715	$1,964	$9,679
Amortization of capitalized software	$31,320	$3,944	$35,264	$1,507	$36,771
Impairment of capitalized software	$1,576	$—	$1,576	$—	$1,576
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$3,021	$1,212	$4,233	$846	$5,079
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

	Nine months ended September 30, 2025
	Production	Servicing	Reportable segment total	Corporate and other	Consolidated total

	(in thousands)
Revenues: (1)
Net gains on loans held for sale at fair value	$671,198	$98,953	$770,151	$—	$770,151
Loan origination fees	167,398	—	167,398	—	167,398
Fulfillment fees from PennyMac Mortgage Investment Trust	17,266	—	17,266	—	17,266
Net loan servicing fees	—	555,919	555,919	—	555,919
Net interest (expense) income:
Interest income	300,825	358,355	659,180	1,373	660,553
Interest expense	267,828	429,731	697,559	—	697,559
	32,997	(71,376)	(38,379)	1,373	(37,006)
Management fees	—	—	—	20,793	20,793
Other	435	(15)	420	13,590	14,010
Total net revenue	889,294	583,481	1,472,775	35,756	1,508,531
Expenses:
Compensation	317,816	156,315	474,131	100,712	574,843
Loan origination	182,339	—	182,339	—	182,339
Technology	83,782	30,020	113,802	13,424	127,226
Servicing	—	79,266	79,266	—	79,266
Marketing and advertising	30,641	1,223	31,864	3,973	35,837
Professional services	10,172	5,278	15,450	12,112	27,562
Occupancy and equipment	12,570	8,085	20,655	4,710	25,365
Other (2)	9,361	15,740	25,101	13,980	39,081
Total expenses	646,681	295,927	942,608	148,911	1,091,519
Income (loss) before provision for income taxes	$242,613	$287,554	$530,167	$(113,155)	$417,012
Segment assets at end of period	$7,784,267	$17,555,497	$25,339,764	$61,356	$25,401,120
Acquisition of:
Capitalized software	$20,494	$3,904	$24,398	$86	$24,484
Furniture, fixtures, equipment and building improvements	$2,009	$872	$2,881	$870	$3,751
Amortization of capitalized software	$30,990	$4,676	$35,666	$348	$36,014
Impairment of capitalized software	$4,333	$—	$4,333	$—	$4,333
Depreciation and amortization of furniture, fixtures, equipment and building improvements	$2,875	$1,897	$4,772	$797	$5,569
(1)	All revenues are from external customers. The segments do not recognize intersegment revenues.

(2)	Other expense includes smaller balance expense categories not separately provided to the chief operating decision maker such as safekeeping, travel, postage and corporate insurance.

Note 27—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

●	On October 29, 2026, the Company announced a cash dividend of $0.30 per common share. The dividend will be paid on November 27, 2026 to common stockholders of record as of November 16, 2026.

●	On October 20, 2026, the Company entered into an agreement to sell a portfolio of conventional MSRs with an aggregate UPB of approximately $28.9 billion. The transaction is expected to close in the fourth quarter 2026.

●	All agreements to sell assets under agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Business Trends

Recent macroeconomic trends and U.S. federal government administration actions with respect to trade, tariffs, government cost reduction efforts and foreign military action have led to significant volatility in financial markets and uncertainty regarding the economic outlook, including inflation and interest rates. Elevated interest rates in recent years have constrained the mortgage origination market, which is currently projected to increase from $1.9 trillion in 2025 to $2.1 trillion in 2026 according to mortgage industry economists, although recent increases in interest rates may lead to a reduction in origination estimates for 2026.

Recent increases in interest and mortgage rates have significantly limited consumers’ opportunity for refinancing. If mortgage rates remain at recent levels or continue to increase, mortgage production activity and prepayment speeds will continue to decrease from levels observed in late 2025 and early 2026. Increases in the Federal Reserve’s federal funds rate have increased the costs of floating rate borrowings and placement fees we receive in relation to custodial funds that we manage as compared to prior periods. Market indicators currently suggest that the Federal Reserve will continue increasing short-term interest rates. The current period of economic uncertainty and market volatility may also lead to a reduction in economic activity and slowing home price growth or depreciation, which could lead to increasing mortgage delinquencies or defaults and increase losses from the representations and warranties we provide in our loan sales transactions.

Due to decreasing mortgage production volumes and improving process efficiencies due to technology enhancements, we implemented cost reduction measures in the third quarter of 2026 to reduce expenses, and expect to continue to reduce expenses through early 2027.

We expect to sell all of our non-agency correspondent production and none of our conventional conforming correspondent production to PMT in the fourth quarter of 2026.

On October 20, 2026, we entered into an agreement to sell a portfolio of conventional MSRs with an aggregate UPB of approximately $28.9 billion. The transaction is expected to close in the fourth quarter 2026 and we may sell additional MSR portfolios in future periods.

Results of Operations

Our results of operations are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(dollars in thousands, except per share amounts)
Revenues:
Loan production revenues (1)	$240,359	$382,313	$1,018,387	$954,815
Net loan servicing fees	261,855	241,238	560,506	555,919
Net interest expense	(43,481)	(1,147)	(113,282)	(37,006)
Other	10,042	10,494	45,113	34,803
Total net revenues	468,775	632,898	1,510,724	1,508,531
Expenses:
Compensation	213,384	205,314	652,597	574,843
Loan origination	69,263	69,407	242,814	182,339
Technology	52,500	44,772	143,074	127,226
Servicing	39,196	29,105	119,934	79,266
Marketing and advertising	14,188	14,016	52,163	35,837
Other	37,697	33,910	121,379	92,008
Total expenses	426,228	396,524	1,331,961	1,091,519
Income before provision for income taxes	42,547	236,374	178,763	417,012
Provision for income taxes	13,893	54,871	46,061	22,766
Net income	$28,654	$181,503	$132,702	$394,246
Earnings per share
Basic	$0.55	$3.51	$2.55	$7.64
Diluted	$0.54	$3.37	$2.48	$7.34
Annualized return on average stockholders' equity	2.6%	17.7%	4.1%	13.2%
Dividends declared per share	$0.30	$0.30	$0.90	$0.90
Income before provision for income taxes by reportable segment and corporate and other:
Production	$(7,406)	$122,882	$164,608	$242,613
Servicing	98,882	157,401	133,259	287,554
Corporate and other	(48,929)	(43,909)	(119,104)	(113,155)
	$42,547	$236,374	$178,763	$417,012
Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA") (3)	$182,346	$334,798	$637,335	$877,155
During the period:
Interest rate lock commitments issued (2)	$25,294,094	$38,820,607	$99,694,192	$109,875,011
Unpaid principal balance of loans originated and purchased by PFSI and fulfilled for PMT	$24,380,397	$37,422,020	$96,310,581	$103,885,896
At end of period:
Interest rate lock commitments outstanding			$9,331,092	$12,761,881
Unpaid principal balance of loan servicing portfolio:
Owned:
Mortgage servicing rights and liabilities			$496,438,328	$470,299,192
Loans held for sale			6,995,211	7,303,091
			503,433,539	477,602,283
Subserviced for:
PMT			209,763,606	227,101,009
Non-affiliates			11,299,508	11,863,843
Interim servicing			12,210,842	65,286
			233,273,956	239,030,138
			$736,707,495	$716,632,421
Book value per share			$83.85	$81.12
(1)	Includes Net gains on loans held for sale at fair value, Loan origination fees and Fulfillment fees from PennyMac Mortgage Investment Trust.

(2)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

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

We define “Adjusted EBITDA” as net income plus provision for income taxes, depreciation and amortization, excluding decrease (increase) in fair value of mortgage servicing rights (“MSRs”) net of mortgage servicing liabilities (“MSLs”) due to changes in the valuation inputs we use in our valuation models, hedging (gains) losses associated with MSRs, principal-only stripped mortgage-backed securities (“MBS”) valuation-related accrual changes, provision for (reversal of) losses on active loans, stock-based compensation, interest expense on corporate debt or corporate revolving credit facilities and capital lease and certain unusual or non-recurring items.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, for the periods indicated:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income	$28,654	$181,503	$132,702	$394,246
Provision for income taxes	13,893	54,871	46,061	22,766
Income before provision for income taxes	42,547	236,374	178,763	417,012
Depreciation and amortization	13,918	12,956	41,850	41,583
Principal-only stripped MBS valuation-related accretion changes	15,831	(6,751)	31,349	(7,653)
(Increase) decrease in fair value of MSRs net of MSLs due to changes in valuation inputs used in valuation models	(936,149)	102,495	(1,237,485)	292,060
Hedging losses (gains) associated with MSRs	947,672	(98,306)	1,340,540	(95,978)
Valuation gains relating to investment in closely held entity	—	—	(8,506)	—
Provision for (reversal of) losses on active loans	6,223	87	20,595	(6,708)
Stock‑based compensation	6,445	9,929	13,356	28,531
Interest expense on corporate debt	83,371	78,014	249,975	208,308
Cenlar acquisition related expenses	2,488	—	6,898	—
Adjusted EBITDA	$182,346	$334,798	$637,335	$877,155

Income Before Provisions for Income Taxes

For the quarter ended September 30, 2026, income before income taxes decreased $193.8 million compared to the same quarter in 2025. The decrease was primarily due to a $142.0 million decrease in loan production revenue due to lower volume across all production channels and a $42.3 million increase in net interest expense.

For the nine months ended September 30, 2026, income before income taxes decreased $238.2 million compared to the same period in 2025. The decrease was primarily due to increases in compensation expense of $77.8 million, origination expense of $60.5 million, servicing expense of $40.7 million, other expense of $29.4 million and net interest expense of $76.3 million, partially offset by a $63.6 million increase in loan production revenue due to higher volume in the broker and consumer direct channels and a $10.3 million increase in other income.

Net Gains on Loans Held for Sale at Fair Value

In our production segment, revenues reflect the effects of higher mortgage market volumes and increased share in our broker direct lending channel during the nine months ended September 30, 2026 compared to the same period in 2025. During the quarter and nine months ended September 30, 2026, we recognized Net gains on loans held for sale at fair value totaling $190.2 million and $815.5 million, respectively, representing a decrease of $124.2 million during the quarter ended September 30, 2026 compared to the same period in 2025, and an increase of $45.4 million during the nine month ended September 30, 2026 compared to the same period in 2025.

Our net gains on loans held for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
From non-affiliates:
Cash losses:
Loans	$(376,603)	$(258,450)	$(1,195,645)	$(1,107,970)
Hedging activities	19,345	(26,139)	93,763	(442,610)
Total cash losses	(357,258)	(284,589)	(1,101,882)	(1,550,580)
Non-cash gains:
Changes in fair values of loans and derivative financial instruments outstanding at end of period:
Interest rate lock commitments	(195,688)	(20,563)	(182,353)	88,025
Loans	(124,415)	(828)	(122,354)	(103,135)
Hedging derivatives	477,058	(94,991)	445,100	147,581
	156,955	(116,382)	140,393	132,471
Mortgage servicing rights resulting from loan sales	395,011	700,326	1,763,278	2,165,213
Provisions for losses relating to representations and warranties:
Pursuant to loan sales	(5,449)	(4,719)	(15,724)	(12,320)
Reductions in liability due to changes in estimate	3,534	2,365	10,186	6,000
Total non-cash gains	550,051	581,590	1,898,133	2,291,364
Total gains on sale from non-affiliates	192,793	297,001	796,251	740,784
From PennyMac Mortgage Investment Trust	(2,566)	17,454	19,280	29,367
	$190,227	$314,455	$815,531	$770,151
During the period:
Interest rate lock commitments issued (1):
By loan type:
Government-insured or guaranteed	$11,224,322	$16,620,278	$48,226,349	$50,944,892
Conventional conforming	11,106,498	19,742,694	42,373,725	52,656,502
Jumbo	1,499,945	1,819,548	5,874,896	4,421,861
Non-qualified	710,329	—	1,376,547	—
Closed-end second lien	753,000	638,087	1,842,675	1,851,756
	$25,294,094	$38,820,607	$99,694,192	$109,875,011
By production channel:
Correspondent	$15,255,493	$24,901,402	$56,257,275	$75,654,691
Broker direct	6,128,859	7,967,470	24,187,435	20,597,288
Consumer direct	3,909,742	5,951,735	19,249,482	13,623,032
	$25,294,094	$38,820,607	$99,694,192	$109,875,011
At end of period:
Loans held for sale at fair value			$6,899,041	$7,490,473
Commitments to fund and purchase loans			$9,361,092	$12,761,881
(1)	Amounts exclude interest rate locks for loans to be fulfilled for PMT.

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

The MSRs, MSLs, and liabilities for representations and warranties we recognize represent our estimate of the fair value of future benefits and costs we will realize for years in the future. These estimates represented approximately 207% and 216% of our gains on sales of loans held for sale at fair value for the quarter and nine months ended September 30, 2026, respectively, as compared to 222% and 280% for the same periods in 2025. These estimates change as circumstances change and changes in these estimates are recognized in income in subsequent periods. Subsequent changes in the fair value of our MSRs may significantly affect our income.

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

We recorded provisions for losses under representations and warranties relating to current loan sales as a component of Net gains on loans held for sale at fair value totaling $5.4 million and $15.7 million for the quarter and nine months ended September 30, 2026, respectively, compared to $4.7 million and $12.3 million for the same periods in 2025. The increases in the provision relating to current loan sales were primarily attributable to a change in the mix of loans sold for the quarter and nine months ended September 30, 2026 compared to the same periods in 2025.

We also recorded reductions in the liability of $3.5 million and $10.2 million for the quarter and nine months ended September 30, 2026, respectively, compared to $2.4 million and $6.0 million for the same periods in 2025. The reductions in the liability resulted from previously sold loans meeting performance criteria established by the Agencies which significantly limit the likelihood of certain repurchase or indemnification claims.

Following is a summary of loan repurchase and loss activity:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
During the period:
Indemnification activity:
Loans indemnified at beginning of period	$120,711	$116,033	$120,130	$101,867
New indemnifications	11,729	7,005	25,063	25,408
Less indemnified loans sold, repaid or refinanced	4,206	1,044	16,959	5,281
Loans indemnified at end of period	$128,234	$121,994	$128,234	$121,994
Repurchase activity:
Total loans repurchased	$31,631	$31,711	$88,044	$77,071
Less:
Loans repurchased by correspondent lenders	14,478	19,022	46,911	50,099
Loans repaid by borrowers or resold	18,107	18,509	28,845	27,162
Net loans (resolved) repurchased with losses chargeable to liability for representations and warranties	$(954)	$(5,820)	$12,288	$(190)
Losses charged to liability for representations and warranties	$895	$1,053	$2,121	$2,385
At end of period:
Unpaid principal balance of loans subject to representations and warranties			$531,948,204	$472,890,874
Liability for representations and warranties			$38,311	$33,064

During the quarter and nine months ended September 30, 2026, we repurchased loans totaling $31.6 million and $88.0 million, respectively. We charged losses of $895,000 and $2.1 million against the liability during the quarter and nine months ended September 30, 2026, respectively. Our losses arising from representations and warranties have historically been minimized by our ability to either recover most of the losses from our correspondent sellers or from our ability to profitably refinance and resell repurchased loans.

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

Loan Origination Fees

Loan origination fees decreased $14.8 million during the quarter ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in production volumes across all lending channels. Loan origination fees increased $21.5 million during the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to an increase in production volumes in the broker and consumer direct lending channels.

Fulfillment Fees from PennyMac Mortgage Investment Trust

Fulfillment fees from PMT represent fees we collect for services we perform on behalf of PMT in connection with the acquisition, packaging, sale and securitization of loans. The fulfillment fees are calculated based on the number of loans we fulfill for PMT.

Fulfillment fees decreased $3.0 million and $3.3 million during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025; the decrease was primarily due to a decrease in correspondent loan production volumes for PMT’s account.

Net Loan Servicing Fees

Our net loan servicing fee income has two primary components: fees earned for servicing the loans and the effects of MSR and MSL valuation changes, net of hedging results, as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Servicing fees:
Owned servicing	$526,699	$514,094	$1,553,152	$1,465,855
Subservicing	21,398	21,012	62,964	64,386
	548,097	535,106	1,616,116	1,530,241
Effects of MSRs and MSLs net of hedging results	(286,242)	(293,868)	(1,055,610)	(974,322)
Net loan servicing fees	$261,855	$241,238	$560,506	$555,919

Loan Servicing Fees

Following is a summary of our loan servicing fees:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Owned servicing:
Loan servicing fees	$479,141	$460,360	$1,419,282	$1,313,564
Other:
Late charges	23,993	24,785	72,115	70,811
Other	23,565	28,949	61,755	81,480
	526,699	514,094	1,553,152	1,465,855
Subservicing:
From PennyMac Mortgage Investment Trust	20,449	21,012	59,812	64,386
From non-affiliates	949	—	3,152	—
	21,398	21,012	62,964	64,386
	$548,097	$535,106	$1,616,116	$1,530,241
Average UPB of loans serviced:
Owned servicing	$492,184,580	$470,315,815	$480,827,178	$452,447,211
Subservicing	$230,954,254	$231,174,240	$237,008,434	$231,036,334

Loan servicing fees from owned servicing generally relate to our MSRs which are primarily related to servicing we provide for loans included in Agency securitizations. These fees are contractually established at an annualized percentage of the UPB of the loan serviced and we collect these fees from borrower payments. Loan servicing fees from subservicing are primarily related to PMT’s MSRs and are established at monthly per-loan amounts based on whether the loan is a fixed-rate or adjustable-rate loan and the loan’s delinquency or foreclosure status as detailed in Note 5– Related Party Transactions to the consolidated financial statements included in this Quarterly Report. Subservicing fees from non-affiliates are based upon rates negotiated between the Company and the owner of the servicing rights at the time a subservicing agreement is entered into. Other loan servicing fees are comprised primarily of borrower-contracted fees such as late charges and reconveyance fees.

Loan servicing fees from owned servicing increased during the quarter and nine months ended September 30, 2026 compared to the same periods in 2025. The increases were primarily due to growth of our loan servicing portfolio. Other servicing fees decreased primarily due to decreased incentives received for loss mitigation activities.

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

Change in fair value of MSRs and MSLs and the related hedging results are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
MSR and MSL valuation changes and hedging results:
Changes in fair value attributable to changes in fair value inputs	$936,149	$(102,495)	$1,237,485	$(292,060)
Hedging results	(947,672)	98,306	(1,340,540)	95,978
	(11,523)	(4,189)	(103,055)	(196,082)
Changes in fair value attributable to realization of cash flows	(274,719)	(289,679)	(952,555)	(778,240)
Total change in fair value of mortgage servicing rights and mortgage servicing liabilities net of hedging results	$(286,242)	$(293,868)	$(1,055,610)	$(974,322)
Average balances:
Mortgage servicing rights	$11,109,443	$9,699,217	$10,448,248	$9,288,041
Mortgage servicing liabilities	$1,508	$1,622	$1,540	$1,642
At end of period:
Mortgage servicing rights			$11,639,077	$9,653,942
Mortgage servicing liabilities			$1,487	$1,593

Changes in fair value of MSRs attributable to changes in fair value inputs increased during the quarter and nine months ended September 30, 2026 compared to the same periods in 2025 due to increases in interest rates during the quarter and nine months ended September 30, 2026 as compared to flat to decreasing interest rates during the same periods in 2025. Increasing interest rates reduce the rate of prepayments of the underlying loans, which increases the cash flows expected from the servicing rights, while decreasing interest rates have the opposite effect.

Hedging results reflect valuation losses offsetting the valuation gains from increasing interest rates in the quarter and nine months ended September 30, 2026 compared with interest rate decreases in the same periods in 2025.

Changes in fair value attributable to realization of cash flows are influenced by changes in the level of servicing assets and liabilities and changes in estimates of the remaining cash flows to be realized. Realization of cash flows decreased during the quarter ended September 30, 2026 compared to the period in 2025, primarily due to slower prepayment speeds, and increased during the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to faster average prepayment speeds and the growth in our investment in MSRs.

Following is a summary of our loan servicing portfolio:

	September 30,	December 31,
	2026	2025

	(in thousands)
Owned:
Mortgage servicing rights and liabilities
Originated	$483,597,939	$448,035,447
Purchased and assumed	12,840,389	13,999,998
	496,438,328	462,035,445
Loans held for sale	6,995,211	8,930,477
	503,433,539	470,965,922
Subserviced for:
PennyMac Mortgage Investment Trust	209,763,606	226,774,067
Non-affiliates	11,299,508	11,616,738
Interim servicing	12,210,842	24,257,095
	233,273,956	262,647,900
Total loans serviced	$736,707,495	$733,613,822
Delinquencies:
Owned servicing:
30-89 days	$18,095,949	$18,562,892
90 days or more	13,535,644	11,364,962
	$31,631,593	$29,927,854
Subservicing:
30-89 days	$2,662,477	$4,018,484
90 days or more	1,228,478	1,922,015
	$3,890,955	$5,940,499

Following is a summary of characteristics of our MSR and MSL servicing portfolio as of September 30, 2026:

			Average
Loan type	Unpaid principal balance	Loan count	Note rate	Age (months)	Remaining maturity (months)	Loan size	FICO credit score at origination	Original LTV (1)	Current LTV (1)	60+ Delinquency (by UPB)

	(Dollars and loan count in thousands)
Government insured or guaranteed (2):
FHA	$172,853,949	776,824	5.0%	47	315	$223	687	92%	72%	7.8%
VA	124,320,636	430,410	4.4%	43	316	$289	735	91%	73%	1.9%
USDA	20,643,775	137,182	4.4%	66	297	$150	703	98%	66%	5.6%
Government-sponsored entities:
Fannie Mae	66,529,100	202,235	5.3%	34	314	$329	763	76%	64%	0.7%
Freddie Mac	89,126,015	247,160	6.0%	23	328	$361	762	78%	70%	0.8%
Closed-end second lien mortgage loans	3,520,842	44,715	8.9%	15	247	$79	745	20%	19%	0.4%
Other (3)	19,444,011	44,091	6.6%	15	344	$441	775	75%	71%	0.2%
	$496,438,328	1,882,617	5.1%	39	317	$264	727	86%	70%	3.7%
(1)	Loan-to-Value.
(2)	Government loans include loans securitized in Ginnie Mae pools as well as loans sold to private investors.
(3)	Represents conventional loans sold to private investors.

Net Interest Expense

Following is a summary of net interest expense:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Interest income:
Cash and short-term investment	$10,385	$11,698	$30,947	$32,624
Principal-only stripped mortgage-backed securities	(8,663)	13,881	(4,734)	32,424
Loans held for sale	111,420	113,039	345,424	306,158
Placement fees relating to custodial funds	96,822	109,706	288,019	287,476
Other	457	429	1,396	1,871
	210,421	248,753	661,052	660,553
Interest expense:
Short-term debt	126,814	125,437	376,943	340,323
Long-term debt	107,712	104,431	321,271	307,046
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	14,506	14,855	64,001	38,687
Interest on mortgage loan impound deposits	3,680	4,370	9,103	9,214
Other	1,190	807	3,016	2,289
	253,902	249,900	774,334	697,559
	$(43,481)	$(1,147)	$(113,282)	$(37,006)

Net interest expense increased $42.3 million and $76.3 million during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the quarter ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income on principal-only stripped MBS, a decrease in placement fees related to custodial funds and an increase in interest expense on borrowings. The increase for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to a decrease in interest income on principal-only stripped MBS, an increase in interest on borrowings attributable to the Company financing a larger investment in MSRs and increased interest shortfalls on repayments of loans serviced for Agency securitizations during 2026, partially offset by an increase in interest income from loans held for sale.

Management Fees from PennyMac Mortgage Investment Trust

Management fees decreased $150,000 and $459,000 during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025, due to decreases in PMT’s average shareholders’ equity which is the basis for the base management fees.

Expenses

Compensation

Compensation expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Salaries and wages	$134,434	$121,540	$412,653	$342,379
Incentive compensation	47,123	51,165	144,169	135,315
Taxes and benefits	25,382	22,680	82,419	68,618
Stock and unit-based compensation	6,445	9,929	13,356	28,531
	$213,384	$205,314	$652,597	$574,843
Head count:
Average	5,263	4,888	5,414	4,644
Period end			5,014	5,025

Compensation expenses increased $8.1 million and $77.8 million during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to an increase in average head count.

Loan Origination

Loan origination expenses decreased $144,000 during the quarter ended September 30, 2026 and increased $60.5 million for the nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher origination volumes in the broker and consumer direct lending channel during the first six months of 2026.

Technology

Technology expenses increased $7.7 million and $15.8 million during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to an increase in software license and artificial intelligence related expenses intended to enhance process efficiencies.

Servicing

Servicing expenses increased $10.1 million and $40.7 million during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to increases in provision for losses on servicing advances resulting from higher delinquent loan balances.

Marketing and advertising

Marketing and advertising expenses increased $172,000 and $16.3 million during the quarter and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases were primarily due to additional marketing expenses incurred as an Official Supporter of Team USA, including marketing during the 2026 Winter Olympics.

Provision for Income Taxes

Our effective income tax rates were 32.7% and 23.2% for the quarters ended September 30, 2026 and 2025, respectively, and 25.8% and 5.5% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective income tax rates for the quarter ended September 30, 2026, compared to the same quarter in 2025, results from a lower tax deduction recognized for stock option exercises compared to the prior period along with a decrease in pre-tax book income that magnified the impact of our recurring permanent tax adjustments. The increase for the nine months ended September 30, 2026, compared to the same period in 2025, is primarily due to the non-recurrence of a $81.6 million net income tax benefit recognized in the prior year period, due to the repricing of deferred tax liabilities resulting from changes to California’s apportionment rules enacted into law in June 2025 requiring the Company to apportion income to California using a single sales factor instead of a factor equally weighted among property, payroll and sales.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2026	2025

	(in thousands)
ASSETS
Cash and short-term investment	$645,873	$711,717
Principal-only stripped mortgage-backed securities	514,601	722,528
Loans held for sale at fair value	6,899,041	9,123,410
Derivative assets	490,697	187,775
Servicing advances, net	604,237	589,542
Mortgage servicing rights at fair value	11,639,077	9,598,941
Investments in and advances to affiliates	20,886	18,063
Loans eligible for repurchase	8,225,654	7,409,800
Other	872,020	1,026,913
Total assets	$29,912,086	$29,388,689

LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term debt	$8,766,366	$9,490,620
Long-term debt	6,480,794	6,157,763
	15,247,160	15,648,383
Liability for loans eligible for repurchase	8,225,654	7,409,800
Income taxes payable	1,229,299	1,184,020
Other	853,390	837,510
Total liabilities	25,555,503	25,079,713
Stockholders' equity	4,356,583	4,308,976
Total liabilities and stockholders' equity	$29,912,086	$29,388,689
Leverage ratios:
Total debt / Stockholders' equity	3.5	3.6
Total debt / Tangible stockholders' equity (1)	3.6	3.7
(1)	Tangible stockholders’ equity represents total stockholders’ equity reduced by intangible assets, comprised of capitalized software, for the dates presented.

Total assets increased $523.4 million from $29.4 billion at December 31, 2025 to $29.9 billion at September 30, 2026. The increase was primarily due to an increase of $2.0 billion of mortgage servicing rights at fair value and an increase of $815.9 million of loans eligible for repurchase, partially offset by a decrease of $2.2 billion in loans held for sale at fair value.

Total liabilities increased $475.8 million from $25.1 billion at December 31, 2025 to $25.6 billion at September 30, 2026. The increase was primarily due to an increase of $815.8 million in liability for loans eligible for repurchase and an increase of $323.0 million in long-term MSR financing, partially offset by a decrease of $724.3 million in short-term borrowings due to a decrease in loans held for sale. As a result of our decreased inventory financing requirements, our leverage ratios slightly decreased during the period ended September 30, 2026 from December 31, 2025.

Cash Flows

Our cash flows are summarized below:

	Nine months ended September 30,
	2026	2025	Change

	(in thousands)
Operating	$1,655,495	$237,269	$1,418,226
Investing	(1,196,528)	626,009	(1,822,537)
Financing	(527,296)	(479,839)	(47,457)
Net decrease in cash	$(68,329)	$383,439	$(451,768)

The net decrease in cash of $68.3 million during the nine months ended September 30, 2026 is discussed below.

Operating activities

Net cash provided by operating activities totaled $1.7 billion during the nine months ended September 30, 2026 compared with net cash provided by operating activities of $237.3 million during the same period in 2025. Our cash flows from operating activities are primarily influenced by changes in the levels of our inventory of mortgage loans held for sale as shown below:

	Nine months ended September 30,
	2026	2025

	(in thousands)
Cash flows from:
Loans held for sale	$1,319,253	$(539,661)
Other operating sources	336,242	776,930
	$1,655,495	$237,269

The decrease in cash flows from other operating sources was primarily driven by an increase in servicing advances and the payment of several large accrued liabilities during the nine months ended September 30, 2026, compared to the same period in 2025.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2026 totaled $1.2 billion, primarily due to $1.3 billion in net settlement of derivative financial instruments used to hedge our investment in MSRs, partially offset by a $146.4 million repayment of principal-only stripped MBS. Net cash provided by investing activities during the nine months ended September 30, 2025 totaled $626.0 million, primarily due to a $358.3 million decrease in short-term investment, $167.1 million in sales of MSRs and $119.3 million from the repayment of principal-only stripped MBS.

Financing activities

Net cash used in financing activities totaled $527.3 million during the nine months ended September 30, 2026, primarily due to a decrease of $406.8 million in borrowings, a $50.0 million repurchase of common shares and a $47.4 million common stock dividend paid. Net cash used in financing activities totaled $479.8 million during the nine months ended September 30, 2025, primarily due to a decrease of $378.0 million in borrowings. The decreases in borrowings primarily reflects the decrease in inventory of loans held for sale for the nine months ended September 30, 2026 and 2025.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the respective assets at a later date. The table below presents the average, maximum daily and ending balances:

	Quarter ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Average balance	$8,416,243	$7,719,152	$8,590,463	$7,010,169
Maximum daily balance	$9,249,224	$8,926,829	$10,648,718	$8,926,829
Balance at period end			$8,097,954	$7,138,415

The differences between the average and maximum daily balances on our repurchase agreements reflect the effect of fluctuations throughout the periods of our inventory as we fund and pool mortgage loans for sale in guaranteed mortgage securitizations.

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

We are also subject to liquidity and net worth requirements established by the Federal Housing Finance Agency (“FHFA”) for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Fannie Mae, Freddie Mac, and Ginnie Mae for its approved single-family issuers, and Ginnie Mae has issued risk-based capital requirements. We believe that we are in compliance with each Agency’s requirements as of September 30, 2026.

We have a common stock repurchase program which allows us to repurchase common shares of up to $2 billion. Share repurchases may be effected through open market purchases or privately negotiated transactions in accordance with applicable rules and regulations. The stock repurchase program does not have an expiration date and the authorization does not obligate us to acquire any particular amount of common stock. From inception through September 30, 2026, we have repurchased approximately $1.8 billion of common shares under our stock repurchase program.

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

PLS is required to comply with financial and other restrictive covenants in certain financing agreements, as described further above in “Liquidity and Capital Resources”. As of September 30, 2026, we believe PLS was in compliance in all material respects with these covenants.

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

Our debt obligations have the following sizes and maturities:

	Outstanding	Total	Committed	Facility
Lender	indebtedness (1)	facility size (2)	facility (2)	Maturity date (2)

	(dollar amounts in thousands)
Loans sold under agreements to repurchase
Bank of America, N.A.	$1,765,603	$2,500,000	$1,500,000	June 7, 2028
Atlas Securitized Products, L.P.	$918,038	$918,038	$300,000	December 10, 2027
Wells Fargo Bank, N.A.	$380,884	$1,250,000	$500,000	May 19, 2028
Royal Bank of Canada	$602,911	$1,000,000	$500,000	August 10, 2027
Nomura Corporate Funding Americas	$188,938	$700,000	$—	August 4, 2027
BNP Paribas	$406,169	$600,000	$250,000	September 30, 2027
Morgan Stanley Bank, N.A.	$199,249	$1,000,000	$350,000	June 29, 2028
JP Morgan Chase Bank, N.A.	$336,590	$1,000,000	$150,000	June 25, 2028
Barclays Bank PLC	$241,820	$405,000	$250,000	May 15, 2028
Goldman Sachs Bank USA	$156,931	$500,000	$100,000	March 15, 2028
Citibank, N.A.	$336,917	$1,350,000	$600,000	August 3, 2027
Mizuho Bank, Ltd.	$162,004	$250,000	$125,000	August 13, 2027
Servicing assets sold under agreements to repurchase
Atlas Securitized Products, L.P.	$730,000	$2,331,962	$350,000	December 10, 2027
Nomura Corporate Funding Americas	$435,000	$550,000	$550,000	August 4, 2027
Goldman Sachs Bank USA	$325,000	$650,000	$200,000	October 9, 2028
Barclays Bank PLC	$245,000	$245,000	$100,000	January 29, 2027
Mizuho Bank, Ltd.	$155,000	$350,000	$350,000	August 11, 2028
Mortgage-backed securities sold under agreements to repurchase
JP Morgan Chase Bank, N.A.	$181,608
Santander US Capital Markets LLC	$165,483
Wells Fargo Bank, N.A.	$142,889
Bank of America, N.A.	$21,920
Mortgage loan participation purchase and sale agreements
Bank of America, N.A.	$678,580	$750,000	$—	June 9, 2027
Notes payable
GMSR 2023-GTL1 Loans	$480,000	$480,000		February 25, 2028
GMSR 2023-GTL2 Loans	$125,000	$125,000		October 25, 2028
GMSR 2024-GT1 Notes	$125,000	$125,000		March 26, 2029
GMSR 2025-GT1 Notes	$300,000	$300,000		August 26, 2030
GMSR 2026-GT1 Notes	$300,000	$300,000		May 27, 2031
Citibank, N.A. FHLMC MSR Facility	$315,000	$650,000	$150,000	August 3, 2027
Goldman Sachs Bank USA FHLMC MSR Facility	$—	$300,000	$300,000	August 12, 2028
Unsecured senior notes
Unsecured Notes - 4.25%	$650,000			February 15, 2029
Unsecured Notes - 5.75%	$500,000			September 15, 2031
Unsecured Notes - 7.875%	$750,000			December 15, 2029
Unsecured Notes - 7.125%	$650,000			November 15, 2030
Unsecured Notes - 6.875%	$850,000			February 15, 2033
Unsecured Notes - 6.875%	$850,000			May 15, 2032
Unsecured Notes - 6.75%	$650,000			February 15, 2034
(1)	Outstanding indebtedness as of September 30, 2026.
(2)	Total facility size, committed facility and maturity date include contractual changes through the date of this Report.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2026:

Loans held for sale and MSRs

		Weighted average
Counterparty	Amount at risk	maturity of advances	Facility maturity
	(in thousands)
Atlas Securitized Products, L.P., Goldman Sachs Bank USA, Nomura Corporate Funding Americas and Mizuho Bank, Ltd. (1)	$6,879,231	August 9, 2027	August 9, 2027
Barclays Bank PLC (2)	$1,129,783	January 27, 2027	September 20, 2027
Bank of America, N.A.	$151,729	November 22, 2026	June 7, 2028
Atlas Securitized Products, L.P.	$66,635	February 14, 2027	December 10, 2027
JP Morgan Chase Bank, N.A. (2)	$53,587	November 30, 2026	June 25, 2028
Royal Bank of Canada	$26,411	October 24, 2026	August 10, 2027
Nomura Corporate Funding Americas	$25,862	October 21, 2026	August 4, 2027
Mizuho Bank, Ltd.	$24,758	December 30, 2026	August 13, 2027
BNP Paribas	$13,174	December 4, 2026	September 30, 2027
Goldman Sachs Bank USA	$12,992	December 11, 2026	March 15, 2028
Citibank, N.A.	$12,331	October 31, 2026	August 3, 2027
Morgan Stanley Bank, N.A.	$11,378	December 6, 2026	June 29, 2028
Wells Fargo Bank, N.A.	$9,692	November 19, 2026	May 19, 2028
(1)	The borrowing facilities are in the form of a sale of a variable funding note under an agreement to repurchase. The facility maturity date represents a weighted average with maturity dates ranging from October 25, 2026 through August 11, 2028.

(2)	The facility maturity dates are shown as weighted averages.

Principal-only stripped MBS

Counterparty	Amount at risk	Maturity
	(in thousands)
Bank of America, N.A.	$1,511	January 5, 2027
JP Morgan Chase Bank, N.A.	$13,018	October 8, 2026
Wells Fargo Bank, N.A.	$9,901	October 23, 2026
Santander US Capital Markets LLC	$7,485	October 16, 2026

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

Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies, which utilize relevant critical accounting estimates. There have been no significant changes in our critical accounting policies and estimates during the quarter ended September 30, 2026 as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Prepayment Risk

To the extent that the actual prepayment rate on the mortgage loans underlying our MSRs differs from what we projected when we initially recognized these assets and liabilities when we measure fair value as of the end of each reporting period, the carrying value of these assets and liabilities will be affected. In general, a decrease in the principal balances of the mortgage loans underlying our MSRs or an increase in prepayment expectations will decrease our estimates of the fair value of the MSRs, thereby reducing net loan servicing income, partially offset by the beneficial effect on net loan servicing income of a corresponding reduction in the fair value of our MSLs and an increase in the fair value of our principal-only stripped MBS.

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

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of September 30, 2026, given several shifts in prepayment speeds, option adjusted spreads and annual per loan cost of servicing:

Change in fair value attributable to shift in:	-20%	-10%	-5%	+5%	+10%	+20%

	(in thousands)
Prepayment speed	$441,315	$229,657	$116,928	$(118,890)	$(238,696)	$(478,300)
Option adjusted spread	$326,409	$171,049	$86,983	$(89,281)	$(179,859)	$(360,732)
Annual per-loan cost of servicing	$234,917	$117,459	$58,729	$(58,729)	$(117,459)	$(234,917)

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may be involved in various legal and regulatory proceedings, lawsuits and other claims arising in the ordinary course of its business. See Note 18 — Commitments and Contingencies, to the consolidated financial statements included in this Report for a discussion of legal actions, claims and proceedings that are incorporated by reference into this Item 1.

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth under Item 1A. For a discussion of our risk factors refer to our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 20, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended September 30, 2026.

Stock Repurchase Program

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (1)	Approximate dollar value of shares that may yet be purchased under the plans or program (1)
July 1, 2026 – July 31, 2026	—	$—	—	$157,600,979
August 1, 2026 – August 31, 2026	—	$—	—	$157,600,979
September 1, 2026 – September 30, 2026	—	$—	—	$157,600,979
Total	—	$—	—	$157,600,979
(1)	In August 2021, the Company’s board of directors approved an increase to the Company’s common stock repurchase program from $1 billion to $2 billion. The stock repurchase program does not require the Company to purchase a specific number of shares, and the timing and amount of any shares repurchased are based on market conditions and other factors, including price, regulatory requirements and capital availability. Stock repurchases may be effected through privately negotiated transactions or open market purchases, including pursuant to a trading plan implemented pursuant to Rule 10b5-1 of the Exchange Act. The stock repurchase program does not have an expiration date but may be suspended, modified or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f)), informed us of the adoption, modification, or termination of any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K).

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

		8-K12B	November 1, 2018

3.1	Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.1.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of New PennyMac Financial Services, Inc.	8-K12B	November 1, 2018

3.2	Amended and Restated Bylaws of PennyMac Financial Services, Inc.	8-K	March 18, 2026
10.1	Amendment No. 2 to Fifth Amended and Restated Flow Servicing Agreement, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC, dated as of September 9, 2026.	*

10.2	Amendment No. 2 to Amended and Restated Flow Servicing Agreement, between PennyMac Corp. and PennyMac Loan Services, LLC, dated as of September 9, 2026.	*

10.3	Amendment No. 1 to Fourth Amended and Restated Mortgage Banking Services Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 9, 2026.	*

10.4	Amendment No. 1 to Amended and Restated Mortgage Loan Purchase Agreement, between PennyMac Loan Services, LLC and PennyMac Corp., dated as of September 9, 2026.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Daniel S. Perotti pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 001-35916 or 001-38727)
Exhibit No.	Exhibit Description	Form	Filing Date

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Changes in Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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

PENNYMAC FINANCIAL SERVICES, INC.

Dated: November 3, 2026	By:	/s/ DAVID A. SPECTOR
David A. Spector
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 3, 2026	By:	/s/ DANIEL S. PEROTTI
Daniel S. Perotti
Senior Managing Director and Chief Financial Officer (Principal Financial Officer)